Form 10-Q
period 1996-06-30
PRINCETON NATIONAL BANCORP INC
filed 1996-08-14
CIK 707855

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                          -----------------------

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
            for the Quarterly Period Ended June 30, 1996

                         ------------------------

                       Commission File Number 0-20050

                      PRINCETON NATIONAL BANCORP, INC.

           (Exact name of registrant as specified in its charter)


           DELAWARE                                36-3210283
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)


                               606 S. Main Street
                         Princeton, Illinois  61356

                 (Address of principal executive offices)
                                (Zip Code)

                               (815) 875-4444
           (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes __X__          No ______

  As of June 30, 1996 the registrant had outstanding 2,721,410 shares of its $5 par value common stock.

                     Part I: FINANCIAL INFORMATION


     The consolidated financial statements of Princeton National
Bancorp, Inc. and Subsidiary and management's discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

          Schedule 1: Consolidated Balance Sheets
          Schedule 2: Consolidated Statements of Income (Loss)
          Schedule 3: Consolidated Statements of Stockholders'
                      Equity
          Schedule 4: Consolidated Statements of Cash Flows
          Schedule 5: Note to Consolidated Financial Statements
          Schedule 6: Management's Discussion and Analysis of
                      Financial Condition and Results of Operations


                      Part II: OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27 - Financial Data Schedule

     (b)  No reports on Form 8-K were filed during the quarter ended
          June 30, 1996.



                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PRINCETON NATIONAL BANCORP, INC.


Date:  August 13, 1996        By /s/ Tony J. Sorcic
                                -----------------------------------
                                Tony J. Sorcic
                                Executive Vice-President


Date:  August 13, 1996        By /s/ Todd D. Fanning
                                -----------------------------------
                                Todd D. Fanning
                                Controller

                                                                     Schedule 1

                                    PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                                              CONSOLIDATED BALANCE SHEETS
                                                     (in thousands)

                                                                    June 30,              December 31,
                                                                      1996                   1995
                                                                   ---------               --------
                                                                  (Unaudited)
ASSETS
Cash and due from banks                                             $14,434                 $18,734
Federal funds sold                                                    4,000                   5,700
Interest-bearing time deposits in other banks                             0                       0
Loans held for sale                                                   3,658                     946
Marketable investment securities:
      Available-for-sale                                            116,930                 115,596
      Held-to-maturity (market value of $11,375 and
          $11,501 at 6/30/96 and 12/31/95, respectively)             11,531                  11,498
                                                                   --------                 --------
          Total investment securities                               128,461                 127,094
                                                                   --------                 --------
Loans:
      Gross loans                                                   244,097                 232,693
      Less: Unearned interest                                          (169)                   (222)
                Allowance for possible credit losses                 (1,965)                 (2,034)
                                                                   --------                 --------
          Net loans                                                 241,963                 230,437

Premises and equipment                                               9,305                    9,096
Interest receivable                                                  5,139                    5,505
Goodwill and intangibles, net of accumulated amortization            5,512                    2,545
Other assets                                                         2,715                    2,336
                                                                   --------                 --------
         TOTAL ASSETS                                             $415,187                 $402,393
                                                                   ========                 ========
LIABILITIES
Deposits:
     Demand                                                         $34,073                 $39,315
     Interest-bearing demand                                        81,954                   77,094
     Savings                                                        55,131                   49,527
     Time                                                           188,682                 180,349
                                                                   --------                 --------
            Total deposits                                          359,840                 346,285
                                                                   --------                 --------
Short-term borrowings:
     Securities repurchase agreements                                5,731                    9,172
     Interest-bearing demand notes
          issued to the U.S. Treasury                                2,178                    1,571
                                                                   --------                 --------
            Total short-term borrowings                              7,909                   10,743
                                                                   --------                 --------
Long-term borrowings                                                 5,400                    4,700
Other liabilities                                                    3,549                    3,019
                                                                   --------                 --------
       TOTAL LIABILITIES                                            376,698                 364,747
                                                                   --------                 --------
STOCKHOLDERS' EQUITY
Common stock: 4,000,000 shares at 6/30/96 and at
     12/31/95, of $5 par value authorized; 2,759,945
     issued at 6/30/96 and 12/31/95                                 13,800                   13,800
Surplus                                                              6,067                    6,067
Retained earnings                                                   19,178                   17,857
Unrealized (loss) gain on investments available-for-sale,
     net of tax effect                                                (288)                     243
     Less: Cost of 38,535 treasury shares at 6/30/96
               and 41,639 treasury shares at 12/31/95                 (268)                    (321)
                                                                   --------                 --------
       TOTAL STOCKHOLDERS' EQUITY                                   38,489                   37,646
                                                                   --------                 --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $415,187                 $402,393
                                                                   ========                 ========

                     See accompanying note to consolidated financial statements

                                                                     Schedule 2

                                     PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)
(In thousands, except share data)
                                                                  For the Three Months        For the Six Months
                                                                      Ended June 30             Ended June 30
                                                                   -------------------       -------------------
                                                                      1996      1995            1996      1995
                                                                   ---------  ---------      --------- ---------
Interest income:
Interest and fees on loans                                           5,488      4,920          10,748      9,508
    Interest and dividends on investment
         securities                                                  1,656      1,982           3,377      4,152
Interest on federal funds sold                                          33         13              77         17
Interest on interest-bearing time deposits
    in other banks                                                      13          1              23          2
                                                                 ---------  ---------       ---------  ---------
         Total interest income                                       7,190      6,916          14,225     13,679
Interest expense:
    Interest on deposits                                             3,358      3,442           6,738      6,605
    Interest on short-term borrowings                                   80         67             173        171
    Interest on long-term borrowings                                   100        117             199        234
                                                                 ---------  ---------       ---------  ---------
         Total interest expense                                      3,538      3,626           7,110      7,010
                                                                 ---------  ---------       ---------  ---------
Net interest income                                                  3,652      3,290           7,115      6,669
Provision (credit) for possible credit losses                            0       (66)               0      (101)
                                                                 ---------  ---------       ---------  ---------
Net interest income after provision (credit)
    for possible credit losses                                       3,652      3,356           7,115      6,770
Non-interest income:
    Trust & farm management fees                                       244        207             496        454
    Service charges on deposit accounts                                282        275             545        535
    Other service charges                                              116         62             211        129
    Securities transactions, net                                       (9)         59            (26)        202
    Loan servicing fees and other charges                               51         43             123         82
    Other operating income                                              51         18              77         47
                                                                 ---------  ---------       ---------  ---------
         Total other income                                            735        664           1,426      1,449
Non-interest expenses:
    Salaries and employee benefits                                   1,590      1,462           3,160      2,908
    Occupancy                                                          218        224             458        443
    Equipment expense                                                  207        194             411        393
    FDIC/OCC assessments                                                63        221             123        443
    Intangibles amortization                                            86        104             139        409
    Other real estate expense, net                                       6          1               7        (3)
    Data processing                                                    144        113             279        261
    Trust expense                                                      240         67             243      4,982
    Other operating expense                                            683        567           1,328      1,083
                                                                 ---------  ---------       ---------  ---------
         Total other expenses                                        3,237      2,953           6,148     10,919
                                                                 ---------  ---------       ---------  ---------
Income (loss) before income taxes                                    1,150      1,067           2,393    (2,700)
Applicable income taxes (benefit)                                      275        207             583    (1,371)
                                                                 ---------  ---------       ---------  ---------
Net income (loss)                                                      875        860           1,810    (1,329)
                                                                 =========  =========       =========  =========
Net income (loss) per share:                                          0.32       0.32            0.67     (0.49)
Weighted average shares outstanding                              2,720,175  2,713,112       2,719,271  2,711,898
Dividends per share                                                   0.09       0.09            0.18      $0.18

          See accompanying note to consolidated financial statements

                                                                     Schedule 3

         PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Unaudited)
                                             For the Six Months
                                               Ended June 30
                                            --------------------
                                              1996       1995
                                            ---------  ---------
                                               (In thousands)
 Balance, January 1                           $37,646   $34,636
   Net income (loss)                            1,810    (1,329)
   Cash dividends                               (489)      (488)
   Unrealized (loss) gain on investments
      available-for-sale, net of tax            (531)      2,520
      effect
   Sale of treasury stock                          53         54
                                            ---------  ---------
 Balance, June 30                             $38,489    $35,393
                                            =========  =========

      See accompanying note to consolidated financial statements

                                                                     SCHEDULE 4

                                    PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                                         For the Three Months     For the Six Months
                                                                             Ended June 30           Ended June 30
                                                                         ---------------------   ---------------------
 (In thousands)                                                            1996        1995        1996        1995
                                                                         ---------   ---------   ---------   ---------
 Operating activities:
     Net income (loss)                                                        $875        $860      $1,810    ($1,329)
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                         232         216         459         419
          Credits for possible credit losses                                     0        (66)           0       (101)
          Amortization of goodwill                                              58          54         111         107
          Amortization of investment securities, net of accretion              109         171         212         547
          Loss (gain) on sales of securities                                     9        (59)          26       (202)
          Loss (gain) on sales of other real estate                              5           0           5         (8)
          Loans originated for sale                                        (2,572)     (1,409)     (6,413)     (2,247)
          Proceeds from sales of loans originated for sale                   1,297       1,716       3,701       2,766
          (Decrease) increase in accrued interest payable                     (51)         252          58         385
          (Increase) decrease in accrued interest receivable                 (628)       (829)         366         407
          Increase in other assets                                           (497)        (36)       (526)       (319)
          Increase (decrease) in other liabilities                             582         284         746     (1,689)
                                                                         ---------   ---------   ---------   ---------
              Net cash (used) provided by operating activities               (581)       1,154         555     (1,264)
                                                                         ---------   ---------   ---------   ---------
 Investing activities:
     Proceeds from sales of available-for-sale investment securities           249       3,580         339      11,662
     Proceeds from maturities of available-for-sale investment
          securities                                                        17,210       7,184      34,080      12,758
     Purchase of available-for-sale investment securities                 (25,131)       (491)    (37,078)     (3,152)
     Proceeds from maturities of held-to-maturity investment
          securities                                                           140         400       1,070         865
     Purchase of held-to-maturity investment securities                      (147)     (1,651)       (821)     (1,838)
     Proceeds from sales of other real estate owned                             11           0          11          35
     Net increase in loans                                                (10,250)     (5,733)    (11,526)    (11,767)
     Purchases of premises or equipment                                      (524)       (173)       (668)       (369)
     Payment for acquisition, net of cash and cash equivalents
          acquired                                                         (2,947)           0     (2,947)           0
                                                                         ---------   ---------   ---------   ---------
              Net cash (used) provided by investing activities            (21,389)       3,116    (17,540)       8,194
                                                                         ---------   ---------   ---------   ---------
 Financing activities:
     Net increase (decrease) in deposits                                    22,229       3,508      13,555    (11,661)
     Net increase (decrease) in short-term borrowings                          136     (2,403)     (2,834)       (197)
     Proceeds from long-term borrowings                                      1,000           0       1,000           0
     Payments for long-term borrowings                                       (150)       (150)       (300)       (300)
     Dividends paid                                                          (245)       (244)       (489)       (488)
     Sale of treasury stock                                                     23          54          53          54
                                                                         ---------   ---------   ---------   ---------
              Net cash provided (used) by financing activities              22,993         765      10,985    (12,592)
                                                                         ---------   ---------   ---------   ---------
 Increase (Decrease) in cash and cash equivalents                            1,023       5,035     (6,000)     (5,662)
 Cash and cash equivalents at beginning of quarter and year                 17,411      11,049      24,434      21,746
                                                                         ---------   ---------   ---------   ---------
 Cash and cash equivalents at June 30                                      $18,434     $16,084     $18,434     $16,084
                                                                         =========   =========   =========   =========
 Supplemental disclosures of cash flow information:
     Cash paid during the year for:
          Interest on deposits                                              $3,405      $3,189      $6,666      $6,220
          Interest on repurchase agreements                                    $59         $61        $141        $103
          Interest on long-term borrowings                                    $100        $117        $199        $234
          Income taxes                                                        $557          $0        $557        $325
     Amounts transferred to other real estate owned                             $0          $0          $0          $0

          See accompanying note to consolidated financial statements

                                                      Schedule 5



            PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
               Note to Consolidated Financial Statements
                              (Unaudited)



The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by generally accepted accounting principles for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the financial statements and notes included in the Registrant's 1995 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

                                                            Schedule 6


           PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             June 30, 1996
                              (unaudited)

     The following discussion provides information about Princeton National Bancorp, Inc.'s (PNB) financial condition and results of operations for the quarter ending June 30, 1996. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto.

ACQUISITION

     On June 7, 1996, PNB acquired the Sandwich, Illinois branch of Superior Bank FSB for $3,455,000. The acquisition consisted solely of deposits (approximately $24,700,000) and the associated branch facilities. This acquisition, in combination with the nearby Plano office, significantly enhances the subsidiary bank's market presence in this rapidly growing area.

RESULTS OF OPERATIONS

     Income for the second quarter of 1996 was $875,000, or $0.32 per share, an increase from the second quarter of 1995 of $15,000 (or
1.74%).   For the first six months of 1996, income was $1,810,000 (or
$0.67 per share), compared to a loss of $1,329,000 (or $0.49 per share) in the first six months of 1996 due to the subsidiary bank's reimbursement of trust customers for losses in the market value of various inverse floater securities held in their trust accounts. Without including the trust department matter, the income for the first six months of 1995 would have been approximately $1,682,000
($.62 per share). Annualized return on assets and return on equity were .88% and 9.22%, respectively, for the second quarter of 1996, compared with .90% and 10.06% for the second quarter of 1995. For the six-month periods, the annualized returns on assets and equity were
 .91% and 9.56%, respectively, for 1996 compared to -.69% and -7.69% in 1995.

     As average loans continue to increase, net interest income also continues to climb increasing from $3,290,000, before any provisions (credits) for possible credit losses, during the second quarter of 1995, to $3,652,000 in the second quarter of 1996 (an increase of $362,000 or 11.00%). Additionally, for the six-month periods, net interest income before any provisions (credits) for possible credit losses was $7,115,000 for 1996, as compared to $6,669,000 for 1995, representing an increase of $446,000 (or 6.69%).

     Non-interest income increased by $71,000 (or 10.69%) during the second quarter of 1996 as compared to the second quarter of 1995. However, for the first six months of 1996, non-interest income decreased by $23,000 (or 1.59%) as compared to the first six months of 1995. While some categories of non-interest income showed significant increases from 1995 to 1996 (other service charge income, loan service fees, other operating income), income from securities transactions decreased by $228,000 resulting in the overall decrease in non-interest income.

     Despite a decrease of $158,000 (or 71.49%) in FDIC/OCC assessments (due to a reduction in the rates charged by the FDIC), non-interest expense for the second quarter of 1996 amounted to $3,237,000, an increase of $284,000 (or 9.62%) from the second quarter of 1995. This increase is due to trust department expenses and other increases in operating expenses associated with the Sandwich branch acquisition.

     Excluding trust expenses and FDIC/OCC assessments (for both 1996 and 1995), non-interest expenses increased by $288,000 (or 5.24%) during the first six months of 1996 as compared to the first six months of 1995. This increase can be attributed to higher salary costs (increase of 8.67%) and other operating expenses (increase of 22.62%), which are partly a result of the expansion of the subsidiary bank's staff and offices.

ANALYSIS OF FINANCIAL CONDITION

     As a result of the acquisition described above, total assets at June 30, 1996 increased to $415,187,000 from $402,393,000 at December
31, 1995 ($12.8 million or 3.2%). Although PNB acquired approximately $24.7 million in deposits, total deposits have increased by only $13.5 million during the six months of 1996 from $346.3 million at December 31, 1995 to $359.8 million at June 30, 1996. Time certificate of deposits continue to increase; up approximately $8.3 million (or 4.62%) from December 31, 1995 to June 30, 1996. Savings deposits and interest-bearing demand deposits also increased $5.6 million (or 11.32%) and $4.9 million (or 6.30%), respectively, during the same period, while demand deposits decreased by $5.2 million (or 13.33%).

     Loan demand continues to be extremely strong with total loans, net, at $245,621,000 at June 30, 1996, compared to $231,383,000 at
December 31, 1995 (an increase of $14.2 million or 6.15%). Non-performing loans totaled $847,000 or 0.34% of net loans at June 30, 1996, as compared to $917,000 or 0.39% of net loans at December 31, 1995.

     During the first six months of 1996, PNB charged off $639,000 of loans and had recoveries of $570,000. The allowance for possible credit losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's best judgement, deserve evaluation. The adequacy of the allowance is monitored monthly. At June 30, 1996, the allowance for possible credit losses was $1,965,000 which is 0.79% of total loans, net of unearned interest.

     At June 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $189,000, all of which related to impaired loans which do not require a related allowance for possible credit losses as the carrying value of the loans exceeds the discounted present value of expected future cash flows. Interest recognized on impaired loans (during the portion of this quarter that they were impaired) is not considered material.

CAPITAL RESOURCES

     Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At June 30, 1996, total risk-based capital was 13.83%, compared to 15.17% at December 31, 1995, a result of the aforementioned acquisition. As of June 30, 1996, total stockholders' equity decreased by $288,000 as a result of the mark to market of the available-for-sale portion of the subsidiary bank's investment portfolio. Accordingly, together with the acquisition, total stockholders' equity to total assets at June 30, 1996 decreased to 9.27% from 9.36% at December 31, 1995.

LIQUIDITY

     Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Cash flows provided by financing and operating activities, offset by those used by investing activities, resulted in a net decrease in cash and cash equivalents of $6,000,000 from December 31, 1995 to June 30, 1996. This usage was due largely to net increases in loans and investments (purchases greater than maturities and sales) as well as a decrease in short-term borrowings, offset by a net increase in deposits (resulting from the aforementioned acquisition). For more detailed cash flow information, see PNB's Consolidated Statement of Cash Flows.

EFFECTS OF INFLATION

     The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.