Form 10-Q
period 1996-09-30
PRINCETON NATIONAL BANCORP INC
filed 1996-11-14
CIK 707855

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549



   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1996


   Commission File No. 0-20050


                      Princeton National Bancorp, Inc.
           (Exact name of registrant as specified in its charter)


                   DELAWARE                      36-3210283
       (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)       Identification No.)

                   606 S. Main Street, Princeton, IL 61356
            (Address of principal executive offices and Zip Code)

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

                           Yes __X__     No _____

   As of September 30, 1996, the registrant had outstanding 2,722,039 shares of its $5 par value common stock.

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


                         Part II: OTHER INFORMATION


   Item 6.Exhibits and Reports on Form 8-K


        (a)  Exhibits :
               27 - Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                                                            Schedule 1

                                   PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEETS
                                                    (in thousands)

                                                                           September 30,          December 31,
                                                                                1996                  1995
                                                                              --------              --------
                                                                            (Unaudited)
     ASSETS
     Cash and due from banks                                                     $17,891                $18,734
     Federal funds sold                                                            2,000                  5,700
     Interest-bearing time deposits in other banks                                     0                      0
     Loans held for sale                                                           3,490                    946
     Marketable investment securities:
           Available-for-sale                                                    105,280                115,596
           Held-to-maturity (fair value of $11,608 and
                $11,501 at 9/30/96 and 12/31/95, respectively)                    11,652                 11,498
                                                                                --------               --------
                Total investment securities                                      116,932                127,094
     Loans:
           Gross loans                                                           255,587.0              232,693
           Less: Unearned interest                                                  (175)                  (222)
                Allowance for possible credit losses                              (1,739)                (2,034)
                                                                                --------               --------
             Net loans                                                           253,673                230,437
                                                                                --------               --------
     Premises and equipment                                                        9,265                  9,096
     Interest receivable                                                           6,275                  5,505
     Goodwill and intangibles, net of accumulated amortization                     5,641                  2,545
     Other assets                                                                  2,614                  2,336
                                                                                --------               --------
           TOTAL ASSETS                                                         $417,781               $402,393
                                                                                ========               ========

     LIABILITIES
     Deposits:
           Demand                                                                $33,939                $39,315
           Interest-bearing demand                                                80,482                 77,094
           Savings                                                                54,843                 49,527
           Time                                                                  191,368                180,349
                                                                                --------               --------
                Total deposits                                                   360,632                346,285
                                                                                --------               --------
     Short-term borrowings:
           Securities repurchase agreements                                        6,638                  9,172
           Interest-bearing demand notes issued to
             the U.S. Treasury                                                     2,673                   1571
                                                                                --------               --------
                Total short-term borrowings                                        9,311                 10,743
                                                                                --------               --------
     Long-term borrowings                                                          5,250                  4,700
     Other liabilities                                                             3,452                  3,019
                                                                                --------               --------
            TOTAL LIABILITIES                                                    378,645                364,747
                                                                                --------               --------

     STOCKHOLDERS' EQUITY





     Common stock: 4,000,000 shares at 9/30/96 and at
           12/31/95, of $5 par value authorized; 2,759,945
           ssued at 9/30/96 and 12/31/95                                           13800                 13,800
     Surplus                                                                       6,067                  6,067
     Retained earnings                                                            19,529                 17,857
     Unrealized (loss) gain on investments available-for-sale,
           net of tax effect                                                          (4)                   243
          Less: Cost of 37,906 treasury shares at 9/30/96
             and 41,639 treasury shares at 12/31/95                                 (256)                  (321)
                                                                                --------               --------
           TOTAL STOCKHOLDERS' EQUITY                                             39,136                 37,646
                                                                                 -------               --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $417,781               $402,393
                                                                                ========               ========

     See accompanying note to consolidated financial statements

                                                                                                                  Schedule 2
                                         PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                            (Unaudited)                               For the Three Months            For the Nine Months
                 (In thousands, except share data)                    Ended September 30             Ended September 30
                                                                       1996           1995            1996           1995
     Interest income:
     Interest and fees on loans                                        5,643          5,177          16,390          14,709
     Interest and dividends on investment securities                   1,741          1,846           5,118           5,998
     Interest on federal funds sold                                        6             47              84              64
     Interest on interest-bearing time deposits in
           other banks                                                     0              6              23               9
                                                                    --------       --------        --------        --------
                Total interest income                                  7,390          7,076          21,615          20,780
     Interest expense:
           Interest on deposits                                        3,535          3,555          10,273          10,161
           Interest on short-term borrowings                             102             76             275             247
           Interest on long-term borrowings                              114            112             313             346
                                                                    --------       --------        --------        --------
                Total interest expense                                 3,751          3,743          10,861          10,754
                                                                    --------       --------        --------        --------
     Net interest income                                               3,639          3,333          10,754          10,026
     Provision (credit) for possible credit losses                         0              0               0            (101)
                                                                    --------       --------        --------        --------
     Net interest income after provision (credit)
           for possible credit losses                                  3,639          3,333          10,754          10,127
     Non-interest income:
           Trust & farm management fees                                  215            201             711             656
           Service charges on deposit accounts                           311            281             855             816
           Other service charges                                         108             66             319             195
           Securities transactions, net                                   (1)             0             (27)            202
           Loan servicing fees and other charges                          35             27             158              85
           Other operating income                                         32             30              90              88
                                                                    --------       --------        --------        --------
                Total other income                                       700            605           2,106           2,042
     Non-interest expenses:
           Salaries and employee benefits                              1,646          1,535           4,806           4,444
           Occupancy                                                     252            223             710             677
           Equipment expense                                             221            205             632             598
           FDIC/OCC assessments                                          390             41             513             484
           Intangibles amortization                                      118            104             257             513
           Other real estate expense, net                                  3              0              10              (4)
           Data processing                                               151            111             430             372
           Trust expense                                                 119              0             362           4,919
           Other operating expense                                       680            660           1,989           1,807
                                                                    --------       --------        --------        --------
                Total other expenses                                   3,580          2,879           9,709          13,810
                                                                    --------       --------        --------        --------
     Income (loss) before income taxes                                   759          1,059           3,151          (1,641)
     Applicable income taxes (benefit)                                   135            251             718          (1,121)
                                                                    --------       --------        --------        --------
     Net income (loss)                                                   624            808           2,433            (520)
                                                                    ========       ========        ========        ========

     Net income (loss) per share:                                       0.23            0.30           0.89                0





     Weighted average shares outstanding                           2,721,417      2,714,872       2,719,991       2,712,900

     Dividends per share                                                0.10            0.09           0.28           $0.27

     See accompanying note to consolidated financial statements

                                                                                Schedule 3
                        PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          (Unaudited)

                                                                     For the Nine Months
                                                                     Ended September 30
                                                                      1996         1995
                                                                    --------     --------
                                                                       (In thousands)
     Balance, January 1                                             $37,646       $34,636

           Net income (loss)                                          2,433          (520)
           Cash dividends                                              (761)         (732)
           Change in unrealized (loss) gain on investments
             available-for-sale, net of tax effect
                                                                       (247)        2,698
          Sale of treasury stock                                         65            62
                                                                   --------     --------
     Balance, September 30                                          $39,136       $36,144
                                                                    =======     ========


     See accompanying note to consolidated financial statements

                                                                                                                  Schedule 4
                                         PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                          For the Three Months         For the Nine Months
                                                                            Ended September 30          Ended September 30
                (In thousands)                                              1996          1995          1996          1995
                                                                          --------      --------      --------      --------
     Operating activities:
          Net income (loss)                                                  $624          $808        $2,433         ($520)
          Adjustments to reconcile net income to
            net cash provided by operating activities:
                Depreciation                                                  222           187           681           606
                Credits for possible credit losses                              0             0             0          (101)
                Amortization of intangible assets                             118            53           257           160
                Amortization of investment securities,
                  net of accretion                                             78           164           290           711
                Loss (gain) on sales of securities                              1             0            27          (202)
                Loss (gain) on sales of other real estate                       0             0             5            (8)
                Loans originated for sale                                    (939)       (3,491)       (7,352)       (5,738)
                Proceeds from sales of loans originated for sale            1,107         2,998         4,808         5,764
                (Decrease) increase in accrued interest payable               (47)          326             9           711
                Increase in accrued interest receivable                    (1,136)         (920)         (770)         (513)
                (Increase) decrease in other assets                          (149)           34          (700)         (286)
                (Decrease) increase in other liabilities                     (191)          487           555        (1,202)
                                                                         --------      --------      --------      --------
                     Net cash (used) provided by operating
                     activities                                              (312)          646           243          (618)
                                                                         --------      --------      --------      --------
     Investing activities:
          Proceeds from sales of available-for-sale
            investment securities                                           1,384             0         1,723        11,662
          Proceeds from maturities of available-for-sale
            investment securities                                          21,296         8,192        55,376        20,950
          Purchase of available-for-sale investment securities            (10,400)       (3,431)      (47,478)       (6,583)
          Proceeds from maturities of held-to-maturity
            investment securities                                             643           429         1,713         1,294
          Purchase of held-to-maturity investment securities               (1,046)         (173)       (1,867)       (2,011)
          Proceeds from sales of other real estate owned                        0             0            11            35
          Net increase in loans                                           (11,710)      (12,306)      (23,236)      (24,073)
          Purchases of premises or equipment                                 (182)         (237)         (850)         (606)
          Payment for acquisition, net of cash and cash                         0             0        (2,947)            0
            equivalents acquired                                         --------      --------      --------      --------
                Net cash (used) provided by investing activities              (15)       (7,526)      (17,555)          668
                                                                         --------      --------      --------      --------
     Financing activities:
          Net increase (decrease) in deposits                                 792         1,829        14,347        (9,832)
          Net increase (decrease) in short-term borrowings                  1,402           775        (1,432)          578
          Proceeds from long-term borrowings                                    0             0         1,000             0
          Payments for long-term borrowings                                  (150)         (150)         (450)         (450)
          Dividends paid                                                     (272)         (244)         (761)         (732)
          Sale of treasury stock                                               12             8            65            62
                                                                        ---------      --------      --------      --------
                Net cash provided (used) by financing activities            1,784         2,218        12,769       (10,374)
                                                                         --------      --------      --------      --------
     Increase (decrease) in cash and cash equivalents                       1,457        (4,662)       (4,543)      (10,324)





     Cash and cash equivalents at beginning of quarter and year            18,434        16,084        24,434        21,746
                                                                         --------      --------      --------      --------
     Cash and cash equivalents at September 30                            $19,891       $11,422       $19,891       $11,422
                                                                         ========      ========      ========      ========
     Supplemental disclosures of cash flow information:
          Cash paid during the year for:
                Interest on deposits                                       $3,598        $3,218       $10,264        $9,438
                Interest on repurchase agreements                             $75           $36          $216          $139
                     Interest on long-term borrowings                        $114          $112          $313          $346
                     Income taxes                                            $387            $0          $944          $325
          Amounts transferred to other real estate owned                     $168            $0          $168            $0

     See accompanying note to consolidated financial statements


     Supplemental Schedule of Noncash Investing and Financing Activities:

     The Corporation purchased all of the stock of Illinois Valley Bancshares, Inc. for $5,195,000. In conjunction with the acquisition, liabilities were assumed as follows:

               Fair value of assets aquired                  $75,853
               Cash paid for the Capital stock                (5,195)
                                                             -------
                      Liabilites assumed                     $70,658
                                                             =======

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

                                                               SCHEDULE 6

              PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             September 30, 1996
                                 (unaudited)

        The following discussion provides information about Princeton National Bancorp, Inc.'s (PNB) financial condition and results of operations for the quarter and nine months ending September 30, 1996. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto.

   RESULTS OF OPERATIONS
   ---------------------

        Net income for the third quarter was negatively impacted by $218,000 (after-tax), or $.08 per share, due to the passage of the recent SAIF-FICO bill mandating a special one-time payment to the FDIC to bring the SAIF fund up to its required reserve ratio. As a result, income for the third quarter of 1996 was $624,000, or $0.23 per share, a decrease from the third quarter of 1995 of $184,000 (or 22.77%).
   For the first nine months of 1996, net income was $2,433,000 (or $0.89 per share), compared to a loss of $520,000 (or $0.19 per share) in the first nine months of 1995 due to the subsidiary bank's reimbursement of trust customers for losses in the market value of various inverse floater securities held in their trust accounts. Without including the trust department matter, net income for the first nine months of 1995 would have been approximately $2,491,000 ($.92 per share). Annualized return on assets and return on equity were .60% and 6.43%, respectively, for the third quarter of 1996, compared with .83% and 9.11% for the third quarter of 1995. For the nine-month periods, the annualized returns on assets and equity were .81% and 8.55%, respectively, for 1996 and -.18% and -1.98% for 1995.

        As average loans continue to increase and average interest-bearing liabilities remain consistent, net interest income has increased from $3,333,000, before any provisions (credits) for possible credit losses, during the third quarter of 1995, to $3,639,000 in the third quarter of 1996 (an increase of $306,000 or 9.18%). Additionally, for the nine-month periods, net interest income before any provisions (credits) for possible credit losses was $10,754,000 for 1996, as compared to $10,026,000 for 1995, representing an increase of $728,000 (or 7.26%).

        Non-interest income increased by $95,000 (or 15.70%) during the third quarter of 1996 as compared to the third quarter of 1995. However, for the first nine months of 1996, non-interest income increased by only $64,000 (or 3.13%) as compared to the first nine months of 1995. Several categories of non-interest income have shown increases from 1995 to 1996 (other service charge income, loan service fees, trust and farm management fees), however, income from securities transactions decreased by $229,000 resulting in the small overall increase in non-interest income.

        Non-interest expenses for the third quarter of 1996 increased to $3,580,000, an increase of $701,000 (or 24.35%) from the third quarter of 1995, primarily because of FDIC assessments and trust department expenses as well as other increases in operating expenses associated with the Sandwich branch acquisition.

        Excluding trust expenses and FDIC/OCC assessments (for both 1996 and 1995), non-interest expenses increased by $427,000 (or 5.08%) during the first nine months of 1996 as compared to the first nine months of 1995. This increase can be attributed to higher salary costs (increase of 8.15%) and other operating expenses (increase of 10.07%), which are partly a result of the expansion of the subsidiary bank's staff and offices.

   ANALYSIS OF FINANCIAL CONDITION
   -------------------------------

        As a result of second quarter 1996 acquisition of the Sandwich, Illinois branch of Superior Bank FSB, total assets at September 30, 1996 increased to $417,781,000 from $402,393,000 at December 31, 1995
   ($15.4 million or 3.8%). Although PNB acquired approximately $24.7 million in deposits, total deposits have increased by only $14.3 million during the first nine months of 1996 (reflecting the normal year-end bulge in total deposits), from $346.3 million at December 31, 1995 to $360.6 million at September 30, 1996. Time certificate of deposits continue to increase; up approximately $11.0 million (or 6.11%) from December 31, 1995 to September 30, 1996. Savings deposits and interest-bearing demand deposits also increased $5.3 million (or 10.73%) and $3.4 million (or 4.39%), respectively, during the same period, while demand deposits decreased by $5.4 million (or 13.67%).

        Loan demand continues to be extremely strong with total loans, net, at $257,163,000 at September 30, 1996, compared to $231,383,000 at December 31, 1995 (an increase of $25.8 million or 11.14%). Non-performing loans totaled $1,169,000 or 0.45% of net loans at September 30, 1996, as compared to $917,000 or 0.39% of net loans at December 31, 1995.

        During the first nine months of 1996, PNB charged off $1,032,000 of loans and had recoveries of $737,000. This compares to charge-offs of $334,000 and recoveries of $415,000 during the first nine months of 1995. The allowance for possible credit losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's best judgement, deserve evaluation. The adequacy of the allowance is monitored monthly. At September 30, 1996, the allowance for possible credit losses was $1,739,000 which is 0.67% of total loans, net of unearned interest. The number of charge-offs increased in 1996 primarily due to the rapid growth in the consumer portfolio. While the current level of consumer charge-offs is higher than what management expects in the next twelve months, it is likely that net losses will be higher than in the past several years. Accordingly, management believes this will create a provision for loan loss expense.

        At September 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $571,000, all of which related to impaired loans which do not require a related allowance for possible credit losses as the carrying value of the loans exceeds the discounted present value of expected future cash flows. Interest recognized on impaired loans (during the portion of this quarter that they were impaired) is not considered material.

   CAPITAL RESOURCES
   -----------------

        Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. As a result of the June acquisition, at September 30, 1996, total risk-based capital was 13.39%, compared to 15.17% at December 31, 1995. Accordingly, the Tier 1 capital ratio also decreased from 8.72% at December 31, 1995, to 8.14% at September 30, 1995. Total stockholders' equity to total assets at September 30, 1996 increased only slightly to 9.37% from 9.36% at December 31, 1995.


   LIQUIDITY
   ---------

        Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Cash flows provided by financing activities, offset by those used by investing and operating activities, resulted in a net decrease in cash and cash equivalents of $4,543,000 from December 31, 1995 to September 30, 1996. This usage was due largely to net increases in loans, as well as a decrease in short-term borrowings; offset by the net increase in deposits and a decrease in investments (maturities and sales greater than purchases). For more detailed cash flow information, see PNB's Consolidated Statement of Cash Flows.

   EFFECTS OF INFLATION
   --------------------

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


                                      PRINCETON NATIONAL BANCORP, INC.



   Date:  November 13, 1996           By  /s/ Tony J. Sorcic
                                          -----------------------------
                                          Tony J. Sorcic
                                          Executive Vice-President


   Date:  November 13, 1996           By  /s/ Todd D. Fanning
                                          -----------------------------
                                          Todd D. Fanning
                                          Controller