Form 10-K
period 1996-12-31
PRINCETON NATIONAL BANCORP INC
filed 1997-03-31
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1996

                    Commission File Number 0-20050

                    PRINCETON NATIONAL BANCORP, INC.

        (Exact name of registrant as specified in its charter)

              Delaware                                   36-32110283

   (State of other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)
        606 South Main Street
         Princeton, Illinois                             61356-2080

   (Address of principal executive                       (Zip Code)
              offices)

Registrant's telephone number, including area code:  (815) 875-4444

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

       Title of each class                      Name of each exchange
       -------------------                      on which registered
                                                ---------------------
Common Stock                                    The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     __X__   YES         ____  NO

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At March 14, 1997, 2,723,966 shares of Common Stock, $5.00 Par Value, were outstanding, and the aggregate market value of the common stock (based upon the closing representative bid price of the common stock on March 14, 1997, as reported by NASDAQ) held by nonaffiliates was approximately $53,798,329.

Determination of stock ownership by nonaffiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Portions of the following documents are incorporated by reference:

Annual Report to Stockholders for the year ended December 31, 1996 - Part
II

1997 Notice and Proxy Statement for the Annual Meeting of Stockholders April 8, 1997 - Part III

                                PART I

ITEM 1. BUSINESS

     Princeton National Bancorp, Inc. ("PNB" or the "Corporation") is a single-bank holding company which conducts a full service commercial banking and trust business through its subsidiary bank, Citizens First National Bank ("Citizens Bank" or "the Bank"). At December 31, 1996, the Company had consolidated total assets of $420,407,000 and stockholders' equity of $40,197,000.

     PNB was incorporated as a Delaware corporation in 1981 in contemplation of the acquisition of all of the outstanding common stock of Citizens Bank and other future acquisitions. Since the formation of the holding company, PNB has made five acquisitions. In 1986, PNB acquired Genoa State Bank (subsequently merged into Citizens Bank), located approximately 90 miles from Princeton and just outside the western suburbs of Chicago. In 1988, PNB acquired First National Bank of Oglesby when it acquired all of the outstanding stock of USA Firstrust, Inc. (subsequently merged into Citizens Bank), which gave PNB a market presence in Oglesby and the Peru/LaSalle area, 27 and 22 miles from Princeton, respectively. In 1992, PNB acquired all of the outstanding capital stock of Illinois Valley Bancshares, Inc. ("Illinois Valley"). Through the acquisition of Illinois Valley, PNB acquired Colonial Bank and Trust Company of Bureau County, located in Princeton, with a branch in DePue (subsequently merged into Citizens Bank) and Colonial Bank and Trust Company of LaSalle County, located in Peru (subsequently converted into a national bank, renamed Citizens First National Bank of Peru, and subsequently merged into Citizens Bank). In 1994, PNB acquired Heart of Illinois Investment Corp. and its subsidiary, Heart of Illinois Bank, F.S.B., with branches in Spring Valley, Henry, Plano and Princeton (subsequently merged into Citizens Bank). In 1996, PNB acquired all of the deposits, equipment and the facility of the Sandwich branch of Superior Bank, FSB (subsequently merged into Citizens Bank), located approximately 50 miles to the northeast of Princeton.

     PNB operates the Bank as a community bank -- with offices located for convenience with professional, highly motivated, progressive employees who know the Bank's customers and are able to provide individualized, quality service. As part of its community banking approach, PNB requires officers of the Bank to actively participate in community organizations. In addition, within credit and rate of return parameters, PNB attempts to ensure that the Bank meets the lending needs of the communities in which offices are located, and that the Bank invests in local and municipal securities.

     Corporate policy, strategy, and goals are established by the Board of Directors of PNB. Pursuant to PNB's holding company philosophy, operational and administrative policies for the Bank are also established at the holding company level. Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which offices are located. In 1996, the majority of the directors of PNB also served as the directors of Citizens Bank. This assists PNB in directly implementing its policies at Citizens Bank.

ACQUISITION AND EXPANSION STRATEGY

     PNB seeks to diversify both its market area and asset base and increase profitability through acquisitions and expansion. PNB's goal, as reflected by its acquisition policy, is to expand through the acquisition of established financial service organizations, primarily commercial banks to the extent suitable candidates may be identified and by expanding into potential high growth areas. In integrating acquisitions, PNB focuses on, among other actions, implementing the policies established at Citizens Bank, improving asset quality and the net interest margin and encouraging community involvement.

     Generally, PNB seeks to acquire banks or other financial institutions with assets of $15 million to $60 million, located on the fringe of metropolitan or potential high growth areas and within 100 miles of Princeton. In addition to price and terms, the other factors considered by PNB in determining the desirability of an acquisition candidate are the general financial condition, earnings potential and quality of the management of the institution. There is no assurance that any further acquisitions will be made.

     PNB will also consider establishing branch facilities as a means of expanding its presence into new market areas. PNB opened new branch facilities in the Peru/LaSalle/Oglesby area early in 1994, in Minooka late in 1994, and in Hampshire during 1995.

CITIZENS FIRST NATIONAL BANK

     Citizens Bank was organized in 1865 as a national bank under the National Bank Act. Currently in its one hundred and thirty-second year, Citizens Bank has fifteen offices in eleven different communities in north central Illinois: Princeton, DePue, Genoa, Hampshire, Henry, Minooka, Oglesby, Peru, Plano, Sandwich and Spring Valley.

     Citizens Bank serves individuals, businesses and governmental bodies in Bureau, LaSalle, Marshall, Grundy, Kane, Kendall, DeKalb and contiguous counties. Citizens Bank operates a full-service community commercial bank and trust business that offers a broad range of financial services to customers. Their services consist primarily of commercial, real estate and agricultural lending, consumer deposit and financial services, and trust and farm management services.

COMMERCIAL, REAL ESTATE AND AGRICULTURAL LENDING

     Citizens Bank's commercial loan department provides secured and unsecured loans, including real estate loans, to companies and individuals for business purposes and to governmental units within the Bank's market area. As of December 31, 1996, Citizens Bank had commercial loans of $38.4 million (14.8% of the Bank's total loan portfolio) and commercial real estate loans of $41.2 million (16.0% of the Bank's total loan portfolio). Citizens Bank does not have a concentration of commercial loans in any single industry or business.

     Citizens Bank is one of the largest agricultural lenders in the State of Illinois with all of its outstanding agricultural and agricultural real estate loans primarily related to ventures within 30 miles of branch locations. As of December 31, 1996, Citizens Bank had agricultural loans of $36.0 million and agricultural real estate loans of $28.4 million, which represent approximately 14.0% and 11.0%, respectively, of the Bank's total loan portfolio. Agricultural loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The agricultural loan department, which has four lending officers, works closely with all agricultural customers, including companies and individual farmers, and assists in the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year. In addition, Citizens Bank works closely with governmental agencies, including the Farmers Home Administration, to assist agricultural customers in obtaining credit enhancement products such as loan guaranties.

     In accordance with its loan policy, Citizens Bank maintains a diversified loan portfolio. One of Citizens Bank's goals is to further diversify its loan portfolio. Further diversification will be accomplished through loans made by the Bank and through loans acquired as a result of PNB's acquisition strategy. As part of its loan policy and community banking approach, Citizens Bank does not actively buy loans from or participate its non-consumer loans to other lending institutions, particularly institutions outside its market area. In connection with its credit relationships, Citizens Bank encourages commercial and agricultural borrowers to maintain deposit accounts at the Bank.

PERSONAL FINANCIAL SERVICES

     The principal consumer services offered by Citizens Bank are demand, savings and time deposit accounts, home mortgage loans, installment loans, credit cards, and brokerage services.

     One of the strengths of Citizens Bank is the stability of its retail deposit base. This is due primarily to the Bank's service oriented competitive strategy and the economically diverse population of the counties encompassing the fifteen banking offices. These locations provide convenience for customers and visibility for Citizens Bank. A variety of marketing strategies are used to attract and retain stable depositors, the most important of which is the officer call program, pursuant to which officers of the Bank call on customers and potential customers of the Bank to maintain and develop deposit relationships. Marketing efforts in 1996 also included the completion of three very successful retail promotions. A credit card program was launched in 1995, and at year end 1996, Citizens Bank had 3,115 credit card holders carrying $1.6 million in balances. Secondly, Citizens Bank introduced its automated telephone service called TeleBanker, providing customers with 24-hour access to account information, along with rate information on loans and deposits. Finally, Citizens Bank introduced a new checking account to compete with other institutions offering "Free Checking". Citizens Bank now offers Advantage/Advantage Gold checking which is better than free because customers receive many value-added benefits.

     Citizens Bank is active in consumer lending with approximately $72.5 million in home mortgage loans (28.1% of the Bank's total loan portfolio) and $37.5 million in consumer installment loans (14.5% of the Bank's total loan portfolio) as of December 31, 1996. To better serve its retail customers by providing access to longer term, fixed rate residential real estate mortgages, Citizens Bank is active in the secondary residential mortgage market. As a matter of policy, Citizens Bank does not hold long-term, fixed rate loans.

     Another means by which Citizens Bank seeks to attract and serve retail customers in the market area is through the use of its thirteen automated teller machines. The Bank is a member of Magic Line which encompasses all of the major nationwide networks such as CIRUS, PLUS, and STAR.

     To further enhance its retail sales, Citizens Bank has undertaken a commitment in developing a stronger sales culture through an all-encompassing program with its major emphasis on customer focused banking. Although the process includes a significant commitment to training, other aspects such as team coaching, reward and recognition, goals and measurements, product knowledge, and selection and placement are a vital part of the success of the overall program.

TRUST DEPARTMENT AND FARM MANAGEMENT SERVICES

     Trust Department assets as of December 31, 1996 were approximately $150 million, an increase of 18.1% compared to the December 31, 1995 total of over $127 million. The increase in assets was due in part to an adjustment in market values for certain farm real estate held in various fiduciary accounts. Trust Department Income was $735,000 in 1996 versus $709,000 in 1995. The increase of 3.7% comes from new business development during 1996 as well as increased market value fees due to higher equity values and increased equity investment as a percentage of total trust assets. The assets managed by the Trust Department are currently spread over 764 accounts with nearly 3,000 clients and beneficiaries served.

     Farm Management Income was $199,000 in 1996, up from $161,000 in 1995 (an increase of 23.6%). Favorable crop yields and prices as well as new business development caused this increase. Acres under farm management totaled 17,303 at December 31, 1996 with 86 farms and 126 clients served. This compares to the totals at December 31, 1995 of 13,746 acres over 61 farms and 104 clients.

COMPETITION

     PNB is committed to community banking and to providing quality products and services at competitive loan rates and deposit pricing in order to remain competitive in its north central Illinois market. Citizens Bank competes with both small, locally owned banks as well as regional financial institutions which have numerous offices. The Bank competes with these organizations, as well as with savings and loan associations, credit unions, mortgage companies, insurance companies and other local financial institutions, for deposits, loans and other business. The principal methods of competition include loan and deposit pricing, the types and quality of services provided and advertising and marketing programs.

SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under federal and state law. The following information describes the material banking provisions affecting PNB and the Bank, and such discussion is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of PNB and the Bank.

     PNB is registered as a "bank holding company" with the Federal Reserve, and is subject to supervision by the Federal Reserve Board (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). PNB is required to file with the FRB periodic reports and such additional information as the FRB may require pursuant to the BHC Act. The FRB examines PNB, and may examine the Bank.

     The BHC Act requires prior FRB approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the FRB has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     PNB is a legal entity separate and distinct from the Bank. The major source of PNB's revenue is dividends PNB receives from the Bank. The right of PNB to participate as a stockholder in any distribution of assets of the Bank upon its liquidation or reorganization or otherwise is subject to the prior claims of creditors of the Bank. The Bank is subject to claims by creditors for long-term and short-term debt obligations, including substantial obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities.

     For the Bank, prior approval of the Office of the Comptroller of the Currency (the "OCC") is required if dividends declared by the Bank in any calendar year will exceed its net profits for that year combined with its retained profits for the preceding two years. In addition, a national bank may not pay a dividend greater than its undivided profits then on hand less the amount of any losses and the amount of statutory bad debts in excess of the balance of the bank's allowance for possible credit losses. "Bad debts" are generally defined to include the principal amounts of loans which are in arrears with respect to interest by six months or more unless such loans are well secured and in the process of collection. As of December 31, 1996, due to the amount of dividends paid to PNB during 1995, the Bank will not be able to pay dividends without prior approval of the OCC. Additionally, future payment of dividends by the Bank will be dependent on individual regulatory capital requirements and levels of profitability. The ability of the Bank to pay dividends may be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy.

     Federal laws limit the transfer of funds by the Bank to PNB in the form of loans or extensions of credit, investments or purchases of assets. Transfers of this kind to PNB by the Bank are limited to 10% in the aggregate of the Bank's capital and surplus, and are also subject to certain collateral requirements. These transactions, as well as other transactions between the Bank and PNB, must also be on terms substantially the same as, or at least as favorable as, those prevailing at the time for comparable transactions with nonaffiliated companies or, in the absence of comparable transactions, on terms, or under circumstances, including credit standards, that would be offered to, or would apply to, nonaffiliated companies.

     It is the policy of the FRB that PNB is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. The FRB takes the position that in implementing this policy, it may require PNB to provide such support when PNB otherwise would not consider itself able to do so.

     The various federal bank regulators, including the FRB and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. For bank holding companies, Tier 1 or "core" capital consists of common shareholders' equity, perpetual preferred stock (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill and certain investments in other corporations ("Tier 1 Capital"). Tier 2 capital consists of (subject to certain conditions and limitations) the allowance for possible credit losses, perpetual preferred stock, "hybrid capital instruments," perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock ("Tier 2 Capital"). Total capital is the sum of Tier 1 Capital and Tier 2 Capital (limited to 100% of Tier 1 Capital).

     Under the risk-adjusted capital standards, a minimum total capital to risk-weighted assets ratio of 8% is required and Tier l Capital must be at least 50% of total capital. The FRB and OCC also have adopted a minimum leverage ratio of Tier 1 Capital to total assets of 3%. The 3% Tier 1 Capital to total assets ratio constitutes the leverage standard for bank holding companies and national banks, and is used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations.

     The FRB and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such minimum levels of capital only if it were rated in the highest category under the regulatory rating systems for bank holding companies and banks. All other bank holding companies and banks are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. At December 31, 1996, PNB had a risk-based total capital ratio of 13.88% and a Tier 1 capital to risk-based assets ratio of 13.25%, which compare to the regulatory requirements for a well-capitalized bank of 10% and 6%, respectively. Additionally, PNB had a leverage ratio of 8.59%, which also compares favorably to the regulatory requirement for a well-capitalized bank of 5%. Accordingly, PNB maintains a very strong capital position.

     The FDIC has a risk-based assessment system for the deposit insurance provided to depositors at depository institutions whereby assessments to each institution are calculated upon the probability that the insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the insurance fund. The system utilizes nine separate assessment classifications based on an entity's capital level and supervisory evaluation. Risk classifications of all insured institutions is made by the FDIC for each quarterly assessment period. During 1996, the Bank was classified as well-capitalized, affording it the lowest premium assessment. The Bank's deposits are predominantly insured through the Bank Insurance Fund (the "BIF") and certain deposits held by the Bank are insured through the Savings Association Insurance Fund (the "SAIF"). The BIF and SAIF are both administered by the FDIC.

     As of September 30, 1996, PNB paid a one-time SAIF assessment of $336,000, which was mandated by the Federal government to recapitalize that fund. Accordingly, the SAIF fund reached its required reserve ratio of 1.25% of total insured deposits, and a partial refund was issued for the first quarter of 1997 in the amount of $37,000.

     The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits, with PNB assessed at a rate of zero. The FDIC may increase or decrease the assessment rate schedule on a seminannual basis. An increase in the rate assessed on PNB's banking subsidiary could have an adverse effect on PNB's earnings, depending on the amount of the increase.

     Deposits insured by SAIF are currently assessed at the BIF rate of zero to 27 cents per $100 of domestic deposits. The SAIF assessment rate may increase or decrease as is necessary to maintain the designated SAIF reserve ratio of 1.25% of SAIF insured deposits.

     Effective January 1, 1997, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. Until December 31, 1999 or when the last savings and loan association ceases to exist, whichever occurs first, depository institutions will pay approximately 6.4 cents per $100 of SAIF-assessable deposits and approximately 1.3 cents per $100 of BIF-assessable deposits.

     Subject to certain conditions, BIF and SAIF will be merged into one insurance fund effective January 1, 1999.

     Since September 29, 1995, federal law has permitted adequately capitalized and adequately managed bank holding companies to acquire banks across state lines, without regard to whether the transaction is prohibited by state law; however, they are required to maintain the acquired institutions as separately chartered institutions. Any state law relating to the minimum age of target banks (not to exceed five years) applies. The FRB is not permitted to approve any acquisition if, after the acquisition, the bank holding company would control more than 10% of the deposits of insured depository institutions nationwide or 30% or more of the deposits in the state where the target bank is located. The FRB could approve an acquisition, notwithstanding the 30% limit, if the state waives the limit either by state regulation or order of the appropriate state official.

     In addition, beginning June 1, 1997, banks will be permitted to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, the bank could establish and acquire additional branches at any location in the state where any bank involved in the merger could have established or acquired branches under applicable federal or state law.

     States may adopt legislation permitting interstate mergers before June 1, 1997. In contrast, states may adopt legislation before June 1, 1997, subject to certain conditions, opting-out of interstate branching. If a state opts-out of interstate branching, no out-of-state bank may establish a branch in that state through an acquisition or de novo, and a bank whose home state opts-out may not participate in an interstate merger transaction. Illinois has adopted legislation permitting interstate mergers beginning June 1, 1997.

     PNB is currently permitted to acquire banks located in any state outside Illinois and any organization located outside Illinois is permitted to acquire PNB. These provisions should not materially affect PNB because PNB does not have any current plans to acquire institutions located outside Illinois and because Illinois law, for several years, has permitted institutions located in any state of the United States to acquire banks and bank holding companies within Illinois subject to the ability of Illinois institutions to acquire banks and bank holding companies in such other state on similar conditions as Illinois law. The fact that Illinois has decided to permit interstate branching beginning June 1, 1997, means that if PNB did acquire an institution outside Illinois, PNB could, if it deemed it appropriate, convert such institution's offices into branches of the Bank or any other banking subsidiary then in existence. PNB, however, does not have any current plans to acquire any banking organization located outside the state of Illinois.

EMPLOYEES

     PNB presently has no employees. Certain of the employees and executive officers of Citizens Bank provide their services to PNB without charge. As of December 31, 1996, Citizens Bank employed 178 full-time and 37 part-time employees. The Bank offers a variety of employee benefits. The management of PNB considers its employee relations to be excellent.

     PNB believes one of its strengths is its ability to attract and retain experienced and well-trained personnel who have a knowledge of the
market areas in which it operates.   Management believes that PNB
generally has an easier time attracting and retaining quality employees than other banks in north central Illinois primarily because its size and management style affords greater opportunities to employees and allows direct participation and development of management and banking skills.

     In order to implement PNB's community banking philosophy and to promote themselves as community oriented organizations, the Bank has a formal officer call program. Each officer of the Bank calls on existing or potential customers and is expected to become actively involved in leadership positions in community organizations. As of December 31, 1996, employees of the Bank participated in 116 community organizations, serving over 14,000 hours of community service in 1996.

ITEM 2.  PROPERTIES

     PNB's headquarters and Citizens Bank's principal offices are located at 606 South Main Street, Princeton, Illinois. Also located at this address is an annex completed in 1991 that contains the trust and farm management departments. The two buildings at this location are owned by Citizens Bank and contain approximately 36,000 square feet of space, all of which is occupied by PNB and Citizens Bank. Citizens Bank also has two drive-up facilities in Princeton and branch offices in DePue, Genoa, Hampshire, Henry, Minooka, Oglesby, Peru, Plano, Sandwich and Spring Valley. Citizens Bank is the owner of each of these facilities, with the exception of Plano where the entire space is rented. None of the facilities owned by the Bank are subject to a mortgage.

ITEM 3.  LEGAL PROCEEDINGS

     The Bank is subject to legal proceedings and claims that arise in the ordinary course of business. Although management of the Company cannot predict the ultimate outcome of such matters, it believes that the ultimate resolution of these matters will not have a material adverse effect on the Company or the Bank, or the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS

               D. E. Van Ordstrand      President
               Tony J. Sorcic           Executive Vice-President

     Mr. Van Ordstrand has been President and Chief Executive Officer of PNB since January, 1983, and first became a director of PNB in 1981. He joined Citizens Bank as loan manager in 1967 and became President in January, 1983. In 1995, Mr. Van Ordstrand retired as President of Citizens Bank, and on December 31, 1996 retired as President and Chief Executive Officer of PNB.

     Mr. Sorcic joined Citizens Bank in 1981 as Assistant Vice-President-Operations and has been the Executive Vice-President and a director of PNB since April 1986. In October, 1995, Mr. Sorcic was named President and CEO of Citizens Bank. Effective January 1, 1997, he also became President and Chief Executive Officer of PNB.

                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND DIVIDENDS

     Since May 15, 1992, PNB's Common Stock has been listed on The NASDAQ Stock Market under the symbol PNBC.

     The table below indicates the high and low bid prices, and the dividends declared per share for the Common Stock during the periods indicated, in each case adjusted as if the three for two stock dividend (split) paid on April 23, 1994 had occurred prior to such quarters. The prices shown reflect interdealer prices and include retail markups, markdowns or commissions and may not necessarily represent actual transactions.



                                     Prices                   Cash
                                                            Dividends
                              High              Low         Declared
                              ----              ---         ---------

1994
----
First Quarter                $16               $14 3/4       $.08
Second Quarter                15 1/2            14 1/4        .08
Third Quarter                 15 1/2            14 1/2        .08
Fourth Quarter                15                12 3/4        .09

1995
----
First Quarter                $13 1/4           $12 1/4       $.09
Second Quarter                14 1/4            12 1/4        .09
Third Quarter                 16 1/4            13 1/2        .09
Fourth Quarter                17 1/4            15 1/2        .09

1996
----
First Quarter                $18               $16 1/2       $.09
Second Quarter                19 1/4            18            .09
Third Quarter                 19 1/4            18 1/4        .10
Fourth Quarter                19 1/2            18 1/2        .10

     On December 31, 1996, PNB had 574 holders of record of its Common
Stock.


     The holders of the Common Stock are entitled to receive such dividends as are declared by the Board of Directors of PNB, which considers payment of dividends quarterly. The ability of PNB to pay dividends is dependent upon its receipt of dividends from the Bank. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt servicing requirements, financial ratio guidelines established by the Board, the financial condition of PNB, and other relevant factors. The Bank's ability to pay dividends to PNB is subject to regulatory restrictions. See "Supervision and Regulation."

     PNB has paid regular cash dividends on the Common Stock since it commenced operations in 1982. PNB currently anticipates that cash dividends comparable to those that have been paid in the past will continue to be paid in the future. There can be no assurance, however, that any such dividends will be paid by PNB or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of PNB and the Bank as well as the general economic conditions and other relevant factors affecting PNB and the Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      FOR THE YEARS ENDED DECEMBER 31
                                                      --------------------------------------------------------------
                                                       1996         1995         1994         1993         1992
                                                       ----         ----         ----         ----         ----
SUMMARY OF INCOME
Interest income                                       $ 29,114     $ 27,645     $ 25,765     $ 22,439     $ 23,122
Interest expense                                        14,596       14,518       12,851       10,910       12,568
Net interest income                                     14,518       13,127       12,914       11,529       10,554
Provision (credit) for possible loan losses                 41         (101)        (286)        (176)         (95)
Non-interest income                                      2,860        2,553        2,574        2,346        2,058
Non-interest expense                                    12,864       16,247       11,035        9,240        8,591
Income (loss) before federal income tax                  4,473         (466)       4,739        4,811        4,116
Federal income tax (benefit)                             1,046         (824)         981        1,061          876
Net Income                                               3,427          358        3,758        3,750        3,240

PER SHARE DATA(A)
Net income                                           $    1.26     $   0.13     $   1.39     $   1.38     $   1.32
Book value (at end of period)                            14.76        13.85        12.78        13.07        11.87
Cash dividends declared                                   0.38         0.36         0.33         0.32         0.30
Dividend payout ratio                                    30.20%      272.90%       23.80%       23.10%       21.90%

SELECTED BALANCES (AT END OF PERIOD)
Total assets                                          $420,407     $402,393     $400,531     $345,604     $341,666
Earning assets                                         379,278      364,177      364,726      316,538      313,046
Investments                                            117,028      127,094      154,957      131,038      134,834
Gross loans                                            258,118      232,693      204,672      170,913      168,295
Allowance for possible loan losses                       1,630        2,034        2,100        2,218        2,233
Deposits                                               358,701      346,285      352,987      302,208      300,427
Long-term debt                                           4,350        4,700        5,300          -0-        2,200
Stockholders' equity                                    40,197       37,646       34,636       35,424       32,156

SELECTED FINANCIAL RATIOS
Net income to average stockholders' equity                8.91%        1.01%       10.77%       11.24%       11.94%
Net income to average assets                              0.84         0.09         0.94         1.12         1.08
Average stockholders' equity to average assets            9.48         9.03         8.74        10.00         9.08
Average earning assets to average assets                 91.37        91.90        92.24        91.78        92.45
Non-performing loans to total loans at end of             0.45         0.39         0.47         0.37         0.49
  period (net of unearned interest)
Tier 1 capital to average adjusted assets                 8.59         8.96         8.87        10.20        10.43
Risk based capital to risk adjusted assets               13.88        15.17        16.81        18.56        16.65
Net loans charged off (recovered) to average loans        0.18        (0.02)        0.06        (0.10)        0.06
Allowance for possible loan losses to total loans         0.63         0.87         1.03         1.30         1.33
  at end of period (net of unearned interest)
Average interest-bearing deposits to average             90.07        90.32        91.04        90.27        91.16
  deposits
Average non-interest-bearing deposits to average          9.93         9.68         8.96         9.73         8.84
  deposits

(a) Per share data prior to 1994 has been restated to reflect the stock dividend (3 for 2) split declared in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis provides information about the Corporation's financial condition and results of operations for the years ended December 31, 1996, 1995, and 1994. This discussion and analysis should be read in conjunction with "Selected Statistical Data," and Princeton National Bancorp, Inc.'s Consolidated Financial Statements and the Notes thereto included in this report (dollar amounts in thousands unless otherwise indicated).

OVERVIEW

     Net income for 1996 was $3,427, a significant increase from $358 in 1995. This represents $1.26 per share in 1996 and $.13 per share in 1995. This increase resulted primarily from the reimbursement in 1995 of the subsidiary bank's Trust customers for losses in market value of various inverse floater securities held in their trust accounts, which did not reoccur in 1996, as well as increases in net interest income and other income.

     Net interest income increased to $14,518 in 1996, a 10.7% increase from $13,127 in 1995. This significant improvement resulted from $28,000 in loan growth and the increase in the Corporation's net interest margin to 4.15% from 3.86% in 1995.

     Other income reached a record level of $2,860, a 12% increase from $2,553 in 1995. Service charges on loans and deposits and Trust and Farm Management fees experienced growth in 1996. The Corporation's strategy to build a strong fee income base through selling additional services to various customer segments proved successful.

     Total assets at year-end 1996 surpassed $420,400, an increase from $402,400 at the prior year-end. The increase in deposits resulted from the Sandwich acquisition.

     The table below summarizes the changes in the Corporation's assets, equity and net income during the period 1994 to 1996.

                  Assets at      Percent       Equity at       Percent          Net         Percent
                  Year-End       Change        Year-End        Change         Income        Change
                  ---------      --------      ----------      -------        -------       --------
1996              $420,407         4.48%         $40,197        6.78%          $3,427        857.26%
1995               402,393         0.46           37,646        8.69              358        (90.47)
1994               400,531        15.89           34,636       (2.22)           3,758          0.21


ANALYSIS OF RESULTS OF OPERATIONS

     NET INTEREST INCOME. Net interest income increased 10.7% in 1996, as compared to increases of 1.5% in 1995 and 12.0% in 1994. The net yield on interest-earning assets increased from 7.90% in 1995 to 8.09% in 1996, while the average rate on interest-bearing liabilities decreased from 4.53% in 1995 to 4.44% in 1996. The resulting net yield on interest-earning assets on a fully taxable equivalent basis increased from 3.86% in 1995 to 4.15% in 1996. This twenty-nine basis-point increase resulted from the increase in loans outstanding and improvements in product pricing, and had a positive impact on net income. The increase is notable considering the Sandwich acquisition did not include loans.

     The following table sets forth details of average balances, interest income and expense, and resulting rates for the Corporation for the past three years, reported on a fully taxable equivalent basis using a tax rate of 34%.


                                                    1996                       1995                        1994
                                         --------------------------------------------------------------------------------
                                         Average                    Average                     Average
                                         Balance  Interest   Rate   Balance   Interest   Rate   Balance   Interest   Rate
                                         -------  --------   -----  -------   --------   ----   -------   --------   ----

AVERAGE INTEREST-EARNING ASSETS

Interest-bearing time deposits           $   412  $   23     5.58%  $    389  $    23    5.91%  $    395  $    12    3.04%
Taxable investment securities             92,313    5,135    5.56    115,124    5,940    5.16    140,654    7,118    5.06
Tax-exempt investment
  securities (a)                          30,049    2,473    8.23     24,724    2,177    8.81     23,878    2,135    8.94
Federal funds sold                         2,654      140    5.28      1,989      112    5.63      3,680      126    3.42
Net loans (a) (b)                        245,324   22,211    9.05    217,617   20,166    9.27    199,574   17,158    8.60
                                         -------   ------            -------   ------            -------   ------
Total interest-earning assets           $370,752   29,982    8.09   $359,843   28,418    7.90   $368,181   26,549    7.21
                                         =======   ------            =======   ------            =======   ------

AVERAGE INTEREST-BEARING LIABILITIES
Interest-bearing demand                 $ 76,736    2,016    2.63   $ 79,267    2,310    2.91   $ 97,276   2,817     2.90
Savings                                   53,101    1,587    2.99     49,624    1,497    3.02     51,979   1,593     3.06
Time                                     186,054   10,170    5.47    180,424    9,906    5.49    170,537   7,850     4.60
Interest-bearing demand notes
  issued to the U. S. Treasury             1,059       52    4.91      1,173       68    5.80      1,058      42     3.97
Federal funds purchased and
  customer repurchase
  agreements                               6,975      350    5.02      5,065      283    5.59      3,328     143     4.30
Long-term borrowings                       4,998      421    8.42      5,066      454    8.96      5,485     406     7.40
                                         -------   ------             ------   ------            -------  ------
      Total interest-bearing
        liabilities                     $328,923   14,596    4.44   $320,619   14,518    4.53   $329,663  12,851     3.90
                                         =======   ------            =======   ------            =======  ------
Net yield on interest-earning
      assets                                     $ 15,386    4.15%           $ 13,900    3.86%           $13,698    3.72%
                                                  =======   =====              ======   =====            =======    ====


(a) Interest income on non-taxable investment securities and non-taxable loans includes the effects of taxable equivalent adjustments using a tax rate of 34% in adjusting interest on tax-exempt securities and tax-exempt loans to a fully taxable basis.

(b)  Includes $38 attributable to interest from non-accrual loans.

     Net interest income held steady in 1995 as compared to 1994. The net yield on interest-earning assets increased from 7.21% in 1994 to 7.90% in 1995, while the average rate on interest-bearing liabilities increased from 3.90% in 1994 to 4.53% in 1995. The resulting net yield on interest-earning assets on a fully taxable equivalent basis increased from 3.72% in 1994 to 3.86% in 1995. The fourteen basis-point increase resulted from a greater percentage of loans in the Corporation's asset mix which had a positive impact on 1995 net income.

     The following table describes changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities compared to changes in interest rates.

                                                                          YEAR ENDED DECEMBER 31
                                              ------------------------------------------------------------------------------
                                               1996 Compared to 1995      1995 Compared to 1994      1994 Compared to 1993
                                              Volume(a)  Rate(a)  Net    Volume(a)  Rate(a)  Net    Volume(a)  Rate(a)   Net
                                              ------     ----     ---    ------     ----     ---    ------     ----      ---
INTEREST FROM INTEREST-EARNING ASSETS
Interest-bearing
  time deposits                             $      1    $  (1)  $  -0-   $    -0-   $ 11     $ 11  $  (14)    $   2   $  (12)
Taxable investment
securities                                    (1,221)     416     (805)   (1,305)    127   (1,178)  1,554      (286)   1,268
Tax-exempt
  investment securities (b)                      454     (158)     296       75      (33)      42     129      (109)      20
Federal funds sold                                36       (8)      28      (67)      53      (14)   (126)       22     (104)
Net loans (c)                                  2,546     (501)   2,045    1,611    1,397    3,008   2,936      (799)   2,137
                                               -----    -----    -----    -----    -----    -----   -----     -----    -----
Total income from interest-
  earning assets                               1,816     (252)   1,564      314    1,555    1,869   4,479    (1,170)   3,309
                                               -----    -----    -----    -----    -----    -----   -----     -----    -----
EXPENSE OF INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits                 (73)    (221)    (294)    (519)      12     (507)    110      (191)     (81)
Savings deposits                                 105      (15)      90      (74)     (22)     (96)    277      (252)      25
Time deposits                                    304      (40)     264      475    1,581    2,056   2,072      (475)   1,597
Interest-bearing demand
  notes issued to
  the U.S. Treasury                               (7)      (9)     (16)       6       20       26       3        11       14
Federal funds purchased
  and customer
  repurchase agreements                          101      (34)      67       80       60      140      63        17       80
Long-term borrowings                              (6)     (27)     (33)     (33)      81       48     292        14      306
                                               -----    -----    -----    -----    -----    -----   -----     -----    -----
Total expense from interest-
  bearing liabilities                            424     (346)      78      (65)   1,732   1,667    2,817      (876)   1,941
                                               -----    -----    -----    -----    -----   -----    -----     -----    -----
Net difference                                $1,392    $  94   $1,486   $  379   $ (177) $  202   $1,662     $(294)  $1,368
                                               =====    =====    =====    =====    =====   =====    =====     =====    =====

(a) The change in interest due both to rate and volume has been allocated equally.

(b) Interest income on non-taxable investment securities includes the effects of taxable equivalent adjustments using a tax rate of 34% in adjusting interest on tax-exempt securities to a fully taxable basis.

(c) Includes loan fees of $823 in 1996, $707 in 1995, and $671 in 1994. Interest income on loans includes the effect of tax equivalent adjustments for non-taxable loans using a tax rate of 34% in adjusting interest on tax-exempt loans to a fully taxable basis. Includes non-accrual loans, with year-end balances of $1,157 in 1996, $808 in 1995, and $573 in 1994.

     NON-INTEREST INCOME. Non-interest income increased in 1996 by $307 to $2,860, up 12.0% from $2,553 in 1995. Non-interest income as a percentage of average assets increased from .65% in 1995 to .70% in 1996. With the exception of a net loss from securities transactions, all categories of non-interest income increased during 1996 when compared to 1995. The largest increase was in the other service charges category which increased by $169 (or 65.5%), a result of an increase in fee income generated during the first full year of the subsidiary bank's credit card product. Service charges on deposits also had a significant increase in 1996 ($83 or 7.6%) as a result of an increase in overdraft charges and an increase in the number and fee income from checking accounts. The following table provides non-interest income by category, total non-interest income, and non-interest income to average total assets for the periods indicated.

                                                YEAR ENDED DECEMBER 31
                                      ---------------------------------------
                                         1996            1995            1994
Trust income                          $   735         $   709         $   702
Farm management fees                      199             161             202
Service charges on deposit accounts     1,176           1,093           1,013
Other service charges                     427             258             262
Securities transactions, net              (24)             29              88
Other operating income                    144             121             198
Loan servicing fees and other charges     203             182             109
Total non-interest income              $2,860          $2,553          $2,574
                                       ======          ======          ======
Non-interest income
  to average total assets                .70%            .65%            .64%

     Non-interest income decreased just $21 in 1995 to $2,553, from $2,574 in 1994. As a percentage of average total assets, however, non-interest income increased from .64% in 1994 to .65% in 1995. Decreases in farm management fees, net securities transactions, and miscellaneous operating income accounts, were offset by increases in service charges on deposit accounts and secondary loan servicing fees.

     NON-INTEREST EXPENSE. Non-interest expense decreased by $3,383 (or 20.8%) in 1996 to $12,864 from $16,247 in 1995. Trust department expenses decreased by $4,661 due to the vast majority of the subsidiary bank's trust department matter being settled in 1995 (see Note 13 in the Notes to Consolidated Financial Statements). However, all other categories showed increases with the largest increases in salaries and employee benefits (up $490 or 8.3%), other operating expenses (up $444 or 19.5%), and goodwill amortization (up $143 or 67.1%). The Sandwich acquisition accounts for part of the increase in salaries and benefits, and all of the increase in goodwill amortization. The increase in other operating expenses is attributable to a full year of expenses associated with the subsidiary bank's credit card product, increased loan administrative costs, and other increases resulting from the Sandwich acquisition. In 1996, the Corporation paid a one-time SAIF assessment of $336, which was mandated by the Federal government to recapitalize that fund. This offset lower premiums paid during 1996 resulting in no increase in FDIC/OCC assessments for 1996 compared to 1995. The following table provides non-interest expense by category, total non-interest expense, and non-interest expense to average total assets for the periods indicated.

                                                    YEAR ENDED DECEMBER 31
                                        ---------------------------------------------
                                             1996             1995             1994

Salaries and employee benefits           $   6,422        $   5,932        $   5,807
Occupancy                                      955              911              788
Equipment expense                              851              810              777
FDIC/OCC assessments                           580              572              888
Goodwill and intangible assets                 356              213              213
  amortization
Data processing                                595              487              751
Trust customer charges                         382            5,043              -0-
Other operating expense                      2,723            2,279            1,811
                                            ------           ------           ------
Total non-interest expense                 $12,864          $16,247           11,035
                                            ======           ======           ======
Total non-interest expense
  to average total assets                    3.17%            4.15%            2.76%


     Non-interest expense increased by $5,212 (or 47.2%) in 1995 to $16,247 from $11,035 in 1994. As mentioned previously, this increase is due almost entirely to the resolution of the subsidiary bank trust department matter in 1995. However, with the addition of facilities in Minooka and Hampshire, occupancy and equipment charges also increased 15.6% and 4.3%, respectively. Additionally, miscellaneous other operating expenses (such as legal fees, postage, advertising, and loan administrative expenses) increased from $1,849 in 1994 to $2,273 in 1995 ($424 or 22.9%). Offsetting these increases were decreases in data processing expense and FDIC/OCC assessments. Data processing expenses dropped from $751 in 1994 to $487 in 1995 (35.2%) as a result of reduced processing costs as well as reductions resulting from adjustments to prior years' billings. The FDIC/OCC assessments went down sharply from $888 in 1994 to $572 in 1995 (35.6%) as a result of lower premium rates charged by the FDIC.

     NET INCOME. Net income for 1996 was $3,427 (or $1.26 per share), an increase of 857.3% from $358 in 1995 (or $0.13 per share). The increase is attributable to the decrease from $5,043 in 1995 to $382 in 1996 of expenses incurred in resolving the trust matter of the subsidiary bank. Accordingly, net income in 1995 was much lower (90.5% decrease) than the $3,758 (or $1.39 per share) reported in 1994.

ANALYSIS OF FINANCIAL CONDITION

     Loans. The Corporation's loan portfolio largely reflects the profile of the communities in which it operates. The Corporation essentially makes four types of loans: agricultural, commercial, real estate, and installment. The Corporation has no foreign loans. The following table summarizes the Corporation's loan portfolio.

                                                                  DECEMBER 31
                     -------------------------------------------------------------------------------------------
                             1996               1995               1994              1993              1992
                     -------------------------------------------------------------------------------------------
                                 % of               % of               % of              % of              % of
                      Amount     Total    Amount    Total    Amount    Total    Amount   Total    Amount   Total
                      ----------------    ---------------    ---------------    --------------    --------------
Agricultural         $ 36,030    14.0%   $ 33,106   14.2%   $30,977    15.1%   $30,696   18.0%   $31,793   18.9%
Commercial             38,410    14.8      34,687   14.9     35,863    17.5     41,973   24.5     36,572   21.7
Real Estate
   1-4 family
     residences        72,460    28.1      63,824   27.4     59,470    29.1     30,255   17.7     25,482   15.2
   Agricultural        28,374    11.0      23,148   10.0     20,808    10.2     17,309   10.1     17,480   10.4
   Construction         4,160     1.6       3,116    1.3        853     0.4      2,594    1.5      8,985    5.3
   Commercial          41,170    16.0      37,378   16.1     31,272    15.3     27,334   16.0     25,609   15.2
                      -------             -------           -------            -------           -------
   Real Estate
       Total          146,164    56.7     127,466   54.8    112,403    55.0     77,462   45.3     77,556   46.1
Installment            37,514    14.5      37,434   16.1     25,429    12.4     20,782   12.2     22,374   13.3
                      -------             -------           -------            -------           -------

Total loans          $258,118   100.0%   $232,693  100.0%  $204,672   100.0%  $170,913  100.0%  $168,295  100.0%
                      =======             =======           =======            =======           =======

Total assets         $420,407            $402,393          $400,531           $345,604          $341,666
Loans to total
   assets                        61.4%              57.8%              51.1%            49.5%              49.3%


     Total loans increased $25 million or 11% in 1996 as compared to an increase of $28 million or 14% in 1995. As in 1995, loan growth occurred through demand in existing markets rather than through acquisitions.

     The agricultural loan portfolio increased $3 million or 9% in 1996 from 1995. The agricultural portfolio grew as customers updated equipment, purchased additional farmland, and borrowed additional operating funds due to increased production costs. From 1994 to 1995, the portfolio increased $2 million in volume. As of year-end 1996, the Corporation had $1 million in agricultural loans guaranteed by the Farm Service Agency (formerly Farmers Home Administration). 1996 was a year of extremes in corn production economics as short supplies, strong demand, and weather concerns for the 1996 crop resulted in corn prices at all time record highs, above $5 per bushel. Soybean prices, to a lesser degree, also experienced favorable prices. Due to the Corporation's market area's quality land, the majority of our customers experienced average or above yields. Profitability in the livestock sector continued to be pressured by high feed costs. Strong pork prices offset the feed costs, but cattle feeders experienced another difficult year.

     While agricultural loan volume has continued to increase over the past few years, the percentage of total loans in agricultural production and agricultural real estate loans has decreased from 29% in 1992 to 25% in 1996. This reflects the increased diversification of the portfolio.

     Short term commercial loans increased $3.7 million or 11% in 1996. This compares to a reduction of $1.2 million or 3% in 1995. While business activity remains strong in markets served by the Corporation, a large share of the commercial loan demand has been for the acquisition or construction of longer term assets, such as real estate loans. Competition for high quality commercial and agricultural customers remains strong.

     Real estate loan volume continued to increase in 1996, posting an $18.7 million or 14.7% increase over 1995. During 1996, residential loans increased $8.6 million to $72.5 million. These loans comprise the largest single component of the portfolio at 28%. Agricultural real estate loans posted an increase of $5.2 million (or 23%) in a very competitive market. Commercial real estate loans grew $3.8 million or 10%. Construction loans increased $1 million, primarily in the commercial sector. Increased loan volumes reflect the high level of business expansion in the Corporation's market areas and successful sales efforts on the part of the staff.

     Direct and indirect installment loans (loans to consumers) reflect little change in volume in the portfolio in 1996. This follows an increase of 47% in 1994 to 1995. The Corporation implemented new products and marketing programs during the past three years to increase penetration into its market areas. Long term, these products and programs are expected to provide increased diversification of risk and enhanced profitability. Increased focus on underwriting quality and awareness of general consumer debt levels has tempered growth in this area of the bank's portfolio.

     Although the risk of non-payment for any reason exists with respect to all loans, certain other more specific risks are associated with each type of loan. The primary risks associated with commercial loans are quality of the borrower's management and the impact of national economic factors. With respect to agricultural loans, the primary risks are weather and, like commercial loans, quality of borrower's management. Risks associated with real estate loans include concentrations of loans in a loan type, such as commercial or agricultural, and fluctuating land values. Installment loans also have risks associated with concentrations of loans in a single type of loan. Installment loans additionally face the risk of a borrower's unemployment as a result of deteriorating economic conditions.

     The Corporation's strategy with respect to addressing and managing these types of risks, whether loan demand is weak or strong, is for the subsidiary bank to follow its conservative loan policies and underwriting practices, which include (i) granting loans on a sound and collectible basis, (ii) investing funds profitably for the benefit of the stockholders and the protection of depositors, (iii) serving the legitimate needs of the community and the bank's general market area while obtaining a balance between maximum yield and minimum risk, (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan, (v) administering loan policies through a Directors ' Loan Committee and Officers' Loan Committees, (vi) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category, and

(vii) ensuring that each loan is properly documented and, if appropriate, secured or guaranteed by government agencies, and that insurance coverage is adequate, especially with respect to certain agricultural loans because of the risk of poor weather.

     Non-Performing Loans and Other Real Estate Owned. Non-performing loans amounted to .45% of total loans at year-end 1996 compared to .39% at year-end 1995. The overall low level of non-performing loans is a reflection of the bank's lending staff, credit policies and management's emphasis on asset quality. Potential problem credits are closely monitored by the lending staff, and an independent loan review staff provides further assistance in identifying problem situations. Loans over 90 days past due are normally either charged off, or if well secured and in the process of collection, placed on a non-accrual status. Reflecting the Corporation's sound credit policies, the allowance for possible loan losses was 140.9% of non-performing loans at year-end 1996. The Corporation does not have any significant concentration of commercial real estate loans or commitments in areas which are experiencing deteriorating economic conditions. Total other real estate owned as of December 31, 1996 was $93. The Corporation had no other real estate owned as of December 31, 1995. The following table provides information on the Corporation's non-performing loans since 1992.

                                                        DECEMBER 31
                              ------------------------------------------------------------

                                1996          1995         1994         1993          1992
Non-accrual                    $1,157         $808         $573         $193          $375
90 days past due and             -0-           109          13           54            40
accruing
Restructured                     -0-           -0-          384          389           401
                               ------       ------       ------       ------        ------
  Total non-performing         $1,157         $917         $970         $636          $816
         loans                 ======       ======       ======       ======        ======
Non-performing loans to
  total loans (net of           0.45%         0.39%        0.47%        0.37%         0.49%
  unearned interest)

/TABLE>

     As of December 31, 1996 and 1995, loans which the Corporation's management had serious doubts as to the ability of borrowers to comply with loan repayment terms that were not carried as non-performing loans totaled approximately $287 (or .11% of the total loan portfolio), and $220 (or .09% of the total loan portfolio), respectively.

     ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance shown in the following table represents a general allowance available to absorb future losses within the entire portfolio.


                                                                          YEAR ENDED DECEMBER 31
                                                   --------------------------------------------------------------------
                                                      1996          1995           1994           1993          1992
Amount of loans outstanding at end of period
  (net of unearned interest)                        $257,931      $232,471       $204,154       $170,168      $167,278
Average amount of loans outstanding for the
  period (net of unearned interest)                 $244,027      $218,091       $199,911       $166,347      $147,319
Allowance for possible loan losses at
  beginning of period                              $   2,034       $ 2,100       $  2,218       $  2,233      $  2,000
Allowance of bank acquired                               -0-           -0-            280            -0-           412

CHARGE-OFFS:
   Agricultural                                          -0-           -0-             23             26           175
   Commercial                                            140             6             55             19            47
   Real estate-mortgage                                    4           -0-             22            -0-             4
   Installment                                         1,221           557            268            123           176
                                                     -------       -------        -------        -------       -------
        Total charge-offs                              1,365           563            368            168           402
                                                     -------       -------        -------        -------       -------
RECOVERIES:
   Agricultural                                          351           321             79            152           179
   Commercial                                             31            23             11             24            16
   Real estate-mortgage                                    4            10              5            -0-           -0-
   Installment                                           534           244            161            153           123
                                                     -------       -------        -------        -------       -------
        Total recoveries                                 920           598            256            329           318
                                                     -------       -------        -------        -------       -------
Net loans charged off  (recoveries)                      445           (35)           112           (161)           84
Provision (credit) for possible loan losses               41          (101)          (286)          (176)          (95)
                                                     -------       -------        -------        -------       -------
Allowance for possible loan losses at end
  of period                                        $   1,630      $  2,034      $   2,100      $   2,218      $  2,233
                                                     =======       =======        =======        =======       =======
Net loans charged off (recoveries) to
  average loans                                        0.18%         (0.02)%         0.06%         (0.10)%        0.06%
Allowance for possible loan losses to
  non-performing loans                               140.88%        221.81%        216.49%        348.74%       273.65%
Allowance for possible loan losses to
  total loans at end of period (net of
  unearned interest)                                   0.63%          0.87%          1.03%          1.30%         1.33%

     The allowance for possible loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful loans, and such other factors that, in management's best judgment, deserve evaluation in estimating possible loan losses. The adequacy of the allowance for possible loan losses is monitored monthly during the ongoing, systematic review of the loan portfolio by the loan review staff of the audit department of the subsidiary bank. The results of these reviews are reported to the Board of Directors of the subsidiary bank on a monthly basis and to the Board of Directors of the Corporation on a quarterly basis. Monitoring and addressing problem loan situations are primarily the responsibility of the subsidiary bank's management and its Board of Directors.

     More specifically, the Corporation calculates the appropriate level of the allowance for possible loan losses on a monthly basis using historical charge-offs for each loan type, substandard loans, and anticipated losses with respect to specific loans. The amount in the allowance is based on the amount of outstanding loans for each loan type multiplied by the ratio of actual charge-offs to total loans for each loan type for the preceding five years, plus the amount of anticipated losses with respect to specific loans, plus a percentage of identified substandard or delinquent loans for each loan type. In addition to management's assessment of the portfolio, the Corporation and the subsidiary bank are examined periodically by regulatory agencies. Although the regulatory agencies do not determine whether the subsidiary bank's allowance for possible loan losses is adequate, such agencies do review the procedures and policies followed by management of the subsidiary bank in establishing the allowance.

     Reflecting the Corporation's emphasis on asset quality, net charge-offs were .18% of average total loans in 1996, and the allowance for possible loan losses at year-end 1996 was $1.63 million, .63% of total loans, net of unearned interest, and 140.9% of non-performing loans. Management considers the allowance for possible loan losses adequate to meet potential losses as of December 31, 1996.

     During the period 1982 through 1988, the subsidiary bank charged off a significant dollar amount of loans as a result of aggressive growth during the late 1970's and early 1980's and a severe recession in the agricultural sector of the economy in the mid 1980's. Strict implementation of conservative credit policies that emphasize stringent underwriting criteria for new loans, in conjunction with vigorous collection efforts, resulted in recoveries on loans previously charged off exceeding charge-offs in 1993 and 1995.

     In 1996, for the first time in seven years, the Corporation took a provision for possible loan losses, a result of direct and indirect installment loan charge-offs during 1996. While the significant increase in installment loan volume the past three years led to somewhat higher dollar losses, management has strengthened installment loan underwriting practices thereby reversing this trend.

     Investment Securities. The objectives of the investment portfolio are to provide the Corporation with a source of liquidity and a source of earnings. The following table provides information on the book value of investment securities as of the dates indicated.

                                                             December 31

                                                 1996            1995             1994
U.S. Treasury                                $  45,267        $  39,212         $  51,323
U.S. Government Agencies                        28,175           48,628            66,449
Obligations of state and political              30,776           28,245            23,950
  subdivisions
Other securities                                12,810           11,009            13,235
                                               -------          -------           -------
Total                                        $ 117,028        $ 127,094         $  54,957
                                               =======          =======          ========

     Total investment securities decreased by $10.1 million to $117.0 million (or 7.9%) at December 31, 1996 compared to December 31, 1995.
The major reason for the decrease is due to the need to respond to increased loan demand. Increases totaling $6.1 million occurred in the U.S. Treasury category while decreases totaling $20.5 million occurred in the U.S. Government Agencies category. The lack of adequate spread on non-callable U.S. Government Agencies was the major reason for the shift to U.S. Treasuries from U.S. Government Agencies. Primarily as a result of loan demand, securities decreased by $27.9 million, to $127.1 million (or 18.0%), at December 31, 1995 compared to December 31, 1994.

     Deposits. Total average deposits increased $8.2 million (or 2.4%) from 1995 to 1996 as a result of the Sandwich acquisition during 1996. Interest-bearing demand deposits were the only type of deposit to decrease in 1996 ($2.5 million). This reflects a continued trend by customers to invest liquid funds into securities and other non-bank products.

     Average time deposits increased approximately $5.6 million (3.1%) in 1996, primarily a result of the Sandwich acquisition, in spite of approximately $1.3 million of out-of-the-area brokered deposits acquired from HOIIC being allowed to "run off" in 1996.

     During 1996, average non-interest bearing demand deposits rose $1.7 million, a 5.0% increase. Non-interest-bearing demand deposits have grown steadily since 1992, increasing by $11.6 million (or 56%) as a result of acquisitions and continued efforts by the subsidiary bank to develop core deposits.

     The average interest rate paid on deposits in 1996 decreased to 3.93%, down from 4.00% in 1995, primarily as a result of the decline in the rate paid on interest-bearing demand deposits.

     Average deposits decreased $8.8 million from 1994 to 1995 (2.5%).

     The following table sets forth the classification of average deposits and rates from the indicated periods.

                                          FOR THE YEAR ENDING DECEMBER 31
                               ----------------------------------------------------

                                       1996             1995               1994
                                Average          Average            Average
                                Balance   Rate   Balance    Rate    Balance    Rate
                                -------   ----   -------    ----    -------    ----
Non-interest-bearing demand    $ 34,824   N/A    $ 33,165   N/A     $ 31,485   N/A
Interest-bearing demand
  (NOW and money market)         76,736   2.63%    79,267   2.91%     97,276   2.90%
Savings                          53,101   2.99     49,624   3.02      51,979   3.06
Time deposits                   186,054   5.47    180,424   5.49     170,537   4.60
Total                          --------           -------            -------
                               $350,715   3.93%  $342,480   4.00%   $351,277   3.49%
                                =======   ====    =======   ====     =======   ====

The following table summarizes time deposits in amounts of $100 or more by time remaining until maturity as of December 31, 1996. These time deposits are made by individuals, corporations, and public entities.

          Three months or less                $17,394
          Over three through six months         6,808
          Over six months through one year      5,495
          Over one year                         5,015
                                              -------
                  Total                       $34,712
                                              =======

     LIQUIDITY. Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, and operate the organization. Liquidity is achieved through growth of core funds (including core deposits (defined below), 50% of non-public entity certificates of deposit over $100,000, and repurchase agreements issued to commercial customers) and liquid assets, and accessibility to the money and capital markets. The ratio of temporary investments (those maturing within one year, plus twelve months' projected payments on mortgage-backed securities and collateralized mortgage obligations) to volatile liabilities (50% of non-public entity certificates of deposit over $100,000, repurchase agreements issued to public entities, and deposits of public entities) was 104.1% at December 31, 1996 compared to 159.3% at December 31, 1995. Core deposits, defined as demand deposits, NOW accounts, total savings, and certificates of deposit less than $100,000, were 85.7% of total deposits at December 31, 1996, and 86.3% of total deposits at December 31, 1995. Money market accounts of approximately $22.4 million at December 31, 1996, are classified by the Corporation as core deposits.

     The Corporation experienced a net decrease in cash and cash equivalents of $3.3 million in 1996. Net cash provided by operating activities of $2.8 million provided a degree of liquidity. Financing activities provided net cash of $13.9 million. A net increase of $12.4 million in deposits, the result of the Sandwich acquisition, was a major component of the financing activities. Increases in the operating and financing activities were offset by net cash used for investing activities of $20.0 million. Net loan growth of $25.9 million in 1996 was the major component of this decrease, with payment for the Sandwich acquisition representing another $2.9 million of the net cash used for investing activities. Net cash of $9.7 million provided by securities transactions ($2.3 million in proceeds from sales of securities and $67.7 million from maturities of securities, less $60.3 million in purchases of securities) partially offset the cash used by the aforementioned categories of investing activities. Cash and cash equivalents of $21.1 million at December 31, 1996, are deemed adequate to meet short-term liquidity needs.

     The cash flows generated by the operating and investing activities and used by the financing activities of the Corporation in 1995 resulted in a net increase in cash and cash equivalents of $2.7 million.
Investing activities contributed $5.4 million toward the increase in cash and cash equivalents. Proceeds from sales and maturities of investment securities of $53.7 million more than offset the purchase of investment securities of $21.1 million, and the substantial growth of $26.6 million experienced in the loan portfolio. Financing activities used $3.0 million of the funds generated, with the growth of short-term borrowings (most notably repurchase agreements) only partially offsetting the decrease in deposits during the course of 1995.

     The long-term liquidity needs of the Corporation will be driven by the necessity to grow and change in the marketplace to meet the needs of its customers and to offset strategies of its competitors. The Corporation's equity base, along with its low debt level and common stock available for issuance, provide several options for future financing. Proceeds from the sale of securities were $2.3 million, $17.0 million, and $17.9 million in 1996, 1995 and 1994, respectively. Proceeds from maturing securities were $67.7 million, $36.7 million, and $49.8 million in 1996, 1995, and 1994, respectively.

     Asset-Liability Management. The Corporation actively manages its assets and liabilities through coordinating the levels of interest rate sensitive assets and liabilities to minimize changes in net interest income despite changes in market interest rates. The Corporation defines interest rate sensitive assets and liabilities as any instrument that can be repriced within 180 days, either because the instrument will mature during the period or because it carries a variable interest rate.
Changes in net interest income occur when interest rates on loans and investments change in a different time period from that of changes in interest rates on liabilities, or when the mix and volume of earning assets and interest-bearing liabilities change. The interest rate sensitivity gap represents the dollar amount of difference between rate sensitive assets and rate sensitive liabilities within a given time period (GAP). A GAP ratio is determined by dividing rate sensitive assets by rate sensitive liabilities. A ratio of 1.0 indicates a perfectly matched position, in which case the effect on net interest income due to interest rate movements would be zero.

     The Corporation's strategy with respect to asset-liability management is to maximize net interest income while limiting the Corporation's exposure to risks associated with volatile interest rates. The subsidiary bank's Funds Management Committee is responsible for monitoring the subsidiary bank's GAP position. As a general rule, the subsidiary bank's policy is to maintain GAP as a percent of total assets within a range from +20% to -20% in any given time period. Based on the simulation of various rising or falling interest rate scenarios in comparison to one considered to be the most likely interest rate scenario, management seeks to operate with net interest income within a range of +10% to -10% of budgeted net interest income during any twelve month period.

     The Funds Management Committee monitors the effect of changes in yields and rates paid on a monthly basis. The Committee considers the subsidiary bank's current and anticipated positions during the next twelve months and the effect of rising and falling interest rate scenarios on net income. The Committee considers various contingency plans if the results of this analysis with regard to the following key ratios indicate a deviation from the funds management policy: loans to assets, net loans to core funds, net loans to total deposits, equity capital to total assets, rate sensitive assets to rate sensitive liabilities, GAP, temporary investments to total assets, and temporary investments to volatile liabilities. The contingency plans considered by the Committee include generating funds through internal and external sources, adjusting maturities within the investment portfolio, repricing of assets, purchasing or selling loans, secondary mortgage activity and liability rate adjustment. The Committee reports the results of their meetings to the subsidiary bank's Board of Directors on a monthly basis.

                                                                                    DECEMBER 31, 1996
                                                ----------------------------------------------------------------------------

                                                  0-3 MO.         4-12 MO.        1-5 YRS.         OVER 5 YRS.        TOTAL
                                                  -------         --------        --------         -----------      --------
Interest-earning assets:
   Taxable investment securities                $  19,325         $ 30,231       $  22,508          $ 14,188        $ 85,252
   Tax-exempt investment securities                   690            3,839          11,625            14,622          30,776
   Fed funds sold                                   3,100              -0-             -0-               -0-           3,100
   Loans                                           91,583           49,215         104,746            13,606         259,150
                                                  -------          -------         -------           -------         -------
         Total rate sensitive assets (RSA)       $114,698         $ 83,285        $138,879          $ 42,416        $379,278
                                                  =======          =======         =======           =======         =======
Interest-bearing liabilities:
   Interest-bearing demand deposits             $  78,883         $    -0-        $    -0-         $     -0-        $ 78,883
   Savings deposits                                55,077              -0-             -0-               -0-          55,077
   Time deposits                                   49,132           76,353          57,683               315         183,483
   Short-term debt                                 13,537              -0-             -0-               -0-          13,537
   Long-term debt                                   4,350              -0-              0-               -0-           4,350
                                                  -------          -------         -------           -------         -------
         Total rate sensitive liabilities (RSL  $ 200,979         $ 76,353        $ 57,683         $     315        $335,330
                                                  =======          =======         =======           =======         =======
Interest rate sensitivity GAP (RSA less RSL)     $(86,281)        $  6,932        $ 81,196          $ 42,101        $    -0-
Cumulative GAP                                   $(86,281)        $(79,349)       $  1,847          $ 43,948        $    -0-
RSA/RSL                                             0.57%            1.09%           2.41%           134.65%               -
Cumulative RSA/RSL                                  0.57%            0.71%           1.01%             1.13%               -

     In the table above, NOW account balances and savings deposits are included as rate sensitive in the amounts reflected in the 0-3 month timeframe, as such interest-bearing liabilities are subject to immediate withdrawal.

     Management of the Corporation considers one-half of the NOW account balances (one of the components of interest-bearing demand deposits) and all savings deposits as core, or non-rate sensitive deposits, primarily since interest-bearing demand and savings deposits historically have not been rate sensitive. As a general rule, the subsidiary bank's policy is to maintain RSA as a percent of RSL within a range of +70% to +120% within a 182-day time period.

     At December 31, 1996, one-half of the NOW account balances totaled approximately $28.7 million and savings deposits totaled approximately $55.1 million. If the amounts reflected in the 0-3 month timeframe are adjusted to exclude these amounts, rate sensitive liabilities would be approximately $117.2 million for a negative GAP of approximately $2.5 million. RSA as a percent of RSL would be 97.9%. Adjusting the cumulative GAP and GAP ratio for the 4-12 month timeframe would result in a positive cumulative GAP and GAP ratio of $4.4 million, and 102.3%, respectively.

     EFFECTS OF INFLATION. The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

     Selected Statistical Information. The following tables contain information concerning the financial condition and results of operations of the Corporation for the period or periods, or as of the date or dates, shown in each table. All average information is provided on an average daily basis.

     INVESTMENT MATURITIES AND YIELDS. The following table sets forth the contractual maturities of investment securities at December 31, 1996, and the tax equivalent yields of such securities.

                          Due within       Due after one but     Due after five but      Due after ten       Other (no stated
                           one year        within five years      within ten years           years               maturity)
                      ----------------     -----------------     ------------------    ----------------     -----------------
                       Amount    Yield     Amount     Yield      Amount    Yield       Amount     Yield     Amount     Yield

U.S. Treasury         $28,824    5.67%     $16,443    6.05%       $-0-         -       $ -0-         -       $-0-         -
U.S. Government
   Agencies             9,560    5.10       10,847     5.54         81     7.50%       7,688     7.39%        -0-         -
Obligations of
   states and
   political
   subdivisions         4,566    5.90       11,787     5.36      4,418      5.41      10,004      5.35        -0-         -
Other securities          762    5.42          801     5.90      4,543      6.13       5,999      5.80        -0-         -
Other
   (no stated
   maturity)              -0-       -          -0-        -        -0-         -         -0-         -        705         -
                        -----              -------               -----                ------                -----
          Total       $43,712    5.57%     $39,878    5.70%     $9,042     5.79%     $23,691     6.13%     $  705         -
                      =======              =======              ======               =======               ======

LOAN MATURITIES. The following table sets forth scheduled loan repayments on agricultural and commercial loans at December 31, 1996. Real estate construction loans constitute less than 2% of the Corporation's total loans and therefore are not included in the table. See note 4 in the Notes to Consolidated Financial Statements.


                         Due within      Due after one but    Due after
                          one year       within five years    five years      Total
                         ----------      -----------------    ----------     -------
Agricultural               $32,902            $2,937             $191        $36,030
Commercial                  35,526             2,405              479         38,410
                           -------            ------             ----        -------
     Total                 $68,428            $5,342             $670        $74,440
                           =======            ======             ====        =======


     Of the loans shown above, the following table sets forth those loans due after one year which have predetermined (fixed) interest rates or adjustable (variable) interest rates at December 31,1996.

                                             VARIABLE
                            FIXED RATE         RATE            TOTAL
                            ----------       --------          ------
Due after one year           $ 3,897         $2,115           $6,012

     ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES. The subsidiary bank has allocated the allowance for possible loan losses to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The allocation of the allowance and the ratio of loans within each category to total loans at December 31 are as follows:

                                                                   December 31
                   --------------------------------------------------------------------------------------------------------------
                          1996                   1995                  1994                    1993                 1992

                               PERCENT                PERCENT                PERCENT
                               OF LOANS              OF LOANS               OF LOANS               OF LOANS              OF LOANS
                               IN EACH                IN EACH                IN EACH                IN EACH               IN EACH
                   ALLOW-     CATEGORY     ALLOW-    CATEGORY    ALLOW-     CATEGORY     ALLOW-    CATEGORY    ALLOW-    CATEGORY
                    ANCE      TO TOTAL      ANCE     TO TOTAL     ANCE      TO TOTAL      ANCE     TO TOTAL     ANCE     TO TOTAL
                   AMOUNT       LOANS      AMOUNT      LOANS     AMOUNT       LOANS      AMOUNT      LOANS     AMOUNT      LOANS
                   ------       -----      ------      -----     ------       -----      ------      -----     ------      -----
Agricultural      $   325       14.0%     $  632      14.2%      $  650       15.1%    $   672      18.0%     $ 698        18.9%
Commercial            422       14.8         470       14.9         500       17.5         769        24.5       736       21.7
Real estate-
   mortgage           151        6.7         227       54.8         267       55.0          40        45.3        32       46.1
Installment           608       14.5         305       16.1         213       12.4         193        12.2       210       13.3
Unallocated           124        N/A         400        N/A         470        N/A         544         N/A       557        N/A
                    -----      -----       -----      -----       -----      -----       -----      ------     -----     ------
      Total        $1,630      100.0%     $2,034      100.0%     $2,100      100.0%     $2,218      100.0%    $2,233      100.0%
                    =====      =====       =====      =====       =====      =====       =====      ======     =====      =====


     IMPACT OF NEW ACCOUNTING STANDARDS. In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Corporation does not expect this pronouncement to have a significant impact on its consolidated financial condition or results of operations.

     No other new accounting policies were adopted and the application of existing policies was not changed during fiscal 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                 DECEMBER 31

                                                                           1996               1995
                                                                           ----               ----
ASSETS
Cash and due from banks (note 2)                                        $ 18,033           $ 18,734
Federal funds sold                                                         3,100              5,700
Investment securities (note 3)
  Available-for-sale, at fair value                                      105,893            115,596
  Held-to-maturity, at amortized cost                                     11,135             11,498
Loans held for sale                                                        2,849                946
Loans (note 4)
  Gross loans                                                            258,118            232,693
  Less: Unearned interest                                                   (187)              (222)
        Allowance for possible loan losses                                (1,630)            (2,034)
                                                                         -------            -------
      Net loans                                                          256,301            230,437
Interest receivable                                                        5,725              5,505
Premises and equipment (note 5)                                            9,147              9,096
Goodwill and intangible assets, net of accumulated amortization            5,541              2,545
  of $1,172 and $775, at December 31, 1996 and 1995
Other assets                                                               2,683              2,336
                                                                         -------            -------
      TOTAL ASSETS                                                      $420,407           $402,393
                                                                         =======            =======
LIABILITIES
Deposits (note 6):
 Demand                                                                 $ 41,258           $ 39,315
  Interest-bearing demand                                                 78,883             77,094
  Savings                                                                 55,077             49,527
  Time                                                                   183,483            180,349
                                                                         -------            -------
    Total deposits                                                       358,701            346,285
Short-term borrowings:
  Customer repurchase agreements                                          11,597              9,172
  Interest-bearing demand notes issued to the U.S. Treasury                1,940              1,571
                                                                         -------            -------
     Total short-term borrowings                                          13,537             10,743

Long-term borrowings (note 7)                                              4,350              4,700
Other liabilities                                                          3,622              3,019
                                                                         -------            -------
      TOTAL LIABILITIES                                                  380,210            364,747
                                                                         -------            -------
STOCKHOLDERS' EQUITY
Common stock: $5 par value, 4,000,000 shares authorized;                  13,800             13,800
  2,759,945 issued and outstanding at December 31, 1996 and 1995
Surplus                                                                    6,067              6,067
Retained earnings                                                         20,250             17,857
Unrealized gain on investment securities available-for-sale,                 300                243
  net of tax effect
Less: Cost of 35,979 and 41,639 treasury shares                             (220)              (321)
                                                                         -------            -------
      TOTAL STOCKHOLDERS EQUITY                                           40,197             37,646
                                                                         -------            -------
Commitments & contingencies (note 13)
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 420,407          $ 402,393
                                                                         =======            =======
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                           FOR THE YEARS ENDED DECEMBER 31

                                                                  1996                  1995                  1994
                                                                  ----                  ----                  ----
INTEREST INCOME:
  Interest and fees on loans                                  $   22,184            $   20,133            $   17,100
  Interest and dividends on investment securities:
    Taxable                                                        5,135                 5,940                 7,118
    Tax-exempt                                                     1,632                 1,437                 1,409
  Interest on federal funds sold                                     140                   112                   126
  Interest on interest-bearing time deposits in
    other banks                                                       23                    23                    12
                                                               ---------             ---------             ---------
      Total interest income                                       29,114                27,645                25,765
                                                               ---------             ---------             ---------
INTEREST EXPENSE:
  Interest on deposits (note 6)                                   13,773                13,713                12,260
  Interest on short-term borrowing                                   402                   351                   185
  Interest on long-term borrowings                                   421                   454                   406
                                                               ---------             ---------             ---------
      Total interest expense                                      14,596                14,518                12,851
                                                               ---------             ---------             ---------
NET INTEREST INCOME                                               14,518                13,127                12,914
Provision (credit) for possible loan losses (note 4)                  41                  (101)                 (286)
                                                               ---------             ---------             ---------
NET INTEREST INCOME AFTER PROVISION (CREDIT)
  FOR POSSIBLE LOAN LOSSES                                        14,477                13,228                13,200
                                                               ---------             ---------             ---------
OTHER INCOME:
  Trust & farm management fees                                       934                   870                   904
  Service charges on deposit accounts                              1,176                 1,093                 1,013
  Other service charges                                              427                   258                   262
  Securities transactions, net (note 3)                             (24)                    29                    88
  Loan servicing fees and other charges                              203                   182                   109
  Other operating income                                             144                   121                   198
                                                               ---------             ---------             ---------
      Total other income                                           2,860                 2,553                 2,574
                                                               ---------             ---------             ---------
OTHER EXPENSES:
  Salaries and employee benefits                                   6,422                 5,932                 5,807
  Occupancy                                                          955                   911                   788
  Equipment expense                                                  851                   810                   777
  FDIC/OCC assessments                                               580                   572                   888
  Goodwill and intangible assets amortization                        356                   213                   213
  Data processing                                                    595                   487                   751
  Trust customer charges (note 14)                                   382                 5,043                   -0-
  Other operating expense                                          2,723                 2,279                 1,811
                                                               ---------             ---------             ---------
      Total other expenses                                        12,864                 6,247                11,035
                                                               ---------             ---------             ---------
INCOME (LOSS) BEFORE INCOME TAXES                                  4,473                  (466)                4,739
Income tax expense (benefit)  (note 8)                             1,046                  (824)                  981
                                                               ---------             ---------             ---------
NET INCOME                                                    $    3,427            $      358            $    3,758
                                                               =========             =========             =========
NET INCOME PER SHARE                                          $     1.26            $     0.13            $     1.39
                                                               =========             =========             =========
Weighted average shares outstanding                            2,720,511             2,713,558             2,710,662

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                     Unrealized Gain
                                                                                  (Loss) on Investment
                                                                                       Securities
                                         Common                      Retained       Available-for-sale      Treasury
                                          Stock        Surplus       Earnings        net of tax effect        Stock      Total
                                          -----        -------       --------        -----------------        -----     -------

Balance, January 1, 1994                 $ 9,200        $6,068        $20,213             $  373             $ (430)    $35,424

  Net income                                                            3,758                                             3,758
  Cash dividends
    ($.33 per share)                                                     (895)                                             (895)
  Stock dividend (3 for 2
    split, note 14)                        4,600            (1)        (4,600)                                               (1)
  Change in unrealized gain (loss)
    on investment securities
    available-for-sale, net of
    $1,880 tax effect                                                                     (3,650)                        (3,650)
                                         -------       -------       --------           --------            --------    -------
Balance, December 31, 1994               $13,800        $6,067        $18,476            $(3,277)             $(430)    $34,636

  Net income                                                              358                                               358
  Sale of 7,633 shares
    of treasury stock                                                                                           109         109
  Cash dividends
    ($.36 per share)                                                     (977)                                             (977)
  Change in unrealized gain (loss)
    on investment securities
    available-for-sale, net of
    $1,813 tax effect                                                                      3,520                          3,520
                                         -------       -------       --------           --------            --------    -------
Balance, December 31, 1995               $13,800        $6,067        $17,857              $ 243               (321)    $37,646

  Net income                                                            3,427                                             3,427
  Sale of 5,660 shares
    of treasury stock                                                                                           101         101
  Cash dividends
    ($.38 per share)                                                   (1,034)                                           (1,034)
  Change in unrealized gain (loss)
    on investment securities
    available-for-sale, net of $30
    tax effect                                                                                57                             57
                                         -------       -------       --------           --------           --------     -------
BALANCE, DECEMBER 31, 1996               $13,800        $6,067        $20,250              $ 300            $   (220)    $40,197
                                         =======       =======       ========          =========           ========     =======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                       FOR THE YEARS ENDED DECEMBER 31
                                                                                1996               1995              1994
                                                                                ----               ----              ----
OPERATING ACTIVITIES:
  Net income                                                                  $  3,427             $  358         $  3,758
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                                 908                803              793
      Provision (credit) for possible loan losses                                   41               (101)            (286)
      Deferred income taxes (benefit)                                               18               (409)          (1,220)
      Amortization of goodwill and other intangible assets                         356                213              213
      Amortization of premiums (discounts)
        on investment securities, net of accretion                                 340                872            1,213
      Loss (gain) on securities transactions, net                                   24                (29)             (88)
      Loss (gain) on sales of other real estate                                      5                 (1)             (41)
      Loans originated for sale                                                (12,155)            (8,137)          (7,327)
      Proceeds from sales of loans originated for sale                          10,252              7,664            6,065
      Increase in accrued interest payable                                          73                376              336
      Increase in accrued interest receivable                                     (220)              (123)            (442)
      Increase in other assets                                                    (768)              (386)            (797)
      Increase (decrease) in other liabilities                                     483               (747)            (408)
                                                                              --------           --------         --------
        Net cash provided by operating activities                                2,784                353            1,769
                                                                              --------           --------         --------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available-for-sale                2,318             16,991           17,867
  Proceeds from maturities of investment securities available-for sale          66,593             33,522           46,982
  Purchase of investment securities available-for-sale                         (59,531)           (16,855)          64,157)
  Proceeds from maturities of investment securities held-to-maturity             1,144              3,189            2,776
  Purchase of investment securities held-to-maturity                              (736)            (4,294)          (4,137)
  Proceeds from sales of other real estate owned                                    11                 80              207
  Net (increase) decrease in loans                                             (25,905)           (26,630)           1,635
  Purchase of premises and equipment                                              (959)              (619)          (2,358)
  Payment related to acquisitions, net of cash and cash equivalents acquired    (2,947)               -0-             (663)
                                                                              --------           --------         --------
        Net cash provided (used) by investing activities                       (20,012)             5,384           (1,848)
                                                                              --------           --------         --------
Financing activities:
  Net increase (decrease) in deposits                                           12,416             (6,702)         (12,984)
  Net increase in short-term borrowings                                          2,794              5,121              322
  Proceeds from long-term borrowings                                             1,000                -0-            6,000
  Payments for long-term borrowings                                             (1,350)              (600)            (700)
  Dividends paid                                                                (1,034)              (977)            (895)
  Sale of treasury stock                                                           101                109              -0-
                                                                              --------           --------         --------
        Net cash (used) provided by financing activities                        13,927             (3,049)          (8,257)
                                                                              --------           --------         --------
Increase (decrease) in cash and cash equivalents                                (3,301)             2,688           (8,336)
Cash and cash equivalents at beginning of year                                  24,434             21,746           30,082
                                                                              --------           --------         --------
Cash and cash equivalents at end of year                                      $ 21,133           $ 24,434         $ 21,746
                                                                              ========           ========         ========
Cash paid during the year for:
  Interest                                                                    $ 14,525           $ 14,161         $ 12,548
  Income taxes                                                                $    944           $    325         $  1,218
Supplemental disclosure of noncash investing activities:
  Loans transferred to other real estate owned                                $    109           $     52         $    198
  Investments transferred to available-for-sale                               $    -0-           $ 13,867         $    -0-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and conform with general practices within the banking industry. A description of the significant accounting policies follows:

BASIS OF CONSOLIDATION - The consolidated financial statements of Princeton National Bancorp, Inc. ("the Corporation") include the accounts of the Corporation and its wholly-owned subsidiary, Citizens First National Bank ("Princeton" or the "subsidiary bank"). On June 7, 1996, the Corporation acquired the deposits, equipment, and facility of the Sandwich, Illinois branch of Superior Bank, FSB ("Sandwich"). On January 7, 1994, the Corporation acquired Heart of Illinois Investment Corp. ("HOIIC"). At the time of acquisition, the subsidiary of that corporation was immediately merged into Princeton. Significant intercompany accounts and transactions have been eliminated in consolidation. The cost in excess of the fair value (goodwill) of net assets acquired in the aforementioned transactions is being amortized over a fifteen-year period.

USE OF ESTIMATES - In order to prepare the Corporation's financial statements in conformity with generally accepted accounting principles, management is required to make certain estimates that affect the amounts reported in the financial statements and accompanying notes. These estimates may differ from actual results.

BASIS OF ACCOUNTING - The Corporation and its subsidiary bank follow the accrual basis of accounting for all major sources of income and expense.

INVESTMENT SECURITIES - Investment securities which the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. All other investment securities that are not classified as held-to-maturity are classified as available-for-sale. Investments available-for-sale are recorded at fair value with any changes in fair value reflected as a separate component of stockholders' equity, net of related tax effects. Gains and losses on the sale of securities are determined using the specific identification method.

LOANS - Loans are stated at the principal amount outstanding, net of unearned interest and allowance for possible loan losses. Interest on commercial, real estate, and selected installment loans is credited to operations as earned, based upon the principal amount outstanding. Interest on the remaining installment loans is credited to operations using a method which approximates the interest method.

   It is the subsidiary bank's policy to discontinue the accrual of interest on any loan when, in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal. Interest on these loans is credited to income only when the collection of principal has been assured and only to the extent interest payments are received.

   In addition, the terms and conditions of certain loans are restructured with the borrower when it is deemed in the best interest of the subsidiary bank. Restructured loans are loans on which interest is being accrued at less than the original contractual rate of interest because of the inability of the borrower to service the obligation under the original terms of the agreement. Income is accrued at the lower rate so long as the borrower is current under the revised terms and conditions of the agreement.

   Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standard No. 114 "Accounting by Creditors for Impairment of a Loan" (FAS 114) and Statement of Financial Accounting Standard No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" (FAS 118). A loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. FAS 114 and FAS 118 do not apply to certain groups of small-balance homogenous loans which are collectively evaluated for impairment and are generally represented by consumer and residential mortgage loans or loans which are measured at fair value or at the lower of cost or fair value. The Corporation generally identifies impaired loans within the nonaccrual and restructured commercial and commercial real estate portfolios on an individual loan-by-loan basis. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

   Certain non-refundable loan fees and direct costs of loan origination are deferred at the time a loan is originated. Net deferred loan fees are recognized as yield adjustments over the contractual life of the loan using the interest method.

ALLOWANCE FOR POSSIBLE LOAN LOSSES - The allowance for possible loan losses is increased by provisions charged to operating expense and decreased by charge-offs, net of recoveries, and is available for losses incurred on loans.

   The allowance is based on factors that include overall composition of loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's best judgement, deserve evaluation in estimating potential loan losses.

SALES OF FIRST MORTGAGE LOANS AND LOAN SERVICING - The subsidiary bank sells first mortgage loans on a non-recourse basis with yield rates to the buyer based upon the current market rates which may differ from the contractual rate on the loans sold. At the time that loans are sold (servicing retained), a gain or loss is recorded which reflects the difference between the assumed cash flow (prepayments are estimated) to be generated by the contractual interest rates of the loans sold and the assumed cash flow resulting from the yield to be paid to the buyer, adjusted for servicing and discounted to reflect present value. Loan servicing fees are recognized over the lives of the related loans. Loan servicing costs are charged to expense as incurred. Loans held-for-sale are stated at the lower of aggregate cost or market. Real estate loans serviced for others are not included in the accompanying consolidated balance sheets.

   In May 1995, the FASB issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (FAS 122). FAS 122 requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired, eliminating the previously existing accounting distinction between servicing rights acquired through purchase transactions and those acquired through loan originations. FAS 122 also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. The Corporation adopted FAS 122 effective January 1, 1995. At December 31, 1996 the fair value of the originated mortgage servicing rights was $151 and will be amortized in future periods in proportion to, and over the period of, estimated net servicing income similar to the interest method using an accelerated amortization method. The amortization of capitalized mortgage servicing rights is reflected in the statements of income as a reduction to loan servicing fees and other charges.

NEW ACCOUNTING STANDARD - The FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The Corporation will apply the new rates prospectively to transactions beginning in the first quarter of 1997. Based on current circumstances, the Corporation believes the application of the new rules will not have a material impact on the financial statements.

PREMISES AND EQUIPMENT - Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows: buildings, fifteen to forty years; equipment, three to fifteen years. The carrying amounts of assets sold or retired and the related allowance for depreciation are eliminated from the accounts, and the resulting gains or losses are reflected in income.

OTHER REAL ESTATE - Other real estate, which is included in other assets in the consolidated balance sheets, represents assets to which the Corporation's subsidiary bank has acquired legal title in satisfaction of indebtedness. Such real estate is recorded at cost or its fair market value at the date of acquisition, less estimated selling costs, whichever is lower. Subsequent declines in estimated fair market value, based on changes in market conditions, are recorded as expenses as incurred. Gains or losses on the disposition of other real estate are recorded in the period in which they are realized to other expenses.

EMPLOYEE BENEFIT PLANS - The subsidiary bank has a defined contribution investment (401-K) plan. Under this plan, employees may elect to contribute, on a tax-deferred basis, up to ten percent of their salary. In addition, the subsidiary bank will match employees's contributions up to three percent of each employee's salary.

   The subsidiary bank also has a stock-purchase program in which the employee contributes through payroll deductions. These amounts are pooled and used to purchase shares of the Corporation's common stock on a quarterly basis.
   Additionally, the subsidiary bank has a profit-sharing plan. Annual contributions to the bank plan are based on a formula. The total contribution is at the discretion of the Board of Directors.

INCOME TAXES - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET INCOME PER SHARE - Net Income per share is computed by dividing net income by the weighted average number of shares outstanding during the year.

CASH FLOWS - For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

2.   CASH AND DUE FROM BANKS

   The average compensating balances held at correspondent banks during 1996, 1995, and 1994 were $3,738, $3,703, and $5,307, respectively. The subsidiary bank maintains such compensating balances with correspondent banks to offset charges for services rendered by those banks. In addition, the Federal Reserve Bank required the subsidiary bank to maintain average balances of approximately $2,013, $1,334, and $738, for 1996, 1995, and 1994,
respectively, as a reserve requirement.

3.   INVESTMENT SECURITIES

   The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of available-for-sale and held-to-maturity securities by major security type at December 31 were as follows:

                                                                               1996
                                                                        Gross          Gross          Estimated
                                                     Amortized       Unrealized      Unrealized          Fair
                                                       Cost             Gains          Losses           Value
                                                     ---------       ----------      ----------       ---------
Available-for-sale:
  United States Treasury                             $  45,150          $  137         $  (20)        $ 45,267
  United States Government Agencies                     28,249             112           (186)          28,175
  State and Municipal                                   19,221             434            (14)          19,641
  Other securities                                      12,818              92           (100)          12,810
                                                      --------          ------           -----        --------
    Total                                              105,438             775           (320)         105,893
                                                      --------          ------           -----        --------
Held-to-maturity:
  State and Municipal                                   11,135              94            (94)          11,135
                                                      --------          ------           -----        --------
    Total                                            $ 116,573         $   869         $ (414)       $ 117,028
                                                      ========          ======           =====        ========

                                                                              1995
                                                                        Gross           Gross         Estimated
                                                     Amortized       Unrealized     Unrealized         Fair
                                                       Cost             Gains          Losses           Value
                                                     ---------       -----------     -----------      ---------
Available-for-sale:
  United States Treasury                              $ 39,187        $     90        $   (65)       $  39,212
  United States Government Agencies                     48,751             334           (457)          48,628
  State and Municipal                                   16,297             465            (15)          16,747
  Other securities                                      10,993              94            (78)          11,009
                                                       -------           -----          ------         -------
    Total                                              115,228             983           (615)         115,596
                                                       -------           -----          ------         -------
Held-to-maturity:
  State and Municipal                                   11,498             123           (120)          11,501
                                                       -------           -----          ------         -------
    Total                                             $126,726          $1,106        $  (735)        $127,097
                                                       =======           =====          =====          =======

Maturities of investment securities classified as available-for-sale and held-to-maturity were as follows at December 31, 1996:

                                                                                            ESTIMATED
                                                                      AMORTIZED               FAIR
                                                                        COST                 VALUE
                                                                     ----------            ----------
Available-for-sale:
  Due in one year or less                                             $  41,779            $  41,827
  Due after one year through five years                                  31,566               31,709
  Due after five years through ten years                                  2,603                2,664
  Due after ten years                                                     9,282                9,440
                                                                        -------              -------
                                                                         85,230               85,640
                                                                        -------              -------
United States Government Agency Mortgage-
  Backed securities and collateralized mortgage obligations              19,530               19,548
  Other (no stated maturity)                                                705                  705
                                                                        -------              -------
                                                                       $105,438             $105,893
                                                                        =======              =======
Held-to-maturity:
  Due in one year or less                                              $  1,788             $  1,795
  Due after one year through five years                                   6,099                6,092
  Due after five years through ten years                                  1,771                1,759
  Due after ten years                                                     1,477                1,489
                                                                        -------              -------
                                                                       $ 11,135             $ 11,135
                                                                        =======              =======


   Proceeds from sales of investment securities available-for-sale during 1996, 1995, and 1994 were $2,318, $16,991, and $17,867, respectively. Gross gains of $15 in 1996, $238 in 1995, and $112 in 1994, and gross losses of $13 in 1996, $209 in 1995, and $24 in 1994, were realized on those sales. There were no sales of investment securities held-to-maturity during 1996, 1995, and 1994.

   As of December 31, 1996, 1995, and 1994, the Corporation had $9.6, $11.8, and $9.2 million, respectively, in structured notes, as defined by regulatory agencies. These securities are obligations of U.S. Government agencies and are comprised primarily of step-up bonds and deleveraged bonds. Step-up bonds initially pay an above-market yield for a short noncall period; if not called, the security steps-up to a higher coupon rate. The higher initial yield is received because the investor has implicitly sold a call option. Deleveraged bonds pay interest according to a formula based upon a fraction on an increase of a specified index, such as the Constant Maturity Treasury Rate (CMT). The deleveraging multiplier, for example 50% of 10 year CMT, causes the coupon to lag overall movements in market yields. These securities are carried in the Corporation's available-for-sale portfolio and had unrealized losses of $119, $295, and $740 at December 31, 1996, 1995, and 1994, respectively, and will mature by December 31, 1997.

   Certain investment securities are pledged to secure public and trust deposits, and for other purposes required or permitted by law. The book value of these pledged assets at December 31, 1996, 1995, and 1994 was $68,072, $63,694, and $64,084, respectively.

   On November 15, 1995, the Financial Accounting Standards Board issued its Special Report on the implementation of FAS 115. Guidance in this special report allowed entities to reclassify securities, including held-to-maturity debt securities, without calling into question the intent of the entity to hold debt securities to maturity in the future. The Special Report indicated that the one-time reclassification permitted should occur as of a single date between November 15, 1995 and December 31, 1995. In conjunction with the provisions contained in the Special Report, the Corporation reclassified approximately $13,867 of held-to-maturity securities, at amortized cost, into the available-for-sale classification. Unrealized gains of approximately $78 were recognized as a result of this reclassification.

   The Bank did not hold any securities of any one issuer, other than United States Treasury and Agency obligations, for which the aggregate book value exceeded 10% of stockholders' equity during any of the periods presented.

4.   LOANS

   The composition of the loan portfolio as of December 31 was as follows:

                                       1996           1995
Gross loans:
  Commercial                         $ 38,410       $ 34,687
  Agricultural                         36,030         33,106
  Real estate-construction              4,160          3,116
  Real estate-mortgage                142,004        124,350
  Installment                          37,514         37,434
                                      -------        -------
    Total                            $258,118       $232,693
                                      =======        =======

   Changes in the allowance for possible loan losses for the years ended December 31 were as follows:

                                                         1996            1995            1994
Balance, January 1                                     $ 2,034         $ 2,100         $ 2,218
  Allowance of banks acquired                              -0-             -0-             280
  Provision (credit) for possible loan losses               41           (101)            (286)
  Recoveries of loans previously charged off               920             598             256
  Loans charged off                                     (1,365)           (563)           (368)
                                                        ------          ------         -------
Balance, December 31                                   $ 1,630         $ 2,034         $ 2,100
                                                        ======          ======         =======

   Loans on non-accrual status at December 31, 1996, 1995, and 1994 were $1,157, $808, and $573, respectively. Interest income that would have been recorded on these loans had they remained current was approximately $93, $49, and $35, respectively.

   Restructured loans at December 31, 1996, 1995, and 1994 were $0, $0, and $384, respectively. For 1994, additional interest income that would have been earned on these loans (had their terms not been restructured) was not materially different than actual interest recognized. Interest rates on restructured loans reflect changes in the original contractual rate and are not considered to be significantly different than the rates on other loans.

   At December 31, 1996 and 1995, the recorded investment in loans for which impairment has been recognized in accordance with FAS 114 totaled $624 and $189, respectively, all of which related to impaired loans which do not require a related allowance for possible loan losses because the carrying value of the loans exceeds the discounted present value of expected future cash flows. For the year ended December 31, 1996 and 1995, the average recorded investment in impaired loans was approximately $380 and $195, respectively. Interest recognized on impaired loans during the portion of the year that they were impaired is not considered material.

   The Corporation's subsidiary bank had loans outstanding to directors, executive officers, and to their related interests (related parties) of the Corporation and its subsidiary of approximately $1,735, $1,180, and $892 at December 31, 1996, 1995, and 1994, respectively. These loans were made in the ordinary course of business on the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility. An analysis of the 1996 activity in loans made to directors, executive officers, or principal holders of common stock or to any associate of such persons for which the aggregate to any such person exceeds $60,000 is as follows:

               Balance                                      Balance
           January 1, 1996    Additions    Payments    December 31, 1996
           ---------------    ---------    --------    -----------------
               $1,180          $1,211      $   656          $1,735

   The Corporation services loans with unpaid principal balances at December 31, 1996, 1995, and 1994 of approximately $36,649, $33,072, and $27,967, respectively. Additionally, the fair value of the originated mortgage servicing rights was $151 at December 31, 1996 and $72 at December 31, 1995.

5.   PREMISES AND EQUIPMENT

   As of December 31, the components of premises and equipment (at cost), less accumulated depreciation, were as follows:

                                      1996          1995

Land                               $  2,040      $  1,836
Buildings                            10,051         9,716
Furniture and Equipment               5,665         5,334
                                    -------        ------
                                     17,756        16,886

Less accumulated depreciation         8,609         7,790
                                    -------        ------
Total                              $  9,147      $  9,096
                                    =======        ======

   Depreciation expense charged to operating expense for 1996, 1995, and 1994 was $908, $803, and $793, respectively.

6.   DEPOSITS

   As of December 31, the aggregate amounts of time deposits in denominations of $100 or more and the total interest expense for this category of time deposits were as follows:

                                              1996        1995         1994
Amount                                      $34,712      $35,171      $32,059
Interest expense for the year                 2,078        1,978        1,064

Total interest expense on deposits
  was as follows:
                                             1996          1995         1994

Interest-bearing demand                    $  2,016     $  2,310     $  2,817
Savings                                       1,587        1,497        1,593
Time                                         10,170        9,906        7,850
                                             ------       ------       ------
         Total                              $13,773      $13,713      $12,260
                                             ======       ======       ======

7.   LONG-TERM BORROWINGS

   The Corporation's long-term borrowings consisted of a note payable totaling $4,350 and $4,700 at December 31, 1996 and 1995, respectively. Proceeds of the note payable, which had an original balance of $6,000, were used to fund the HOIIC acquisition and repay certain HOIIC indebtedness. An additional $1,000 was borrowed in 1996 to partially fund the Sandwich acquisition. The demand note carries a floating interest rate equal to the lender's prime rate and is secured by 100% of the stock of Princeton. Scheduled payments will be $600 annually through 2003, and $150 is scheduled to be paid in 2004.

8.   INCOME TAXES

   Income tax expense (benefit) attributable to income from operations consists of:

                                            CURRENT         DEFERRED          TOTAL
                                            -------         --------          -----
   Year ended December 31, 1996:
     U.S. Federal                          $ 1,028          $   18           $ 1,046
   Year ended December 31, 1995:
     U.S. Federal                          $  (415)         $ (409)          $  (824)
   Year ended December 31, 1994:
     U.S. Federal                          $ 1,138          $ (157)          $   981

There were no state income taxes for 1996, 1995 or 1994.

   Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income from operations as a result of the following:

                                            1996           1995          1994
                                            ----           ----          ----
Computed "expected" tax expense            $ 1,521        $ (159)       $1,611
Increase (decrease) in income
  taxes resulting from:
    Tax-exempt income                        (554)          (510)         (500)
    Non-deductible interest expense            68             45            54
    Goodwill amortization                      75             84            84
    Other, net                                (64)          (285)         (268)
                                           ------          -----        ------
                                          $ 1,046         $ (825)      $   981
                                           ======          =====        ======

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                               1996         1995
                                               ----         ----
Deferred tax assets:
  Deferred directors fees                   $   120      $   133
  State NOL carryforwards                       349          429
  Other, net                                     15           42
                                              -----       ------
    Total gross deferred tax assets             484          604
    Less:  Valuation allowance                 (148)        (283)
                                              ------       ------
      Net deferred tax assets                   336          321
                                              ------       ------
Deferred tax liabilities:
  Plant and equipment, principally due
    to differences in depreciation             (157)        (102)
  Provision for possible loan losses           (436)        (456)
  Accretion                                    ( 76)        ( 43)
  Core deposits                                ( 52)        ( 49)
  Unrealized gain on investment securities
    available-for-sale                         (155)        (125)
  Purchase accounting adjustments              (114)        (152)
  Other                                         -0-          -0-
                                              -----       ------
    Total gross deferred tax liabilities       (990)        (927)
                                              -----       ------
    Net deferred tax liabilities             $ (654)     $  (606)
                                              =====       ======

   At December 31, 1996, the Corporation has net operating loss carryforwards for state income tax purposes of approximately $7,400 which expire in the years 2002-2010 and are available to offset future state taxable income. Approximately $2,600 of such carryforwards relate to purchased institutions.

   The valuation allowance for deferred tax assets at December 31, 1995 was $283. The net change in the total valuation allowance for the year ended December 31, 1996 was a decrease of $135. Subsequently recognized tax benefits of $125 relating to the valuation allowance for state net operating loss carryforwards from purchased institutions will be utilized to reduce goodwill from these purchases. The remaining $23 of valuation allowance relates primarily to state net operating loss carryforwards which are available to offset future state taxable income. Management believes that it is more likely than not that the deferred tax assets, net of the valuation allowances, will be realized.

9.   REGULATORY MATTERS

   The Corporation and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and its subsidiary bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk-weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1996, the Corporation and its subsidiary bank were both categorized as well capitalized under the regulatory framework. There are no conditions or events since year-end that management believes have changed the Corporation's or its subsidiary bank's category.

                                                                                                   To Be Well Capitalized
                                                                          For Capital Adequacy     Under Prompt Corrective
                                                         Actual                 Purposes:            Action Provisions
                                                   Amount      Ratio        Amount      Ratio        Amount      Ratio
                                                   ------      -----        ------      -----        ------      -----

As of December 31, 1996:
Total Capital (to risk-weighted assets):
    Princeton National Bancorp, Inc.               $36,121    13.88%        $20,824     8.00%        $26,029     10.00%
    Citizens First National Bank                    38,185    14.57          20,964     8.00          26,205     10.00

Tier 1 Capital (to risk-weighted assets):
    Princeton National Bancorp, Inc.               $34,491    13.25%        $10,412     4.00%        $15,618     6.00%
    Citizens First National Bank                    36,555    13.95          10,482     4.00          15,723     6.00

Tier 1 Capital (to average assets):
    Princeton National Bancorp, Inc.               $34,491     8.59%        $16,486     4.00%        $20,607     5.00%
    Citizens First National Bank                    36,555     8.91          16,413     4.00          20,517     5.00

10.  EMPLOYEE BENEFIT PLANS

   The subsidiary bank's contribution to the defined contribution investment (401-K) plan for 1996, 1995, and 1994 was $129, $124, and $112, respectively.

   The cost of the profit-sharing plan charged to operating expense was $162 in 1996, $9 in 1995, and $157 in 1994.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial instruments, requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in FAS 107. Many of the Corporation's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Corporation's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities except for loans held-for-resale and available-for-sale securities. Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Corporation for the purposes of this disclosure.

   Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at December 31, 1996 and 1995, were as follows:

                                                             1996                            1995
                                                   -------------------------      -----------------------
                                                   Amortized         Fair          Amortized       Fair
                                                     Cost            Value            Cost         Value
---------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
  Cash and due from banks                           $ 18,033       $ 18,033        $ 18,734      $ 18,734
  Federal funds sold                                   3,100          3,100           5,700         5,700
  Investment securities                              116,573        117,028         126,726       127,097
  Loans, net                                         259,150        259,007         231,383       231,793
  Accrued interest receivable                          5,725          5,725           5,505         5,505
                                                     -------        -------        --------      --------
    Total Financial Assets                          $402,581       $402,893        $388,048      $388,829
---------------------------------------------------------------------------------------------------------

FINANCIAL LIABILITIES:
  Non-interest-bearing demand deposits              $ 41,258       $ 41,258        $ 39,315      $ 39,315
  Interest-bearing deposits                          317,443        318,681         306,970       308,518
  Short-term borrowings                               13,537         13,537          10,743        10,743
  Accrued interest payable                             1,937          1,937           1,864         1,864
  Long-term borrowings                                 4,350          4,350           4,700         4,700
                                                    --------       --------        --------      --------
    Total Financial Liabilities                     $378,525       $379,763        $363,592      $365,140

     Financial instruments actively traded in a secondary market have been valued using quoted available market prices. Cash and due from banks, federal funds sold, loans held-for-sale, and interest receivable are valued at book value which approximates fair value.

     Financial liability instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar liabilities. Interest payable is valued at book value which approximates fair value.

     Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

     The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is the current rate at which similar loans would be made to borrowers with similar credit ratings, same remaining maturities, and assumed prepayment risk.

     Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

     The Corporation's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Corporation's core deposit base is required by FAS 107. Because the Corporation's 1996 cost of funds compares favorably with alternative funding sources available to the Corporation, the relationship value of these liabilities is believed by management to be significant. There is no material difference between the notional amount and the estimated fair value of off-balance-sheet items which total $44,649 and $43,847 at December 31, 1996 and December 31, 1995 respectively, and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

     Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the subsidiary bank has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, brokerage network, deferred tax liabilities, property, plant, equipment, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

     Management is concerned that reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

12.  UNDISTRIBUTED EARNINGS OF SUBSIDIARY BANK

     National banking regulations and capital guidelines limit the amount of dividends that may be paid by banks. Due to the amount of dividends paid by the subsidiary bank to the Corporation in 1996 and 1995, these regulations and guidelines will not permit the subsidiary bank to distribute dividends in 1997 without prior approval from the national banking regulators. Future payment of dividends by the subsidiary bank would be dependent on individual regulatory capital requirements and levels of profitability. Since the Corporation is a legal entity, separate and distinct from the bank, the dividends of the Corporation are not subject to such bank regulatory guidelines.

13.  COMMITMENTS AND CONTINGENCIES

     The subsidiary bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the subsidiary bank has in particular classes of financial instruments.

     The subsidiary bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. At December 31, 1996, commitments to extend credit and standby letters of credit were approximately $44,253 and $396, respectively.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the subsidiary bank upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant and equipment, and income-producing properties.

     Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank secures the standby letters of credit with the same collateral used to secure the loan.

     There are various claims pending against the Corporation's subsidiary, arising in the normal course of business. Management believes, based upon consultation with counsel, that liabilities arising from these proceedings, if any, will not be material to the Corporation's financial position.

14.  SUBSIDIARY BANK TRUST DEPARTMENT

     During the first quarter of 1995, the Corporation's subsidiary bank decided to reimburse trust customers for losses in the market value of various inverse floater securities held in their trust accounts. These losses were a result of increases in interest rates which both extended the expected average life and lowered the market value of these securities. As a result of reimbursing customers for the market value loss, the Corporation recorded charges totaling $5,043 ($3,126 after tax) to 1995 earnings.

     In addition to the first quarter reimbursement, following a comprehensive review of the subsidiary bank's trust department, a plan was implemented during the third quarter of 1995 to provide for the purchase, on an ongoing basis, of selected securities from the Trust Department by the Corporation. These securities were purchased at the higher of current market value or original cost to the individual trust customer. Purchased securities are held by the Corporation in an available-for-sale account and will be held to maturity or sold if market conditions permit or for liquidity purposes under the plan. The excess, if any, of the cost of these securities to the Corporation over the market value was expensed at the time of the purchase, resulting in a negative effect on current income. For the years ended December 31, 1996 and 1995, the Corporation incurred losses of $26 and $189, respectively, relating to the purchase of these securities. This effect may be offset in the future by gains from sales, or maturities of the securities, and/or possible proceeds from claims that have been filed with the insurance carrier of the Corporation. At December 31, 1996 and 1995, the market value of these available-for-sale securities held by the Corporation was $930 and $1,971, respectively. As of December 31, 1996, there were no additional securities remaining to be purchased under the plan.

15.  STOCK DIVIDENDS

     In April, 1994, the Corporation declared a common stock split in the form of a dividend at the rate of one additional half share of common stock for each issued share of common stock resulting in 903,515 additional shares being issued to stockholders of record on April 25, 1994. An additional amount of retained earnings was transferred to common stock to properly reflect the capitalization of the par value of the shares issued in accordance with legal requirements. All share and per share data have been restated for all periods presented to reflect the stock dividend.

16.  ACQUISITIONS

     On June 7, 1996, the Corporation acquired all of the deposits ($24.6 million), equipment, and facility of the Sandwich branch of Superior Bank, FSB ("Sandwich"). The acquisition of Sandwich was accounted for under the purchase method of accounting and accordingly, the assets acquired were adjusted to their fair market values as of the acquisition date. Goodwill and prepaid acquisition costs in connection with this acquisition in the amount of $3,002 are being amortized over fifteen years on a straight-line basis. The Corporation additionally entered into a three-year covenant not-to-compete in the amount of $100, which is being amortized on a straight-line basis.

     On January 7, 1994, the Corporation acquired Heart of Illinois Investment Corp. ("Heart of Illinois"), a $70.3 million bank holding company with offices in Spring Valley, Henry, Plano, and Princeton, Illinois, for a purchase price of $4,131. At the time of the acquisition the subsidiary bank of that company

(Heart of Illinois Bank, FSB) was immediately merged into Citizens First National Bank. The acquisition of Heart of Illinois was accounted for under the purchase method of accounting, and accordingly, the assets and liabilities of Heart of Illinois were adjusted to their fair market values as of the acquisition date. The operating results of the acquired offices have been consolidated with those of the Corporation from January 1, 1994. Goodwill in connection with this acquisition in the original amount of $1,271 is being amortized over fifteen years on a straight-line basis.

17.  POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

     Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions" (FAS 106). FAS 106 changes the practice of accounting for post-retirement benefits on a pay-as-you-go (cash) basis by requiring accrual of the expected cost of providing those benefits to an employee, the employee's beneficiaries, and covered dependents. The expected cost is to be accrued over the employee's period of service to the Corporation.

     The Corporation's subsidiary bank offers its retirees the opportunity to continue benefits in the subsidiary bank's Employee Health Benefit Plan provided the retiree agrees to pay a portion of their monthly premiums. The Corporation's level of contribution is based upon an age and service formula and will provide benefits to active participants until age 65. The components of the 1996 and 1995 net periodic post-retirement benefit cost are shown below:

                                                1996         1995
                                                ----         ----
Service cost                                   $  26        $  24
Interest cost                                     23           23
Net amortization of transition obligation         16           16
                                               -----        -----
Net periodic post-retirement benefit cost      $  65        $  63
                                               =====       ======

As of December 31, 1996 and 1995, the accumulated post-retirement benefit obligation totaled $328 and $327, respectively. For measurement purposes, a 10% annual rate of increase in the cost of covered benefits (health care cost trend rate) was assumed for 1996 and 1995 and the rate was further assumed to decline to 5% after six years. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7% at December 31, 1996 and 1995.

18.  CONDENSED FINANCIAL INFORMATION OF PRINCETON NATIONAL BANCORP, INC.

The following condensed financial statements are presented for the Corporation alone (that is, without consolidation of the subsidiary bank's financial information).


CONDENSED BALANCE SHEETS

                                                           December 31
                                                   --------------------------
                                                      1996             1995
ASSETS
Cash                                               $      87        $      13
Interest-bearing deposits in subsidiary bank             938              302
Other assets                                           1,636            2,264
Investment in subsidiary bank                         41,886           39,804
                                                      ------           ------
    TOTAL ASSETS                                     $44,547          $42,383
                                                      ======           ======
LIABILITIES
Long-term borrowings                                 $ 4,350          $ 4,700
Other liabilities                                        -0-               37
                                                      ------           ------
    TOTAL LIABILITIES                                  4,350            4,737
                                                      ------           ------
STOCKHOLDERS' EQUITY
Common stock                                          13,800           13,800
Surplus                                                6,067            6,067
Retained earnings                                     20,250           17,857
Unrealized gain on investment securities
  available-for-sale                                     300              243
Less: cost of treasury shares                           (220)            (321)
                                                      ------           ------
    TOTAL STOCKHOLDERS' EQUITY                        40,197           37,646
                                                      ------           ------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $44,547          $42,383
                                                      ======           ======

CONDENSED STATEMENTS OF INCOME

                                                         FOR THE YEARS ENDED DECEMBER 31
                                                         -------------------------------
                                                           1996       1995         1994
INCOME
Dividends received from subsidiary bank                  $2,350      $3,550       $1,975
Interest income                                             145          47           27
Gain on sale of investment securities                         1           3          -0-
Other income                                                -0-          13           11
                                                        -------     -------      -------
      TOTAL INCOME                                        2,496       3,613        2,013
                                                        -------     -------      -------
EXPENSES
Interest expense                                            421         454          406
Amortization of goodwill and other intangible assets         63          63           63
Loss on purchase of investment securities                    26         189          -0-
Other expenses                                              137          91           79
                                                        -------     -------      -------
      TOTAL EXPENSES                                        647         797          548
                                                        -------     -------      -------
Income before income taxes and equity in
  undistributed income of subsidiary bank                 1,849       2,816        1,465
Applicable income taxes (benefit)                          (149)       (228)        (152)
                                                        -------     -------      -------
Income before equity in undistributed
  income of subsidiary bank                               1,998       3,044        1,617
                                                        -------     -------      -------
Equity in undistributed income (loss)
  of subsidiary bank                                      1,429      (2,686)       2,141
                                                        -------     -------      -------
      NET INCOME                                        $ 3,427       $ 358       $3,758
                                                        =======     =======      =======
      NET INCOME PER SHARE                               $ 1.26        $.13        $1.39
      Weighted average shares outstanding             2,720,511   2,713,558    2,710,662


CONDENSED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended December 31
                                                         -------------------------------
                                                          1996         1995         1994
                                                          ----         ----         ----
Operating activities:
  Net income                                             $3,427     $   358      $ 3,758
  Adjustments to reconcile net income to
    net cash provided by  operating activities:
      Amortization of investment securities,
        net of accretion                                     (4)         (1)         -0-
      Loss on securities transactions, net                   26         186          -0-
      Equity in undistributed income                      1,429)      2,686       (2,141)
      Amortization of goodwill
        and other intangible assets                          63          63           63
      Increase in other assets                             (987)        (21)        (212)
      Increase (decrease) in other liabilities                7        (153)          12
                                                         ------      ------       ------
          NET CASH PROVIDED BY OPERATING ACTIVITIES       1,103       3,118        1,480
                                                         ------      ------       ------

Investing activities:
   Proceeds from sales of investment securities
     available-for-sale                                   1,067         281          -0-
   Proceeds from maturities of investment securities
     available-for-sale                                     196           2          -0-
   Purchase of investment securities
     available-for-sale                                    (373)     (2,309)         -0-
   Purchase of Heart of Illinois Inv. Corp.,
     net of cash and cash equivalents acquired              -0-         -0-       (3,859)
   Payment of Heart of Illinois Inv. Corp.
     liabilities at acquisition date                        -0-         -0-       (2,437)
                                                         ------     -------       ------
          NET CASH USED BY INVESTING ACTIVITIES             890      (2,026)      (6,296)
                                                         ------     -------       ------

Financing activities:
  Payments for long-term borrowings                      (1,350)       (600)        (700)
  Proceeds from long-term borrowings                      1,000         -0-        6,000
  Sale of treasury stock                                    101         109          -0-
  Dividends paid                                         (1,034)       (977)        (895)
                                                         ------      ------      -------
          NET CASH (USED) PROVIDED BY
            FINANCING ACTIVITIES                         (1,283)     (1,468)       4,405
                                                         ------      ------      -------
Increase (decrease) in cash and cash equivalents            710        (376)        (411)

Cash and cash equivalents at beginning of year              315         691        1,102
                                                         ------      ------      -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $ 1,025     $   315       $  691
                                                         ======      ======      =======

INDEPENDENT AUDITORS' REPORT


                         KPMG Peat Marwick LLP



To the Board of Directors and Stockholders of Princeton National Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Princeton National Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ending December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Princeton National Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ending December 31, 1996 in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP

Chicago, Illinois
January 24, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Certain information regarding executive officers of the Corporation is included as a Supplementary Item at the end of Part I of this Form 10-K.

  Information regarding executive officers and directors of the Corporation is included in the Corporation's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 8, 1997 (the "Proxy Statement" under the caption "Proposal 1-Election of Directors"), which information is hereby incorporated by reference herein.

  Information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Compliance Reporting", which information is hereby incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

  Information regarding executive compensation is included in the Proxy Statement under the captions "Proposal 1-Election of Directors--Board of Directors and Committees", and "Executive Compensation -- Summary; -- Summary Compensation Table; and Employment Agreements," which information is hereby incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership is included in the Proxy Statement under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners," which information is hereby incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding relationships and transactions is included in the Proxy Statement under the caption "Certain Transactions," which information is hereby incorporated by reference herein.

                               PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following is a list of the Financial Statements included in Part II, Item 8 of this report:

          Consolidated Balance Sheets as of December 31, 1996 and 1995.

          Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994.

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

          Notes to Consolidated Financial Statements.

          Independent Auditors' Report

(a)(2)    Financial Statement Schedules

          No consolidated financial statement schedules are required to be included in this Report on Form 10-K.

(a)(3)  Exhibits

     The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K. Each management contract or compensatory plan or arrangement of the Corporation listed on the Exhibit Index is separately identified by an asterisk.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Corporation for the quarter ended December 31, 1996.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRINCETON NATIONAL BANCORP, INC.

                                   By:   /s/   Tony J. Sorcic
                                       -------------------------
                                       Tony J. Sorcic
                                       President and Chief Executive Officer

                                  Date:  March 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                             Title                      Date
           ---------                             -----                      ----

/s/  Tony J. Sorcic                     President and Chief Executive       March 24, 1997
----------------------------------      Officer and Director
     Tony J. Sorcic                     (Principal Executive Officer)

/s/  Todd D. Fanning                    Controller                          March 24, 1997
----------------------------------      (Principal Financial and
     Todd D. Fanning                    Accounting Officer)

/s/  Thomas R. Lasier                   Chairman of the Board               March 24, 1997
----------------------------------
     Thomas R. Lasier

                                        Director
----------------------------------
     Don S. Browning

                                        Director
----------------------------------
     John Ernat

/s/  Donald E. Grubb                    Director                            March 24, 1997
----------------------------------
     Donald E. Grubb

/s/  Dr. Harold C. Hutchinson, Jr.      Director                            March 24, 1997
----------------------------------
     Dr. Harold C. Hutchinson, Jr.

/s/  Thomas M. Longman                  Director                            March 24, 1997
----------------------------------
     Thomas M. Longman
/s/  Stephen W. Samet                   Director                            March 24, 1997
----------------------------------
     Stephen W. Samet

                                        Director
----------------------------------
     Ervin L. Pietsch

/s/  Craig O. Wesner                    Director                            March 24, 1997
----------------------------------
     Craig O. Wesner


                           INDEX TO EXHIBITS

Exhibit
Number                          Exhibit
-------                        --------


  3.1 Amended and Restated Certificate of Incorporation of Princeton National Bancorp, Inc. ("PNB") (incorporated by reference to
         Exhibit 3.1 to the PNB Registration Statement on Form S-1 (Registration No. 33-46362) (the "S-1 Registration Statement")).

  3.2 By-Laws of PNB (as amended through January 23, 1995), (incorporated by reference to Exhibit 3.2 to the PNB Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K")).

 10.1* Employment Agreement, dated as of October 16, 1995, between PNB and Tony J. Sorcic (incorporated by reference to Exhibit 10.1 to the 1995 Form 10-K).

 10.2*   Employment Agreement, dated as  of July 10, 1995, between PNB and
         D. E. Van Ordstrand (incorporated by reference to Exhibit 10.2 to the 1995 Form 10-K).

 10.3* Citizens First National Bank Profit Sharing Plan, as amended and restated January 1, 1989 (incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement).

 10.4* Citizens First National Bank Defined Contribution Plan and Trust, as amended and restated January 1, 1989 (incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement).

  21     Subsidiaries of PNB.

  27     Financial Data Schedule.


  * Management contract or compensatory plan.