Form 10-Q
period 1997-03-31
PRINCETON NATIONAL BANCORP INC
filed 1997-05-15
CIK 707855

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
1934

For the quarterly period ended March 31, 1997

Commission File No. 0-20050

                   Princeton National Bancorp, Inc.
        (Exact name of registrant as specified in its charter)

        Delaware                              36-3210283
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)          Identification No.)

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

                              Yes   X      No
                                  -----      -----

       As of March 31, 1997, the registrant had outstanding 2,724,597 shares of its $5 par value common stock.

                     Part I: FINANCIAL INFORMATION


      The consolidated financial statements of Princeton National
Bancorp, Inc. and Subsidiary and management's discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

       Schedule 1:  Consolidated Balance Sheets
       Schedule 2:  Consolidated Statements of Income
       Schedule 3:  Consolidated Statements of Stockholders' Equity
       Schedule 4:  Consolidated Statements of Cash Flows
       Schedule 5:  Note to Consolidated Financial Statements
       Schedule 6: Management's Discussion and Analysis of Financial Condition and Results of Operations


                      Part II: OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
     (a)   Exhibits :
           27 - Financial Data Schedule
     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PRINCETON NATIONAL BANCORP, INC.


Date:  May 12, 1997                 By: /s/ Tony J. Sorcic
                                       -------------------------------
                                            Tony J. Sorcic
                                            President


Date:  May 12, 1997                 By: /s/ Todd D. Fanning
                                       -------------------------------
                                            Todd D. Fanning
                                            Chief Financial Officer

       PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY                                  Schedule 1
                 CONSOLIDATED BALANCE SHEETS
                       (in thousands)

                                                                 March 31,            December 31,
                                                                   1997                   1996
                                                                ----------            ------------
                                                               (Unaudited)
ASSETS
Cash and due from banks                                           $15,144               $18,033
Federal funds sold                                                  3,900                 3,100
Loans held for sale                                                 2,595                 2,849
Investment securities:
   Available-for-sale, at fair value                              101,670               105,893
   Held-to-maturity (fair value of $10,850 and $11,135
       at March 31, 1997 and December 31, 1996, respectively)      10,871                11,135
                                                               ----------            ------------
       Total investment securities                                112,541               117,028
                                                               ----------            ------------
Loans:
   Gross loans                                                    259,460               258,118
   Less: Unearned interest                                           (165)                 (187)
       Allowance for possible loan losses                          (1,667)               (1,630)
                                                                ----------            ------------
     Net loans                                                    257,628               256,301
                                                                ----------            ------------
Premises and equipment                                              9,059                   9,147
Interest receivable                                                 4,844                   5,725
Goodwill and intangible assets, net of accumulated amortization     5,423                   5,541
Other assets                                                        2,682                   2,683
                                                                ----------            ------------
       TOTAL ASSETS                                              $413,816                $420,407
                                                                ==========            ============
LIABILITIES
Deposits:
   Demand                                                         $36,741                 $41,258
   Interest-bearing demand                                         81,539                  78,883
   Savings                                                         57,230                  55,077
   Time                                                           182,046                 183,483
                                                                ----------            ------------
       Total deposits                                             357,556                 358,701
                                                                ----------            ------------
Short-term borrowings:
   Customer repurchase agreements                                   5,498                  11,597
   Interest-bearing demand notes
     issued to the U.S. Treasury                                    2,074                   1,940
                                                                ----------            ------------
        Total short-term borrowings                                 7,572                  13,537
Long-term borrowings                                                4,200                   4,350
Other liabilities                                                   3,830                   3,622
                                                                ----------            ------------
       TOTAL LIABILITIES                                          373,158                 380,210
                                                                ----------            ------------

STOCKHOLDERS' EQUITY
Common stock:  $5 par value, 4,000,000 shares authorized;
   2,759,945 issued at March 31, 1997
   and December 31, 1996                                           13,800                  13,800
Surplus                                                             6,067                   6,067
Retained earnings                                                  21,055                  20,250
Unrealized (loss) gain on investment securities
   available-for-sale, net of tax effect                              (55)                    300
Less: Cost of 35,348 treasury shares at March 31, 1997
   and 35,979 treasury shares at December 31, 1996                   (209)                   (220)
                                                                ----------            ------------
      TOTAL STOCKHOLDERS' EQUITY                                   40,658                  40,197
                                                                ----------            ------------
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                    $413,816                $420,407
                                                                ==========            ============


     See accompanying note to consolidated financial statements


       PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY                                            Schedule 2
              CONSOLIDATED STATEMENTS OF INCOME

          (Unaudited)                                                               For the Three Months
 (In thousands, except share data)                                                      Ended March 31
                                                                                    1997            1996
                                                                               ------------     ------------
Interest income:
     Interest and fees on loans                                                      5,707       5,260
     Interest and dividends on investment securities                                 1,634       1,721
     Interest on federal funds sold                                                     50          44
     Interest on interest-bearing time deposits in other banks                           0          10
                                                                                ------------    -----------
          Total interest income                                                      7,391       7,035

Interest expense:
     Interest on deposits                                                            3,398       3,380
     Interest on short-term borrowings                                                  94          93
     Interest on long-term borrowings                                                   90          99
                                                                               ------------    -----------
          Total interest expense                                                     3,582       3,572
                                                                               ------------    -----------
Net interest income                                                                  3,809       3,463
Provision for possible loan losses                                                     105           0
                                                                               ------------    -----------
Net interest income after provision for possible loan losses                         3,704       3,463

Non-interest income:
   Trust & farm management fees                                                        309         252
   Service charges on deposit accounts                                                 320         263
   Other service charges                                                               102          95
   Securities transactions, net                                                         (3)        (17)
   Loan servicing fees and other charges                                                30          72
   Other operating income                                                               83          26
                                                                                ------------   -----------
          Total non-interest income                                                    841         691

Non-interest expenses:
   Salaries and employee benefits                                                    1,666       1,570
   Occupancy                                                                           249         240
   Equipment expense                                                                   225         204
   FDIC/OCC assessments                                                                  9          60
   Goodwill and intangible assets amortization                                         118          53
   Data processing                                                                     167         135
   Trust customer charges                                                               10           0
   Other operating expense                                                             648         649
                                                                               ------------    -----------
          Total non-interest expense                                                 3,092       2,911
                                                                               ------------    -----------
Income before income taxes                                                           1,453       1,243
Income tax expense                                                                     376         308
                                                                               ------------    -----------
Net income                                                                           1,077         935
                                                                               ============    ===========
Net income per share:                                                                 0.40        0.34
Weighted average shares outstanding                                              2,723,973   2,718,366
Dividends per share                                                                   0.10        0.09

         See accompanying note to consolidated financial statements


       PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY                                     Schedule 3
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (UNAUDITED)

                                                                           For the Three Months
                                                                              Ended March 31
                                                                          1997              1996
                                                                       -------------     ------------
                                                                               (In thousands)

Balance, January 1                                                       $40,197           $37,646

   Net income                                                              1,077               935
   Cash dividends                                                           (272)             (244)
   Change in unrealized loss on investment securities
     available-for-sale, net of tax effect                                  (355)             (389)
   Sale of treasury stock                                                     11                30
                                                                       -------------    -------------
Balance, March 31                                                        $40,658           $37,978
                                                                       =============    =============



          See accompanying note to consolidated financial statements


       PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY                                         Schedule 4
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)
                                                                               For the Three Months
                                                                                  Ended March 31
     (In thousands)                                                             1997            1996
                                                                            ------------     ------------
Operating activities:
   Net income                                                                    $1,077           $935
   Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation                                                              226            227
          Provision for possible loan losses                                        105              0
          Amortization of goodwill and other intangible assets                      118             53
          Amortization of premiums (discounts) on
             investment securities, net of accretion                                 40            103
          Loss on sales of securities, net                                            3             17
          Loans originated for sale                                                (668)        (3,841)
          Proceeds from sales of loans originated for sale                          922          2,404
          Increase in accrued interest payable                                       33            109
          Decrease in accrued interest receivable                                   881            994
          Increase in other assets                                                  (54)           (29)
          Increase in other liabilities                                             358            164
                                                                            ------------    -----------
                 Net cash provided by operating activities                        3,041          1,136
                                                                            ------------    -----------
Investing activities:
   Proceeds from sales of investment securities available-for-sale                  241             90
   Proceeds from maturities of investment securities available-for-sale          12,724         16,870
   Purchase of investment securities available-for-sale                          (9,279)       (11,947)
   Proceeds from maturities of investment securities held-to-maturity               490            930
   Purchase of investment securities held-to-maturity                              (270)          (674)
   Proceeds from sales of other real estate owned                                    55              0
   Net increase in loans                                                         (1,432)        (1,276)
   Purchases of premises and equipment                                             (138)          (144)
                                                                            ------------    ------------
                 Net cash provided by investing activities                        2,391          3,849
                                                                            ------------    ------------
Financing activities:
   Net decrease in deposits                                                      (1,145)        (8,674)
   Net decrease in short-term borrowings                                         (5,965)        (2,970)
   Payments for long-term borrowings                                               (150)          (150)
   Dividends paid                                                                  (272)          (244)
   Sale of treasury stock                                                            11             30
                                                                             ------------     ------------
                 Net cash used by financing activities                           (7,521)       (12,008)
                                                                             ------------     ------------
Decrease in cash and cash equivalents                                            (2,089)        (7,023)
Cash and cash equivalents at January 1                                           21,133         24,434
                                                                              ------------    ------------
Cash and cash equivalents at March 31                                           $19,044        $17,411
                                                                              ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
          Interest                                                               $3,530         $3,464
          Income taxes                                                             $150             $0

Supplemental disclosures of non-cash flow activities:
   Amounts transferred to other real estate owned                                  $108            $16


      See accompanying note to consolidated financial statements

                                                       Schedule 5

           PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
               Note to Consolidated Financial Statements
                              (unaudited)



The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by generally accepted accounting principles for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the financial statements and notes included in the Registrant's 1996 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

                                                      Schedule 6

           PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            MARCH 31, 1997
                              (UNAUDITED)

     The following discussion provides information about Princeton National Bancorp, Inc.'s (PNB) financial condition and results of operations for the quarter ending March 31, 1997. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto.

RESULTS OF OPERATIONS

     Net income for the first quarter of 1997 was $1,077,000, or $0.40 per share as compared to net income of $935,000 in the first quarter of 1996, or $0.34 per share, which represents an increase of 15.2%. Annualized return on assets and return on equity were 1.05% and 10.82%, respectively, for the first quarter of 1997, compared with 0.94% and 9.89% for the first quarter of 1996.

     The change in net interest margin was the most significant reason for the increase in net income. Net interest income increased from $3,463,000 in the first quarter of 1996 to $3,809,000 in the first quarter of 1997 (an increase of $346,000 or 10.0%). While total interest expense increased only $10,000 between these quarters, total interest income increased $356,000, or 5.1%. This is a reflection of the continued increase in the average balance of loans outstanding. As of March 31, 1997, total loans represented 63.3% of total assets compared to 60.3% as of March 31, 1996. Accordingly, the net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 4.05% for the first three months of 1996 to 4.31% for the first three months of 1997.

     Non-interest income increased by $150,000 (or 21.7%) during the first quarter of 1997 as compared to the first quarter of 1996. While almost all categories of non-interest income had increases from 1996 to 1997, the majority of the overall increase was in two categories. Trust and farm management fees increased by $57,000 (or 22.6%), largely a reflection of the increase in clients served and assets under management from a year ago. Also, service charges on deposits increased by $57,000 (or 21.7%), as a result of an increase in overdraft charges and an increase in the number and fee income from checking accounts.

     Non-interest expense for the first quarter of 1997 amounted to $3,092,000, an increase of $181,000 (6.2%) from the first quarter of 1996. As a result of additional costs incurred in connection with the Sandwich acquisition in June 1996, this increase is attributed to increases in the following three categories: salaries and employee benefits ($96,000 or 6.1%), data processing ($32,000 or 23.7%), and goodwill amortization ($61,000 or 115.1%).

ANALYSIS OF FINANCIAL CONDITION

     Total assets at March 31, 1997 decreased to $413,816,000 from $420,407,000 at December 31, 1996 ($6.6 million or 1.6%). This decrease is a result of the normal year-end increase in deposits followed by a drop during the first three months of the year. This year, however, the decrease was seen mostly in the area of customer repurchase agreements, which fell from $11.6 million at December 31, 1996 to $5.5 million at March 31, 1997. The reason for the decrease in customer repurchase agreements is that many of our grain elevator customers have a surplus of cash at year-end and then pay out to farmers during the first quarter. Total deposits decreased by just $1.1 million during the first quarter of 1997. Interest-bearing demand deposits and savings deposits increased ($2.7 million and $2.1 million, respectively) offsetting decreases in demand deposits ($4.5 million) and time certificates of deposits ($1.4 million).

     As mentioned earlier, loan balances continue to increase with total loans, net of unearned interest, at $261,890,000 at March 31, 1997, compared to $260,780,000 at December 31, 1996 (an increase of $1.1 million or 0.43%). Non-performing loans totaled $1,265,000 or 0.48% of net loans at March 31, 1997, as compared to $1,157,000 or 0.45% of net loans at December 31, 1996. Corresponding to the decreases in customer repurchase agreements and deposits, total investment securities decreased from $117.0 million at December 31, 1996 to $112.5 million at March 31, 1997 ($4.5 million or 3.8%).

     During the first three months of 1997, PNB charged off $221,000 of loans and had recoveries of $153,000. This compares to charge-offs of $379,000 and recoveries of $148,000 during the first three months of 1996. The allowance for possible loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's best judgement, deserve evaluation. The adequacy of the allowance is monitored monthly. During the first quarter of 1997, PNB recorded a loan loss expense of $105,000. This is a result of the higher charge-offs and net losses incurred throughout 1996, particularly in the installment loan category. While management has strengthened underwriting practices in this area, management also expects to continue to increase the balance in the allowance for possible loan losses. At March 31, 1997, the balance in the allowance was $1,667,000 which is 0.64% of total loans, compared with $1,630,000 or 0.63% of total loans at December 31, 1996.

     At March 31, 1997, the recorded investment in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $566,000, all of which related to impaired loans which do not require a related allowance for possible loan losses as the carrying value of the loans exceeds the discounted present value of expected future cash flows. Interest recognized on impaired loans (during the portion of this quarter that they were impaired) is not considered material.

CAPITAL RESOURCES

     Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At March 31, 1997, total risk-based capital was 14.16%, compared to 13.88% at December 31, 1996. Accordingly, the Tier 1 capital ratio also increased from 8.59% at December 31, 1996, to 8.67% at March 31, 1997. Total stockholders' equity to total assets at March 31, 1997 increased to 9.83% from 9.56% at December 31, 1996.

LIQUIDITY

     Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Cash flows provided by operating and investing activities, offset by those used by financing activities, resulted in a net decrease in cash and cash equivalents of $2,089,000 from December 31, 1996 to March 31, 1997. This usage was due largely to a net decrease in short-term borrowings, as well as a net increase in loans; offset by a decrease in investments (maturities and sales greater than purchases). For more detailed cash flow information, see PNB's Consolidated Statement of Cash Flows.

IMPACT OF NEW ACCOUNTING STANDARDS

     In February 1997, FASB Statement No. 128, "Earnings Per Share" (FAS
128), was issued. FAS 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. FAS 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. Diluted EPS is a computed similarity to fully diluted EPS under APB 15.

     FAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior-period EPS data presented shall be restated to conform with FAS
128. PNB does not expect adoption of FAS 128 to have a significant impact on its financial statements.

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