Form 10-Q
period 1997-06-30
PRINCETON NATIONAL BANCORP INC
filed 1997-08-14
CIK 707855

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997
                         Commission File No. 0-20050


                      PRINCETON NATIONAL BANCORP, INC.
           (Exact name of registrant as specified in its charter)

               Delaware                         36-32110283
     (State or other jurisdiction    (I.R.S. Employer Identification No.)
   of incorporation or organization)

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

                       Yes        X        No
                                 ____           ____

             As of August 12, 1997, the registrant had outstanding 2,725,708 shares of its $5 par value common stock.















                             Page 1 of 15 pages

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



                         Part II:  OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of Princeton National
   Bancorp, Inc. was held on April 8, 1997, for the purpose of electing three directors each to serve for a term of three years and approving an amendment to the Amended and Restated Certificate of Incorporation of Princeton National Bancorp, Inc. to increase the number of authorized shares of common stock from 4,000,000 to 7,000,000. Proxies for the meeting were solicited by Management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to Management's solicitation.

        All three of Management's nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

                                SHARES
                                VOTED        SHARES       BROKER
                                "FOR"      "WITHHELD"    NON-VOTES
                               -------     ----------    ---------

    John Ernat                1,984,287      6,250          0

    Tony J. Sorcic            1,983,823      6,714          0
    Thomas M. Longman         1,982,487      8,050          0


        The results of the vote in the amendment to the Amended and Restated Certificate of Incorporation were as follows (the amendment was approved):

                                                                 BROKER
                               FOR        AGAINST    ABSTAIN   NON-VOTES
                            ---------     -------    -------   ---------

    Amendment to            1,954,454     31,043      5,040        0
    Amended and
    Restated Certificate
    of Incorporation


   Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits:
             27 - Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.


                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PRINCETON NATIONAL BANCORP, INC.


   Date:  August 12, 1997             By   /s/ Tony J. Sorcic
                                           -----------------------------
                                           Tony J. Sorcic
                                           President & Chief Executive
                                             Officer


   Date:  August 12, 1997             By   /s/ Todd D. Fanning
                                           -----------------------------
                                           Todd D. Fanning
                                           Chief Financial Officer

                                                                                                               Schedule 1

                                         PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                                                   CONSOLIDATED BALANCE SHEETS
                                                         (in thousands)

                                                                                       June 30, 1997    December 31, 1996
                                                                                       -------------    -----------------
                                                                                        (unaudited)
     ASSETS
     Cash and due from banks                                                               $22,078              $18,033
     Federal funds sold                                                                      4,000                3,100
     Loans held for sale                                                                     2,358                2,849
     Investment securities:
         Available-for-sale, at fair value                                                  98,637              105,893
         Held-to-maturity (fair value of $11,458 and $11,135
             at June 30, 1997 and December 31, 1996, respectively)                          11,401               11,135
                                                                                          --------             --------
             Total investment securities                                                   110,038              117,028
                                                                                          --------             --------
     Loans:
         Gross loans                                                                       269,181              258,118
         Less: Unearned interest                                                              (159)                (187)
             Allowance for possible loan losses                                             (1,778)              (1,630)
                                                                                          --------             --------
                 Net loans                                                                 267,244              256,301
                                                                                          --------             --------
     Premises and equipment                                                                  8,971                9,147
     Interest receivable                                                                     4,950                5,725
     Goodwill and intangible assets, net of accumulated
         amortization                                                                        5,464                5,541
     Other assets                                                                            3,302                2,683
                                                                                          --------             --------
             TOTAL ASSETS                                                                 $428,405             $420,407
                                                                                          ========             ========
     LIABILITIES
     Deposits:
         Demand                                                                            $37,815              $41,258
         Interest-bearing demand                                                            84,977               78,883
         Savings                                                                            55,541               55,077
         Time                                                                              188,776              183,483
                                                                                          --------             --------
             Total deposits                                                                367,109              358,701
                                                                                          --------             --------
     Short-term borrowings:
         Customer repurchase agreements                                                      7,396               11,597
         Interest-bearing demand notes issued to the U.S. Treasury                           2,888                1,940
         F.H.L.B. Borrowings                                                                   750                    0
                                                                                          --------             --------
             Total short-term borrowings                                                    11,034               13,537
                                                                                          --------             --------
     Long-term borrowings                                                                    4,200                4,350
     Other liabilities                                                                       4,197                3,622
                                                                                          --------             --------
             TOTAL LIABILITIES                                                             386,540              380,210
                                                                                          --------             --------










     STOCKHOLDERS' EQUITY
     Common stock:  $5 par value, 4,000,000 shares authorized;
         2,759,945 issued at June 30, 1997 and December 31, 1996                            13,800               13,800
     Surplus                                                                                 6,067                6,067
     Retained earnings                                                                      21,879               20,250
     Unrealized gain on investment securities
         available-for-sale, net of tax effect                                                 307                  300
     Less: Cost of 34,237 treasury shares at June 30, 1997 and
         35,979 treasury shares at December 31, 1996                                          (188)                (220)
                                                                                          --------             --------
     TOTAL STOCKHOLDERS' EQUITY                                                             41,865               40,197
                                                                                          --------             --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $428,405             $420,407
                                                                                          ========             ========


                                    See accompanying note to consolidated financial statements

                                                                                                               Schedule 2
                                         PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF INCOME

                                                                          For the Three Months        For the Six Months
                                                                              Ended June 30             Ended June 30
                                                                          --------------------        ------------------
                                                                            1997         1996         1997          1996
                                                                          --------     --------     --------      --------
      INTEREST INCOME:
         Interest and fees on loans                                           6,002       5,488        11,709       10,748
         Interest and dividends on investment securities                      1,647       1,656         3,281        3,377
         Interest on federal funds sold                                          34          33            84           77
         Interest on interest-bearing time deposits in
            other banks                                                           0          13             0           23
                                                                             ------      ------        ------       ------
            Total interest income                                             7,683       7,190        15,074       14,225
      INTEREST EXPENSE:
         Interest on deposits                                                 3,534       3,358         6,932        6,738
         Interest on short-term borrowings                                       98          80           192          173
         Interest on long-term borrowings                                        90         100           180          199
                                                                             ------      ------        ------       ------
            Total interest expense                                            3,722       3,538         7,304        7,110
                                                                             ------      ------        ------       ------
      NET INTEREST INCOME                                                     3,961       3,652         7,770        7,115
      Provision for possible loan losses                                        207           0           312            0
                                                                             ------      ------        ------       ------
      Net interest income after provision
         for possible loan losses                                             3,754       3,652         7,458        7,115
      NON-INTEREST INCOME:
         Trust & farm management fees                                           246         244           555          496
         Service charges on deposit accounts                                    333         282           653          545
         Other service charges                                                  108         116           210          211
         Securities transactions, net                                            71          (9)           68          (26)
         Loan servicing fees and other charges                                   40          51            70          123
         Other operating income                                                  40          51           123           77
                                                                             ------      ------        ------       ------
            Total non-interest income                                           838         735         1,679        1,426
      NON-INTEREST EXPENSES:
         Salaries and employee benefits                                       1,653       1,590         3,319        3,160
         Occupancy                                                              238         218           487          458
         Equipment expense                                                      230         207           455          411
         FDIC/OCC assessments                                                    45          63            54          123
         Goodwill and intangible assets amortization                            116          86           234          139
         Data processing                                                        165         144           332          279
         Trust customer charges                                                   7         240            17          243
         Other operating expense                                                651         689         1,299        1,335
                                                                             ------      ------        ------       ------
            Total non-interest expense                                        3,105       3,237         6,197        6,148
                                                                             ------      ------        ------       ------
      INCOME BEFORE INCOME TAXES                                              1,487       1,150         2,940        2,393
      Income tax expense                                                        390         275           766          583
                                                                             ------      ------        ------       ------
      NET INCOME                                                              1,097         875         2,174        1,810
                                                                             ======      ======        ======       ======
      NET INCOME PER SHARE:                                                    0.40        0.32          0.80         0.67
      Weighted average shares outstanding                                 2,724,609   2,720,175     2,724,293    2,719,271
      Dividends per share                                                      0.10        0.09          0.20         0.18

                                    See accompanying note to consolidated financial statements

                                       6

                                                                   Schedule 3

                PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                                      For the Six Months
                                                        Ended June 30

                                             1997                  1996
                                           --------              --------
                                                   (in thousands)

       Balance, January 1                   $40,197               $37,646

          Net income                          2,174                 1,810
          Cash dividends                       (545)                 (489)

          Change in unrealized gain (loss)
             on investment securities
             available-for-sale,
             net of tax effect                    7                  (531)
          Sale of treasury stock                 32                    53
                                            -------               -------

       Balance, June 30                     $41,865               $38,489
                                            =======               =======


           See accompanying note to consolidated financial statements

                                                                                                   Schedule 4
                                        PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)

                                                                                For the Three Months For the Six Months
                                                                                   Ended June 30        Ended June 30
                                                                                   1997       1996     1997      1996
        (in thousands)                                                           --------   -------- --------  --------
     OPERATING ACTIVITIES:
        Net income                                                               $1,097      $875      $2,174    $1,810
        Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                226       232         452       459
        Provision for possible loan losses                                          207         0         312         0
        Amortization of goodwill and other intangible assets                        116        58         234       139
        Amortization of premiums (discounts) on investment securities,
          net of accretion                                                           18       109          58       212
        (Gain) loss on sales of securities, net                                     (71)        9         (68)       26
        Loss on sales of other real estate                                            1         5           1         5
        Loans originated for sale                                                (1,597)   (2,572)     (2,265)   (6,413)
        Proceeds from sales of loans originated for sale                          1,834     1,297       2,756     3,701
        Increase (decrease) in accrued interest payable                              95       (51)        128        58
        (Increase) decrease in accrued interest receivable                         (106)     (628)        775       366
        Increase in other assets                                                   (904)     (497)       (958)     (554)
        Increase in other liabilities                                                86       582         444       746
                                                                                 ------    ------      ------    ------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        1,002      (581)      4,043       555
                                                                                 ------    ------      ------    ------
     INVESTING ACTIVITIES:
        Proceeds from sales of investment securities available-for-sale           3,247       249       3,488       339
        Proceeds from maturities of investment securities available-for-sale     10,927    17,210      23,651    34,080
        Purchase of investment securities available-for-sale                    (10,532)  (25,131)    (19,811)  (37,078)
        Proceeds from maturities of investment securities held-to-maturity           85       140         575     1,070
        Purchase of investment securities held-to-maturity                         (623)     (147)       (893)     (821)
        Proceeds from sales of other real estate owned                              126        11         181        11
        Net increase in loans                                                    (9,823)  (10,250)    (11,255)  (11,526)
        Purchases of premises and equipment                                        (138)     (524)       (276)     (668)
        Payment for acquisition, net of cash and cash equivalents acquired            0    (2,947)          0    (2,947)
                                                                                 ------    ------     -------   -------
          NET CASH USED FOR INVESTING ACTIVITIES                                 (6,731)  (21,389)    (4,340)   (17,540)
                                                                                 ------   -------     -------   --------
     FINANCING ACTIVITIES:
        Net increase in deposits                                                  9,553    22,229      8,408     13,555
        Net increase (decrease) in short-term borrowings                          3,462       136     (2,503)    (2,834)
        Proceeds from long-term borrowings                                            0     1,000          0      1,000
        Payments for long-term borrowings                                             0      (150)      (150)      (300)
        Dividends paid                                                             (273)     (245)      (545)      (489)
        Sale of treasury stock                                                       21        23         32         53
                                                                                 -------  -------    -------    -------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                              12,763    22,993      5,242     10,985
                                                                                 -------  -------    -------    -------
     INCREASE IN CASH AND CASH EQUIVALENTS                                        7,034     1,023      4,945     (6,000)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER AND YEAR                  19,044    17,411     21,133     24,434
                                                                                 -------  -------     ------    -------
     CASH AND CASH EQUIVALENTS AT JUNE 30                                        26,078    18,434     26,078     18,434
                                                                                 =======  =======     ======    =======







     Supplemental disclosures of cash flow information:
          Cash paid during the period for:
            Interest                                                                    $3,646   $3,564   $7,176     $7,006
            Income taxes                                                                  $784     $557     $934       $557
     Supplemental disclosures of non-cash flow activities:
          Amounts transferred to other real estate owned                                    $0       $0     $108         $0


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

                                                               Schedule 6


              PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                June 30, 1997
                                 (UNAUDITED)

        The following discussion provides information about Princeton National Bancorp, Inc.'s (PNB) financial condition and results of operations for the quarter ending June 30, 1997. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto.

   RESULTS OF OPERATIONS
   ---------------------

        Net income for the second quarter of 1997 was $1,097,000, or $0.40 per share, an increase from the second quarter of 1996 of $222,000 (or 25.4%), which represents an increase of $0.08 per share (or 25.0%). For the first six months of 1997, net income was $2,174,000 (or $0.80 per share), compared to $1,810,000 (or $0.67 per share) in the first six months of 1996. Annualized return on average assets and return on average equity were 1.06% and 10.77%, respectively, for the second quarter of 1997, compared with 0.88% and 9.22% for the second quarter of 1996. For the six-month periods, the annualized returns on average assets and average equity were 1.06% and 10.79%, respectively, for 1997, compared to 0.91% and 9.56% in 1996.

        As a result of the continued increase in the average balance of loans outstanding, the change in the net interest margin was again the most significant reason for the increase in net income. Net interest income before any provision for loan losses was $3,961,000 for the second quarter of 1997, compared to $3,652,000 for the second quarter of 1996 (an increase of $309,000 or 8.5%). Additionally, for the six-month periods, net interest income before any provision for loan losses was $7,770,000 for 1997, as compared to $7,115,000 for 1996, representing an increase of $655,000 (or 9.2%). As of June 30, 1997, total loans represented 63.4% of total assets compared with 62.0% as of June 30, 1996.

        Non-interest income increased by $103,000 (or 14.0%) during the second quarter of 1997 as compared to the second quarter of 1996. For the first six months of 1997, non-interest income has increased to $1,679,000 from $1,426,000 in the first six months of 1996 (an increase of $253,000 or 17.7%). The majority of the overall increase can be seen in two categories: service charges on deposit accounts and trust and farm management fees ($108,000 or 19.8% and $59,000 or 11.9%, respectively). Additionally, PNB incurred net losses of $26,000 from securities transactions in the first six months of 1996, while recording net gains of $68,000 in the first six months of 1997 (an improvement to non-interest income of $94,000).

        Non-interest expenses for the second quarter of 1997 amounted to $3,105,000, a decrease of $132,000 (4.1%) from the second quarter of 1996. This decrease is due to a decline in trust customer expenses of $233,000 (or 97.1%). Year-to-date non-interest expenses compare favorably in 1997 to the same time period in 1996, increasing only $49,000 (0.8%). The decline in trust customer charges, as well as a decrease in FDIC/OCC assessments (due to lower premium rates) and other operating expenses, has helped offset increases in salaries and employee benefits and data processing expenses. The latter having increased due to the Sandwich branch acquisition completed in June, 1996. Therefore, these categories would not have been influenced in the first six months of 1996.

   ANALYSIS OF FINANCIAL CONDITION
   -------------------------------

        Total assets at June 30, 1997 increased to $428,405,000 from $420,407,000 at December 31, 1996 ($8.0 million or 1.9%). This increase is attributable mainly to local governmental taxing bodies having large balances on deposit with the bank at June 30 due to real estate tax collections during the latter part of June. This increase is reflected in the interest-bearing demand category of deposits as it increased from $78.9 million on December 31, 1996 to $85.0 million on June 30, 1997 ($6.1 million or 7.7%). Time deposits and savings deposits also increased over the same time frame ($5.3 million and $0.5 million, respectively) offsetting a decrease in demand deposits of $3.4 million. Additionally, customer repurchase agreements have decreased in the first six months by $4.2 million or 36.2%.

        Loan demand has been very strong during the first six months of 1997. Loan balances, net of unearned interest, increased to $271,380,000 at June 30, 1997, compared to $260,780,000 at December
   31, 1996 (an increase of $10.6 million or 4.1%). Non-performing loans totaled $1,281,000 or 0.47% of net loans at June 30, 1997, as compared to $1,157,000 or 0.45% of net loans at December 31, 1996. As a result of the continued strong loan demand, total investment securities decreased from $117.0 million at December 31, 1996 to $110.0 million at June 30, 1997.

        During the first six months of 1997, PNB charged off $449,000 of loans and had recoveries of $285,000. This compares to charge-offs of $639,000 and recoveries of $570,000 during the first six months of 1996. The allowance for possible loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's best judgement, deserve evaluation. The adequacy of the allowance is monitored monthly. During the first six months of 1997, PNB recorded a loan loss expense of $312,000. This is a result of the higher charge-offs and net losses that were incurred in 1996, particularly in the installment loan category. While management has strengthened underwriting practices in this area, management also expects to continue to increase the balance in the allowance for possible loan losses. At June 30, 1997, the balance in the allowance was $1,778,000 which is 0.66% of total loans, compared with $1,630,000 or 0.63% of total loans at December 31, 1996.

        At June 30, 1997, the recorded balance in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $723,000, all of which related to impaired loans which do not require a related allowance for possible loan losses as the carrying value of the loans exceeds the discounted present value of expected future cash flows. Interest recognized on impaired loans (during the portion of this quarter that they were impaired) is not considered material.

   CAPITAL RESOURCES
   -----------------

        Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At June 30, 1997, total risk-based capital was 14.73%, compared to 13.88% at December 31, 1996. Accordingly, the Tier 1 capital ratio also increased from 8.59% at December 31, 1996, to 8.87% at June 30, 1997. Total stockholders' equity to total assets at June 30, 1997 increased to 9.77% from 9.56% at December 31, 1996.

   LIQUIDITY
   ---------

        Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Cash flows provided by operating and financing activities, offset by those used by investing activities, resulted in a net increase in cash and cash equivalents of $4,945,000 from December 31, 1996 to June 30, 1997. This provision was due largely to a net increase in deposits and a decrease in investments (maturities and sales greater than purchases), offset by a net increase in loans. For more detailed cash flow information, see PNB's Consolidated Statement of Cash Flows.

   IMPACT OF NEW ACCOUNTING STANDARDS
   ----------------------------------

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