Form 10-Q
period 1997-09-30
PRINCETON NATIONAL BANCORP INC
filed 1997-11-14
CIK 707855

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997


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

                       Yes  _X_  No  ___

             As of November 10, 1997, the registrant had outstanding 2,681,290 shares of its $5 par value common stock.

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

        (a)  Exhibits:

             3.1 - Amended and Restated Certificate of Incorporation of
                   Princeton National Bancorp, Inc., filed with the Delaware Secretary of State on March 12, 1992, as amended by Certificate of Amendment of Amended and Restated Certificate of Incorporation of Princeton National Bancorp, Inc., filed with the Delaware Secretary of State on August 1, 1997

             27  - Financial Data Schedule

        (b)  Reports on Form 8-K:

             On July 31, 1997, the registrant filed a report on Form 8-K relating to the issuance of a press release by the registrant announcing its adoption of a stock repurchase program.

                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PRINCETON NATIONAL BANCORP, INC.


   Date:  November 14, 1997      By   /s/ Tony J. Sorcic
                                      ---------------------------
                                      Tony J. Sorcic
                                      President


   Date:  November 14, 1997      By   /s/ Todd D. Fanning
                                      ---------------------------
                                      Todd D. Fanning
                                      Chief Financial Officer

               PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY Schedule 1
                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                                               September 30            December 31,
                                                                                   1997                   1996
                                                                               ------------            ------------
                                                                               (Unaudited)
     ASSETS
     Cash and due from banks                                                      $13,937                 $18,033
     Short-term funds                                                              16,002                   3,100
     Loans held for sale                                                            2,693                   2,849
     Investment securities:
          Available-for-sale, at fair value                                        97,151                 105,893
          Held-to-maturity (fair value of $13,068 and $11,135 at
            September 30, 1997 and December 31, 1996, respectively)                12,924                  11,135
                                                                                 --------                --------
            Total investment securities                                           110,075                 117,028
                                                                                 --------                --------
     Loans:
          Gross loans                                                             275,485                 258,118
          Less:  Unearned interest                                                   (140)                   (187)
                 Allowance for possible loan losses                                (1,844)                 (1,630)
                                                                                 --------                --------
            Net loans                                                             273,501                 256,301
                                                                                 --------                --------
     Premises and equipment                                                         8,837                   9,147
     Interest receivable                                                            6,052                   5,725
     Goodwill and intangible assets, net of accumulated amortization                5,368                   5,541
     Other assets                                                                   2,770                   2,683
                                                                                 --------                --------
            TOTAL ASSETS                                                         $439,235                $420,407
                                                                                 ========                ========
     LIABILITIES
     Deposits:
          Demand                                                                 $ 34,498                $ 41,258
          Interest-bearing demand                                                  88,408                  78,883
          Savings                                                                  52,973                  55,077
          Time                                                                    201,876                 183,483
                                                                                ---------                --------
            Total deposits                                                        377,755                 358,701
                                                                                ---------                --------
     Short-term borrowings:
          Customer repurchase agreements                                            7,690                  11,597
          Interest-bearing demand notes issued to the U.S. Treasury                 2,867                   1,940
          F.H.L.B. Borrowings                                                       1,190                       0
                                                                                ---------                --------
            Total short-term borrowings                                            11,747                  13,537
                                                                                ---------                --------
     Long-term borrowings                                                           3,900                   4,350
     Other liabilities                                                              3,936                   3,622
                                                                                ---------                --------
            TOTAL LIABILITIES                                                     397,338                 380,210
                                                                                ---------                --------
     STOCKHOLDERS' EQUITY
     Common stock:  $5 par value, 7,000,000 shares authorized and
          2,759,945 issued at September 30, 1997; 4,000,000 shares
          authorized and 2,759,945 issued at December 31, 1996                        13,800                  13,800
     Surplus                                                                        6,067                   6,067
     Retained earnings                                                             22,661                  20,250
     Unrealized gain on investment securities available-for-sale,
          net of tax effect                                                           502                     300
     Less:  Cost of 78,655 treasury shares at September 30, 1997
          and 35,979 treasury shares at December 31, 1996                          (1,133)                   (220)
                                                                                ---------                --------
            TOTAL STOCKHOLDERS' EQUITY                                             41,897                  40,197
                                                                                ---------                --------
            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                                               $439,235                $420,407
                                                                                =========                ========

                See accompanying note to consolidated financial statements

               PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY Schedule 2
                          CONSOLIDATED STATEMENTS OF INCOME

                                                                For the Three Months         For the Nine Months
                 (Unaudited)                                     Ended September 30           Ended September 30
     (In thousands, except share data)                            1997         1996            1997        1996
                                                                --------     --------        --------    --------
     INTEREST INCOME:
         Interest and fees on loans                            $    6,290   $    5,643      $   17,999   $   16,390
         Interest and dividends on investment securities            1,631        1,741           4,912        5,118
         Interest on federal funds sold                                43            6             127           84
         Interest on interest-bearing time deposits in
            other banks                                                 0            0               0           23
                                                                  -------      -------         -------      -------
         Total interest income                                      7,964        7,390          23,038       21,615
     Interest expense:
         Interest on deposits                                       3,784        3,535          10,716       10,273
         Interest on short-term borrowings                            129          102             321          275
         Interest on long-term borrowings                              88          114             268          313
                                                                  -------      -------         -------      -------
            Total interest expense                                  4,001        3,751          11,305       10,861
                                                                  -------      -------         -------      -------

     Net interest income                                            3,963        3,639          11,733       10,754
     Provision for possible loan losses                               173            0             485            0
                                                                  -------      -------         -------      -------
     Net interest income after provision
         for possible loan losses                                   3,790        3,639          11,248       10,754
     Non-interest income:
         Trust & farm management fees                                 250          215             805          711
         Service charges on deposit accounts                          364          311           1,017          855
         Other service charges                                        122          108             332          319
         Securities transactions, net                                  26           (1)             94          (27)
         Loan servicing fees and other charges                         52           35             122          158
         Other operating income                                        45           32             168           90
                                                                  -------      -------         -------      -------
            Total non-interest income                                 859          700           2,538        2,106

     Non-interest expense:
         Salaries and employee benefits                             1,706        1,646           5,025        4,806
         Occupancy                                                    245          252             732          710
         Equipment expense                                            208          221             663          632
         FDIC/OCC assessments                                          45          390              99          513
         Goodwill and intangible assets amortization                  114          118             348          257
         Data processing                                              176          151             508          430
         Trust customer charges                                        10          119              27          362
         Other operating expense                                      681          683           1,980        1,999
                                                                  -------      -------         -------      -------
            Total non-interest expense                              3,185        3,580           9,382        9,709
                                                                  -------      -------         -------      -------
     Income before income taxes                                     1,464          759           4,404        3,151
     Income tax expense                                               382          135           1,148          718
                                                                  -------      -------         -------      -------
     Net income                                                $    1,082   $      624      $    3,256   $    2,433
                                                                  =======      =======         =======      =======
     Net income per share:                                           0.40         0.23            1.20         0.89
     Weighted average shares outstanding                        2,709,790    2,721,417       2,719,406    2,719,991
     Dividends per share                                             0.11         0.10            0.31         0.28

                 See accompanying note to consolidated financial statements

               PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY Schedule 3
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      (Unaudited)

                                             For the Nine Months
                                              Ended September 30

                                           1997                  1996
                                           ----                  ----
                                                (in thousands)
   Balance, January 1                     $40,197               $37,646
     Net income                             3,256                 2,433
     Cash dividends                          (845)                 (761)
     Change in unrealized gain (loss)
       on investment securities
       available-for-sale,
       net of tax effect                      202                  (247)
     Purchases of treasury stock             (959)                    0
   Sales of treasury stock                     46                    65
                                          -------               -------
   Balance, September 30                  $41,897               $39,136
                                          =======               =======

         See accompanying note to consolidated financial statements



               PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY Schedule 4
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                        For the Three Months   For the Nine Months
                                                                         Ended September 30     Ended September 30
     (in thousands)                                                        1997       1996       1997        1996
                                                                          ------     ------     ------      ------
     Operating activities:
         Net income                                                        $1,082      $624      $3,256      $2,433
         Adjustments to reconcile net income to
           net cash provided by operating activities:
            Depreciation                                                      213       222         665         681
            Provision for possible loan losses                                173         0         485           0
            Amortization of goodwill and other intangible assets              114       118         348         257
            Amortization of premiums (discounts) on
               investment securities, net of accretion                          9        78          67         290
            (Gain) loss on sales of securities, net                           (26)        1         (94)         27
            Loss on sales of other real estate                                  0         0           1           5
            Loans originated for sale                                      (3,016)     (939)     (5,281)     (7,352)
            Proceeds from sales of loans originated for sale                2,681     1,107       5,437       4,808
            Increase (decrease) in accrued interest payable                   181       (47)        309           9
            Increase in accrued interest receivable                        (1,102)   (1,136)       (327)       (770)
            Decrease (increase) in other assets                               514      (149)       (444)       (700)
            (Decrease) increase in other liabilities                         (543)     (191)        (99)        555
                                                                           ------    ------      ------      ------
               NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               280      (312)      4,323         243
                                                                           ------    ------      ------      ------
     INVESTING ACTIVITIES:
         Proceeds from sales of investment securities
           available-for-sale                                               3,026     1,384       6,514       1,723
         Proceeds from maturities of investment securities
           available-for-sale                                              11,643    21,296      35,294      55,376
         Purchase of investment securities available-for-sale             (12,868)  (10,400)    (32,679)    (47,478)
         Proceeds from maturities of investment securities
           held-to-maturity                                                    40       643         615       1,713
         Purchase of investment securities held-to-maturity                (1,565)   (1,046)     (2,458)     (1,867)
         Proceeds from sales of other real estate owned                         0         0         181          11
         Net increase in loans                                             (6,430)  (11,710)    (17,685)    (23,236)
         Purchases of premises and equipment                                  (79)     (182)       (355)       (850)
         Payment for acquisition, net of cash and cash
           equivalents acquired                                                 0         0           0      (2,947)
                                                                           ------    ------      ------      ------
               NET CASH USED FOR INVESTING ACTIVITIES                      (6,233)      (15)    (10,573)    (17,555)
                                                                           ------    ------      ------      ------
     FINANCING ACTIVITIES:
         Net increase in deposits                                          10,646       792      19,054      14,347
         Net increase (decrease) in short-term borrowings                     713     1,402      (1,790)     (1,432)
         Proceeds from long-term borrowings                                     0         0           0       1,000
         Payments for long-term borrowings                                   (300)     (150)       (450)       (450)
         Dividends paid                                                      (300)     (272)       (845)       (761)
         Purchase of treasury stock                                          (959)        0        (959)          0
         Sale of treasury stock                                                14        12          46          65
                                                                           ------    ------      ------      ------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                    9,814     1,784      15,056      12,769
                                                                           ------    ------      ------      ------
     Increase (decrease) in cash and cash equivalents                       3,861     1,457       8,806      (4,543)
     Cash and cash equivalents at beginning of quarter and year            26,078    18,434      21,133      24,434
                                                                           ------    ------      ------      ------
     Cash and cash equivalents at September 30                             29,939    19,891      29,939      19,891
                                                                           ======    ======     =======     =======
     Supplemental disclosures of cash flow information:
            Cash paid during the period for:
              Interest                                                     $3,730    $3,787     $10,906     $10,793
              Income taxes                                                   $433      $387      $1,367        $944
     Supplemental disclosures of non-cash flow activities:
            Amounts transferred to other real estate owned                     $0      $168        $108        $168

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

                                                               Schedule 6

               PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             September 30, 1997
                                 (unaudited)

        The following discussion provides information about Princeton National Bancorp, Inc.'s (PNB) financial condition and results of operations for the quarter and nine-month period ending September 30, 1997. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto.

   RESULTS OF OPERATIONS
   ---------------------

        Net income for the third quarter of 1997 was $1,082,000, or $0.40 per share, an increase from the third quarter of 1996 of $458,000 (or 73.4%), which represents an increase of $0.17 per share (or 73.9%). Net income in third quarter of 1996 was negatively impacted by $218,000 (after-tax) by the SAIF-FICO bill mandating a special one-time payment to the FDIC to bring the SAIF fund up to its required reserve ratio. For the first nine months of 1997, net income was $3,256,000 (or $1.20 per share), compared to $2,433,000 (or $0.89 per share) in the first nine months of 1996. Annualized return on average assets and return on average equity were 1.01% and 10.36%, respectively, for the third quarter of 1997, compared with 0.60% and 6.43% for the third quarter of 1996. For the nine-month periods, the annualized returns on average assets and average equity were 1.03% and 10.59%, respectively, for 1997, compared to 0.81% and 8.55% in 1996.

        Along with the continued increase in the average balance of loans outstanding, was a significant increase in short-term funds (Federal Funds Sold and other interest-bearing overnight balances). This caused the change in the net interest margin to again be the most significant reason for the increase in net income. Net interest income before any provision for loan losses was $3,963,000 for the third quarter of 1997, compared to $3,639,000 for the third quarter of
   1996 (an increase of $324,000 or 8.9%).   Additionally, for the nine-
   month periods, net interest income before any provision for loan losses was $11,733,000 for 1997, as compared to $10,754,000 for 1996, representing an increase of $979,000 (or 9.1%). As of September 30, 1997, total loans represented 63.3% of total assets compared with 62.0% as of December 31, 1996.

        Non-interest income increased by $159,000 (or 22.7%) during the third quarter of 1997 as compared to the third quarter of 1996. For the first nine months of 1997, non-interest income has increased to $2,538,000 from $2,106,000 in the first nine months of 1996 (an increase of $432,000 or 20.5%). The majority of the overall increase can be seen in two categories: service charges on deposit accounts and trust and farm management fees ($162,000 or 19.0% and $94,000 or 13.2%, respectively), both due to an increase in the number of accounts. Additionally, PNB incurred net losses of $27,000 from securities trans-actions in the first nine months of 1996, while recording net gains of $94,000 in the first nine months of 1997 (an improvement to non-interest income of $121,000).

        Non-interest expense for the third quarter of 1997 amounted to $3,185,000, a decrease of $395,000 (11.0%) from the third quarter of 1996. This decrease is due to the aforementioned special payment to the FDIC of $336,000 (pre-tax) in 1996. Year-to-date non-interest expenses have also decreased in 1997: from $9,709,000 as of September 30, 1996 to $9,382,000 as of September 30, 1997 (decrease of $327,000 or 3.3%).
    A decline in trust customer charges, as well the decrease in FDIC/OCC assessments (due to lower premium rates and the one-time payment) has helped offset increases in salaries and employee benefits and data processing expenses. The latter having increased due to the Sandwich branch acquisition completed in June, 1996. Therefore, these categories would not have been influenced in the first six months of 1996.

   ANALYSIS OF FINANCIAL CONDITION
   -------------------------------

        Total assets at September 30, 1997 increased to $439,235,000 from $420,407,000 at December 31, 1996 ($18.8 million or 4.5%). This increase is attributable mainly to deposit growth, particularly in time deposits. During the third quarter of 1997, the subsidiary bank had a CD promotion which has helped time deposits grow from $183,483,000 on December 31, 1996 to $201,876,000 on September 30,
   1997 ($18.4 million increase or 10.0%). Interest-bearing demand deposits have also increased, from $78.9 million on December 31, 1996 to $88.4 million on September 30, 1997 ($9.5 million or 12.1%). These increases helped offset decreases in demand deposits ($6.7 million or 16.4%) and savings deposits ($2.1 million or 3.8%). Additionally, customer repurchase agreements have decreased in the first nine months by $3.9 million or 33.7%.

        Loan demand continues to be very strong during the first nine months of 1997. Loan balances (including those held for sale), net of unearned interest, increased to $278,038,000 at September 30, 1997, compared to $260,780,000 at December 31, 1996 (an increase of $17.3 million or 6.6%). Non-performing loans totaled $1,171,000 or 0.42%
   of net loans at September 30, 1997, as compared to $1,157,000 or 0.44% of net loans at December 31, 1996. As a result of the continued strong loan demand, total investment securities decreased from $117.0 million at December 31, 1996 to $110.0 million at September 30, 1997.

        During the first nine months of 1997, PNB charged off $763,000 of loans and had recoveries of $493,000. This compares to charge-offs of $1,032,000 and recoveries of $737,000 during the first nine months of 1996. The allowance for possible loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's best judgement, deserve evaluation. The adequacy of the allowance is monitored monthly. During the first nine months of 1997, PNB recorded a provision for loan loss expense of $485,000. Throughout 1997, provisions have been made to strengthen the allowance for possible loan losses with the balance increasing in excess of $200,000. The allowance is bring increased to keep pace with loan growth and in preparation of future needs. At September 30, 1997, the balance in the allowance was $1,884,000 which is 0.66% of total loans, compared with $1,630,000 or 0.63% of total loans at December 31, 1996.

        At September 30, 1997, the recorded balance in loans for which impairment has been recognized in accordance with FASB Statement No.
   114 totaled $577,000, compared to $571,000 at September 30, 1996. All of which related to impaired loans which do not require a related allowance for possible loan losses as the carrying value of the loans exceeds the discounted present value of expected future cash flows. Interest recognized on impaired loans (during the portion of this quarter that they were impaired) is not considered material.

   CAPITAL RESOURCES
   -----------------

        Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At September 30, 1997, total risk-based capital was 14.01%, compared to 13.88% at December 31, 1996. However, the
   Tier 1 capital ratio decreased from 8.59% at December 31, 1996, to 8.52% at September 30, 1997. Additionally, total stockholders' equity to total assets at September 30, 1997 decreased to 9.54% from 9.56% at December 31, 1996. This is due to the Corporation's plan (announced in July) to repurchase 3% of its own stock and during the third quarter of 1997, PNB repurchased $959,000 (or 45,000 shares).

   LIQUIDITY
   ---------

        Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Cash flows provided by operating and financing activities, offset by those used by investing activities, resulted in a net increase in cash and cash equivalents of $8,806,000 from December 31, 1996 to September 30, 1997. This was due largely to a net increase in deposits and a decrease in investments (maturities and sales greater than purchases), offset by a net increase in loans. For more detailed cash flow information, see PNB's Consolidated Statement of Cash Flows.

   IMPACT OF NEW ACCOUNTING STANDARDS
   ----------------------------------

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129. "Disclosure of

   Information about Capital Structure" (FAS 129). FAS 129 provides required disclosures for the capital structure of both public and nonpublic com-panies and is effective for financial statements for periods ending after December 15, 1997. The required disclosures had been included in a number of separate statements and opinions. As such, the issuance of FAS 129 is not expected to require significant revision of prior disclosures.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for reporting and the presenta-tion of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 is effective for both interim and annual periods beginning after December 15, 1997 and is not expected to have a material impact on the Company.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for financial periods beginning after December 15, 1997 and is not expected to have a material impact on the Company.

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