Form 10-K
period 1997-12-31
PRINCETON NATIONAL BANCORP INC
filed 1998-03-27
CIK 707855

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997


                        Commission File Number 0-20050

                       PRINCETON NATIONAL BANCORP, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                            36-32110283
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)

       606 South Main Street
        Princeton, Illinois                        61356-2080
   (Address of principal executive                 (Zip Code)
              offices)

      Registrant's telephone number, including area code: (815) 875-4444

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                                                          Name of each
                                                           exchange on
Title of each class                                     which registered
-------------------                                     ----------------
                                                           The Nasdaq
   Common Stock                                           Stock Market

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        X       YES                     NO
                      ----                         ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ---

        At March 10, 1998, 2,672,542 shares of Common Stock, $5.00 Par Value, were outstanding, and the aggregate market value of the common stock (based upon the closing representative bid price of the common stock on March 10, 1998, as reported by NASDAQ) held by nonaffiliates was approximately $80,176,260.

        Determination of stock ownership by nonaffiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

        Portions of the following documents are incorporated by reference:

        Annual Report to Stockholders for the year ended December 31, 1997 -
Part II

        1998 Notice and Proxy Statement for the Annual Meeting of Stockholders April 14, 1998 - Part III

                                     PART I

ITEM 1. BUSINESS

    Princeton National Bancorp, Inc. ("PNB" or the "Corporation") is a single-bank holding company which conducts a full service commercial banking and trust business through its subsidiary bank, Citizens First National Bank ("Citizens Bank" or "the Bank"). At December 31, 1997, the Corporation had consolidated total assets of $449,660,000 and stockholders' equity of $42,668,000.

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

    PNB operates the Bank as a community bank -- with offices located for convenience with professional, highly motivated, progressive employees who know the Bank's customers and are able to provide individualized, quality service. As part of its community banking approach, PNB requires officers of the Bank to actively participate in community organizations. In addition, within certain credit and rate of return parameters, PNB attempts to ensure that the Bank meets the lending needs of the communities in which offices are located, and that the Bank invests in local and municipal securities.

    Corporate policy, strategy, and goals are established by the Board of Directors of PNB. Pursuant to PNB's holding company philosophy, operational and administrative policies for the Bank are also established at the holding company level. Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which offices are located.
In 1997, the majority of the directors of PNB also served as the directors of Citizens Bank. This assists PNB in directly implementing its policies at Citizens Bank.


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

    PNB will also consider establishing branch facilities as a means of expanding its presence into new market areas. PNB opened new branch facilities in the Peru/LaSalle/Oglesby area in 1994, in Minooka in 1994, in Hampshire in 1995, and will be constructing a new branch facility in Henry during 1998.


CITIZENS FIRST NATIONAL BANK

    Citizens Bank was organized in 1865 as a national bank under the National Bank Act. Currently in its one hundred and thirty-third year, Citizens Bank has fifteen offices in eleven different communities in north central
Illinois: Princeton, DePue, Genoa, Hampshire, Henry, Minooka, Oglesby, Peru, Plano, Sandwich and Spring Valley.

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


COMMERCIAL, REAL ESTATE AND AGRICULTURAL LENDING

    Citizens Bank's commercial loan department provides secured and unsecured loans, including real estate loans, to companies and individuals for business purposes and to governmental units within the Bank's market area. As of December 31, 1997, Citizens Bank had commercial loans of $43.6 million (15.9% of the Bank's total loan portfolio) and commercial real estate loans of $42.6 million (15.5% of the Bank's total loan portfolio). Citizens Bank does not have a concentration of commercial loans in any single industry or business.

    Citizens Bank is one of the largest agricultural lenders in the State of Illinois with all of its outstanding agricultural and agricultural real estate loans primarily related to ventures within 30 miles of branch locations. As of December 31, 1997, Citizens Bank had agricultural loans of $39.0 million and agricultural real estate loans of $30.4 million, which represent approximately 14.2% and 11.1%, respectively, of the Bank's total loan portfolio.
Agricultural loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The agricultural loan department, which has four lending officers, works closely with all agricultural customers, including companies and individual farmers, and assists in the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year. In addition, Citizens Bank works closely with governmental agencies, including the Farm Service Agency, to assist agricultural customers in obtaining credit enhancement products such as loan guaranties.

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


PERSONAL FINANCIAL SERVICES

    The principal consumer services offered by Citizens Bank are demand, savings and time deposit accounts, home mortgage loans, installment loans, credit card loans, and brokerage services.

    One of the strengths of Citizens Bank is the stability of its retail deposit base. This is due primarily to the Bank's service oriented competitive strategy and the economically diverse population of the counties encompassing the fifteen banking offices. These locations provide convenience for customers and visibility for Citizens Bank. A variety of marketing strategies are used to attract and retain stable depositors, the most important of which is the officer call program. All officers of the Bank call on customers and potential customers of the Bank to maintain and develop deposit relationships. In 1997, 3,848 calls were completed with customers and non-customers. As a direct result of those calls, 522 additional account relationships were added to the Bank's retail base.

    Marketing efforts in 1997 were highlighted by three deposit promotions, two of which were Certificate of Deposits. A 21-month certificate was offered midway through the year and generated $2.7 million in new deposits. It was followed by a 24-month certificate of deposit promotion which was highly successful generating in excess of $9.2 million in new deposits. The Certificate of Deposit promotions were followed by a product developed exclusively for the mature market and patterned after the Bank's highly successful Advantage account. Classic 50 and Classic 50 Gold combine checking accounts with many other money-saving features built around traveling. As of December 31, there were approximately 1,500 accounts in this program of which nearly 7% were brand new to the Bank. Total deposits in the Classic 50 checking program were $8.2 million as of December 31, 1997.

    Citizens Bank is active in consumer and mortgage lending with approximately $75.6 million in home mortgage loans (27.5% of the Bank's total loan portfolio) and $37.5 million in consumer installment loans (13.6% of the Bank's total loan portfolio) as of December 31, 1997. To better serve its retail customers, Citizens Bank is active in the secondary residential mortgage market. As a matter of policy, Citizens Bank does not hold long-term, fixed rate loans. However, servicing of those loans is maintained, with approximately $42,399,000 of unpaid balances being serviced as of December 31, 1997. Customers receive a higher level of quality service with this arrangement.

    Citizens Bank maintains fourteen automated teller machines. The Bank is a member of Magic Line which encompasses all of the major nationwide networks such as CIRRUS, PLUS, and STAR. To enhance customer service and convenience, Citizens Bank intends to introduce its new ATM & Check Card in the second quarter of 1998.

    Citizens Bank completed the first phase of an intensive sales training, which included team coaching, goals and measurements, and rewards and recognition. In 1997, the number of referrals increased over 200%, the number of sales increased nearly 250% , and total incentives to the employees exceeded $65,000, an increase of over 200%.

TRUST DEPARTMENT AND FARM MANAGEMENT SERVICES

    Gross revenue from Trust and Farm Management services in 1997 exceeded $1 million for the first time ever, at $1,066,886. Fees for trust services were $816,897 in 1997, compared to $735,000 in 1996. Farm Management fees were $249,989 in 1997 as compared to $199,000 in 1996. These increases represented a 14.23% overall increase in fee income for the year ended December 31, 1997.

    Total trust assets as of December 31 ,1997 exceeded $167,000,000, representing an increase of $17,000,000 (or 11.33%) over the total at December 31, 1996. The increase in fee income and assets under management resulted from a combination of new business development, increased market value fees due to higher equity values, and increases in equity investment as a percentage of total Trust assets. The Trust Department currently has 732 total accounts and has more than 17,000 acres of farm land under management.


COMPETITION

    PNB is committed to community banking and to providing quality products and services at competitive loan rates and deposit pricing in order to remain competitive in its north central Illinois market. Citizens Bank competes with both small, locally owned banks as well as regional financial institutions which have numerous offices. The Bank competes with these organizations, as well as with savings and loan associations, credit unions, mortgage companies, insurance companies and other local financial institutions, for deposits, loans and other business. The principal methods of competition include loan and deposit pricing, the types and quality of services provided, and advertising and marketing programs.


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

    For the Bank, prior approval of the Office of the Comptroller of the Currency (the "OCC") is required if dividends declared by the Bank in any
calendar year   will exceed its net profits for that year combined with its retained profits for the preceding two years. In addition, a national bank may not pay a dividend greater than its undivided profits then on hand less the amount of any losses and the amount of statutory bad debts in excess of the balance of the bank's allowance for possible credit losses. "Bad debts" are generally defined to include the principal amounts of loans which are in arrears with respect to interest by six months or more unless such loans are well secured and in the process of collection. As of December 31, 1997, national banking regulations and capital guidelines will permit the Bank to distribute approximately $3,719,000 plus any 1998 income of the Bank as dividends without prior approval from the national banking regulators. Additionally, future payments of dividends by the Bank would be dependent on individual regulatory capital requirements and levels of profitability. The ability of the Bank to pay dividends may be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy.

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

    The FRB and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such minimum levels of capital only if it were rated in the highest category under the regulatory rating systems for bank holding companies and banks. All other bank holding companies and banks are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. At December 31, 1997, PNB had a risk-based total capital ratio of 13.88% and a Tier 1 capital to risk-based assets ratio of 13.23%, which exceeds the regulatory requirements for a well-capitalized bank of 10% and 6%, respectively. Additionally, PNB had a leverage ratio of 8.78%, which also compares favorably to the regulatory requirement for a well-capitalized bank of 5%. Accordingly, PNB maintains a very strong capital position.

    The FDIC has a risk-based assessment system for the deposit insurance provided to depositors at depository institutions whereby assessments to each institution are calculated upon the probability that the insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the insurance fund. The system utilizes nine separate assessment classifications based on an entity's capital level and supervisory evaluation. Risk classifications of all insured institutions is made by the FDIC for each quarterly assessment period. During 1997, the Bank was classified as well-capitalized, affording it the lowest premium assessment. The Bank's deposits are predominantly insured through the Bank Insurance Fund (the "BIF") and certain deposits held by the Bank are insured through the Savings Association Insurance Fund (the "SAIF"). The BIF and SAIF are both administered by the FDIC.

    As of September 30, 1996, PNB paid a one-time SAIF assessment of $336,000, which was mandated by the Federal government to recapitalize that fund. Accordingly, the SAIF fund reached its required reserve ratio of 1.25% of total insured deposits, and a partial refund was issued for the first quarter of 1997 in the amount of $37,000.

    The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits, with Citizens Bank assessed at a rate 3 cents. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the rate assessed on PNB's banking subsidiary could have an adverse effect on PNB's earnings, depending on the amount of the increase.

    Deposits insured by SAIF are currently assessed at the BIF rate of zero to 27 cents per $100 of domestic deposits, with Citizens Bank assessed at a rate of 16 cents. The SAIF assessment rate may increase or decrease as is necessary to maintain the designated SAIF reserve ratio of 1.25% of SAIF insured deposits.

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

    Beginning in 1997, banks are now permitted to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, the bank could establish and acquire additional branches at any location in the state where any bank involved in the merger could have established or acquired branches under applicable federal or state law.

    PNB is currently permitted to acquire banks located in any state outside Illinois and any organization located outside Illinois is permitted to acquire PNB. These provisions should not materially affect PNB because PNB does not have any current plans to acquire institutions located outside Illinois and because Illinois law, for several years, has permitted institutions located in any state of the United States to acquire banks and bank holding companies within Illinois subject to the ability of Illinois institutions to acquire banks and bank holding companies in such other state on similar conditions as Illinois law. The fact that Illinois has decided to permit interstate branching means that if PNB did acquire an institution outside Illinois, PNB could, if it deemed it appropriate, convert such institution's offices into branches of the Bank or any other banking subsidiary then in existence. PNB, however, does not have any current plans to acquire any banking organization located outside the state of Illinois.

EMPLOYEES

    PNB presently has no employees. However, certain of the employees and executive officers of Citizens Bank provide their services to PNB. A monthly fee for these services is paid by PNB to Citizens Bank. This fee is computed annually and is based upon an average of the number of hours worked during the year. As of December 31, 1997, Citizens Bank employed 181 full-time and 48 part-time employees. The Bank offers a variety of employee benefits. Citizens Bank employees are not represented by a union or a collective bargaining agreement. The management of PNB considers its employee relations to be excellent.

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

    In order to implement PNB's community banking philosophy and to promote themselves as community oriented organizations, the Bank has a formal officer call program. Each officer of the Bank calls on existing or potential customers and is expected to become actively involved in leadership positions in community organizations. As of December 31, 1997, employees of the Bank participated in approximately 100 community organizations, serving over 15,000 hours of community service in 1997.


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



ITEM 3.  LEGAL PROCEEDINGS

    The Bank is subject to legal proceedings and claims that arise in the ordinary course of business. Although management of the Corporation cannot predict the ultimate outcome of such matters, it believes that the ultimate resolution of these matters will not have a material adverse effect on the Corporation or the Bank, or the Corporation's consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS

 Tony J. Sorcic         President & Chief Executive Officer
 James B. Miller           Executive Vice-President

    Mr. Sorcic has been President and Chief Executive Officer of PNB since January, 1997, and first became a director of PNB in 1986. He joined Citizens Bank in 1981 as Assistant Vice-President of Operations, became Executive Vice-President in 1986, and was named President in 1995.

    Mr. Miller joined Citizens Bank in 1979 as an agricultural loan officer and has been the Executive Vice-President of PNB since 1996. He currently is the Executive Vice-President and Senior Loan Manager of Citizens Bank.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND DIVIDENDS

     Since May 15, 1992, PNB's Common Stock has been listed on The NASDAQ Stock Market under the symbol PNBC.

     The table below indicates the high and low bid prices, and the dividends declared per share for the Common Stock during the periods indicated. The prices shown reflect interdealer prices and include retail markups, markdowns or commissions and may not necessarily represent actual transactions.


                                               Cash
                       Prices                Dividends
                   High       Low            Declared
                  -------   -------          ---------
1995
----
First Quarter    $ 13 1/4  $ 12 1/4           $.09
Second Quarter     14 1/4    12 1/4            .09
Third Quarter      16 1/4    13 1/2            .09
Fourth Quarter     17 1/4    13 1/2            .09

1996
----
First Quarter    $ 18      $ 16 1/2           $.09
Second Quarter     19 1/4    18                .09
Third Quarter      19 1/4    18 1/4            .10
Fourth Quarter     19 1/2    18 1/2            .10

1997
----
First Quarter    $ 20      $ 17 1/2           $.10
Second Quarter     19 1/2    18                .10
Third Quarter      24 3/4    18 1/2            .11
Fourth Quarter     26 1/2    23 1/2            .11



     On December 31, 1997, PNB had 569 holders of record of its Common Stock.

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

ITEM 6.

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                           FOR THE YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------------------------------
                                                    1997        1996      1995       1994      1993
--------------------------------------------------------------------------------------------------------
SUMMARY OF INCOME
  Interest income                                  $ 31,312    $ 29,114   $ 27,645   $ 25,765   $ 22,439
  Interest expense                                   15,541      14,596     14,518     12,851     10,910
  Net interest income                                15,771      14,518     13,127     12,914     11,529
  Provision (credit) for possible loan losses           590          41       (101)      (286)      (176)
  Non-interest income                                 3,365       2,860      2,553      2,574      2,346
  Non-interest expense                               12,662      12,864     16,247     11,035      9,240
  Income (loss) before federal income tax             5,884       4,473       (466)     4,739      4,811
  Federal income tax (benefit)                        1,525       1,046       (824)       981      1,061
  Net income                                          4,359       3,427        358      3,758      3,750

Per Share Data (a)
  Net income                                       $   1.61    $   1.26   $   0.13   $   1.39   $   1.38
  Book value (at end of period)                       15.94       14.76      13.85      12.78      13.07
  Cash dividends declared                              0.42        0.38       0.36       0.33       0.32
  Dividend payout ratio                                26.2%       30.2      272.9%      23.8%      23.1%

Selected Balances (at end of period)
  Total assets                                     $449,660    $420,407   $402,393   $400,531   $345,604
  Earning assets                                    412,974     379,278    364,177    364,726    316,538
  Investments                                       119,540     117,028    127,094    154,957    131,038
  Gross loans                                       274,725     258,118    232,693    204,672    170,913
  Allowance for possible loan losses                  1,830       1,630      2,034      2,100      2,218
  Deposits                                          385,940     358,701    346,285    352,987    302,208
  Long-term debt                                      3,750       4,350      4,700      5,300        -0-
  Stockholders' equity                               42,668      40,197     37,646     34,636     35,424

Selected Financial Ratios
  Net income to average
        stockholders' equity                          10.56%       8.91       1.01%     10.77%     11.24%
  Net income to average assets                         1.02        0.84       0.09       0.94       1.12
  Average stockholders' equity
        to average assets                              9.66        9.48       9.03       8.74      10.00
  Average earning assets
        to average assets                             91.64       91.37      91.90      92.24      91.78
  Non-performing loans to total
        loans at end of period
        (net of unearned interest)                     0.30        0.45       0.39       0.47       0.37
  Tier 1 capital to average adjusted assets            8.78        8.59       8.96       8.87      10.20
  Risk based capital to risk
        adjusted assets                               13.88       13.88      15.17      16.81      18.56
  Net loans charged off (recovered) to
        average loans                                  0.15        0.18      (0.02)      0.06      (0.10)
  Allowance for possible loan losses
        to total loans at end of period
        (net of unearned interest)                     0.67        0.63       0.87       1.03       1.30
  Average interest-bearing deposits
        to average deposits                           90.00       90.07      90.32      91.04      90.27
  Average non-interest-bearing deposits
        to average deposits                           10.00        9.93       9.68       8.96       9.73


(a) Per share data prior to 1994 has been restated to reflect the stock dividend (3 for 2) split declared in 1994.

ITEM 7.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollar amounts in thousands except per share data)

     The following discussion and analysis provides information about the Corporation's financial condition and results of operations for the years ended December 31, 1997, 1996, and 1995. This discussion and analysis should be read in conjunction with "Selected Statistical Data," and the Corporation's Consolidated Financial Statements and the Notes thereto included in this report (dollar amounts in thousands unless otherwise indicated).

OVERVIEW

     Income for the year increased 27.2% to a record level of $4,359. This resulted from a stronger net interest margin, continued growth in fee income and an expanding asset base. Basic earnings per share increased to $1.61, which compared favorably to $1.26 in 1996.

     Net interest income also reached a record high of $15,771, an 8.6% increase over the 1996 level of $14,518. Improving yields in the investment portfolio and strong loan growth contributed to this increase.

     Other income increased 17.7% to a record level of $3,365 from $2,860 in 1996. Service charges on deposit accounts experienced significant growth in 1997. Fee income of the trust and farm management department surpassed the $1,000 level reaching $1,067. This is a 14.2% increase. Security gains of $97 compared favorably to security losses of $24 in 1996.

     Assets at year-end reached $449,660 versus $420,407 at the prior year-end. Strong sales efforts by the staff and new product acceptance by the market areas contributed to asset growth which surpassed our expectations.

     The table below summarizes the changes in the Corporation's assets, equity, and net income during the period 1995 to 1997.


           ASSETS AT  PERCENT  EQUITY AT  PERCENT   NET      PERCENT
           YEAR-END   CHANGE   YEAR-END   CHANGE   INCOME    CHANGE
           ---------  -------  ---------  -------  ------    -------
     1997   $449,660    6.96%    $42,668    6.15%  $4,359     27.20%
     1996    420,407     4.48     40,197    6.78    3,427    857.26
     1995    402,393      .46     37,646    8.69      358    (90.47)


ANALYSIS OF RESULTS OF OPERATIONS

     NET INTEREST INCOME. Net interest income increased 8.6% in 1997 as compared to an increase of 10.6% in 1996 and 1.5% in 1995. The net yield on interest-earning assets increased from 8.09% in 1996 to 8.22% in 1997. The average rate on interest-bearing liabilities increased to 4.51% from 4.44% in 1996. The resulting net yield on average interest-earning assets on a fully taxable equivalent basis increased from 4.15% in 1996 to 4.25% in 1997. This 10 basis point increase resulted from the increase in loans outstanding and an improvement in the yield on the investment portfolio. Both had a positive impact on net income.

     The following table sets forth details of average balances, interest income and expense, and resulting rates for the Corporation for the past three years, reported on a fully taxable equivalent basis using a tax rate of 34%.


                                          ---------------------------------------------------------------------------------------
                                                      1997                        1996                      1995
                                          ---------------------------------------------------------------------------------------
                                          AVERAGE             YIELD/  AVERAGE             YIELD/    AVERAGE                YIELD/
                                          BALANCE   INTEREST   COST   BALANCE   INTEREST   COST     BALANCE   INTEREST      COST
                                          --------------------------  --------------------------    -----------------------------
AVERAGE INTEREST-EARNING ASSETS
Interest-bearing deposits                 $  4,911   $   267    5.44% $    412   $    23    5.58%   $    389     $    23    5.91%
Taxable investment securities               82,806     4,976    6.01    92,313     5,135    5.56     115,124       5,940    5.16
Tax-exempt investment securities (a)        30,824     2,458    7.97    30,049     2,473    8.23      24,724       2,177    8.81
Federal funds sold                           5,465       297    5.43     2,654       140    5.28       1,989         112    5.63
Net loans (a) (b)                          267,312    24,185    9.05   245,324    22,211    9.05     217,617      20,166    9.27
                                          --------   -------          --------   -------            --------     -------
     Total interest-earning assets         391,318    32,183    8.22   370,752    29,982    8.09     359,843      28,418    7.90
                                          --------   -------          --------   -------            --------     -------
Average non-interest-earning assets         35,696                      35,035                        31,706
                                          --------                    --------                      --------
Total average assets                      $427,014                    $405,787                      $391,549
                                          ========                    ========                      ========

AVERAGE INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits          $ 84,424     2,420    2.87  $ 76,736     2,016    2.63    $ 79,267       2,310    2.91
Savings deposits                            54,543     1,631    2.99    53,101     1,587    2.99      49,624       1,497    3.02
Time deposits                              192,250    10,665    5.55   186,054    10,170    5.47     180,424       9,906    5.49
Interest-bearing demand notes
   issued to the U. S. Treasury              1,117        64    5.73     1,059        52    4.91       1,173          68    5.80
Federal funds purchased and
   securities repurchase agreements          8,262       408    4.94     6,975       350    5.02       5,065         283    5.59
Long-term borrowings                         4,120       353    8.57     4,998       421    8.42       5,066         454    8.96
                                          --------   -------          --------   -------            --------     -------
     Total interest-bearing
       liabilities                         344,716    15,541    4.51   328,923    14,596    4.44     320,619      14,518    4.53
                                          --------   -------          --------   -------            --------     -------
Net yield on average
   interest-earning assets                           $16,642    4.25%            $15,386    4.15%                $13,900    3.86%
                                                     =======    ====             =======    ====                 =======    ====
Average non-interest-bearing liabilities    41,039                      38,412                        35,565
Average stockholders' equity                41,259                      38,452                        35,365
                                          --------                    --------                      --------
Total average liabilities and
stockholders' equity                      $427,014                    $405,787                      $391,549
                                          ========                    ========                      ========


(a) Interest income on non-taxable investment securities and non-taxable loans includes the effects of taxable equivalent adjustments using a tax rate of 34% in adjusting interest on tax-exempt securities and tax-exempt loans to a fully taxable basis.

(b) Includes $116 attributable to interest from non-accrual loans.


     In 1996, the net yield on interest-earning assets increased to 8.09% from 7.90% in 1995, while the average rate on interest-bearing liabilities decreased from 4.53% in 1995, to 4.44% in 1996. The resulting net yield on interest-earning assets on a fully taxable equivalent basis increased from 3.86% in 1995, to 4.15% in 1996. This 29 basis point increase also resulted from the increase in loans outstanding and improvements in product pricing, and had a positive impact on net income. The increase is notable considering the Sandwich acquisition included deposits only.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollar amounts in thousands except per share data)

     The following table describes changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities compared to changes in interest rates.



                                                                              YEAR ENDED DECEMBER 31
                                        -------------------------------------------------------------------------------------------
                                           1997 COMPARED TO 1996           1996 COMPARED TO 1995          1995 COMPARED TO 1994
                                        VOLUME(A) RATE(A)     NET      VOLUME(A)  RATE(A)    NET     VOLUME(A)  RATE(A)       NET
INTEREST FROM INTEREST-EARNING ASSETS
  Interest-bearing deposits              $  251    $   (7)   $  244    $    1    $   (1)    $  -0-    $  -0-     $   11     $   11
  Taxable investment securities            (552)      393      (159)   (1,221)      416       (805)   (1,305)       127     (1,178)
  Tax-exempt investment securities (b)       63       (78)      (15)      454      (158)       296        75        (33)        42
  Federal funds sold                        151         6       157        36        (8)        28       (67)        53        (14)
  Net loans (c)                           1,974       -0-     1,974     2,546      (501)     2,045     1,611      1,397      3,008
                                        -------    ------    ------    ------    ------     ------    ------     ------     ------
    Total income from interest-
      earning assets                      1,887       314     2,201     1,816      (252)     1,564       314      1,555      1,869
                                        -------    ------    ------    ------    ------     ------    ------     ------     ------

EXPENSE OF INTEREST-BEARING LIABILITIES
  Interest-bearing demand deposits          211       193       404       (73)     (221)      (294)     (519)        12       (507)
  Savings deposits                           44       -0-        44       105       (15)        90       (74)       (22)       (96)
  Time deposits                             343       152       495       304       (40)       264       475      1,581      2,056
  Interest-bearing demand notes issued
    to the U.S. Treasury                      3         9        12        (7)       (9)       (16)        6         20         26
  Federal funds purchased and customer
    repurchase agreements                    64        (6)       58       101       (34)        67        80         60        140
  Long-term borrowings                      (75)        7       (68)       (6)      (27)       (33)      (33)        81         48
                                        -------    ------    ------    ------    ------     ------    ------     ------     ------
    Total expense from interest-
      bearing liabilities                   590       355       945       424      (346)        78       (65)     1,732      1,667
                                        -------    ------    ------    ------    ------     ------    ------     ------     ------
Net difference                           $1,297    $  (41)   $1,256    $1,392    $   94     $1,486    $  379     $ (177)    $  202
                                        =======    ======    ======    ======    ======     ======    ======     ======     ======

(a) The change in interest due to both rate and volume has been allocated equally.
(b) Interest income on non-taxable investment securities includes the effects of taxable equivalent adjustments using a tax rate of 34% in adjusting interest on tax-exempt securities to a fully taxable basis.
(c) Includes loan fee income of $787 in 1997, $823 in 1996, and $707 in 1995. Interest income on loans includes the effect of tax equivalent adjustments for non-taxable loans using a tax rate of 34% in adjusting interest on tax-exempt loans to a fully taxable basis. Includes non-accrual loans, with year-end balances of $810 in 1997, $1,157 in 1996, and $808 in 1995.


     NON-INTEREST INCOME. The Corporation continues to experience strong growth in non-interest income, with all categories of non-interest income except for loan servicing fees increasing in 1997 when compared to 1996. Total non-interest income was up $505, or 17.7%, over 1996 performance. Service charges on deposit accounts increased by $192 (16.3%), the result of overdraft charges and the growth in fee-based checking account programs. Trust and farm management fees were both up significantly from 1996, as more customers utilized these specialized services. During 1997, the Corporation also realized $97 in net gains on securities transactions, compared to a net loss of $24 in 1996. The following table provides non-interest income by category, total non-interest income, and non-interest income to average total assets for the periods indicated.

                                              YEAR ENDED DECEMBER 31
                                          ---------------------------------
                                           1997          1996         1995
Trust income                              $  817        $  735       $  709
Farm management fees                         250           199          161
Service charges on deposit accounts        1,368         1,176        1,093
Other service charges                        445           427          258
Securities transactions, net                  97           (24)          29
Other operating income                       211           144          121
Loan servicing fees and other charges        177           203          182
                                          ------        ------       ------
Total non-interest income                 $3,365        $2,860       $2,553
                                          ======        ======       ======
Non-interest income
    to average total assets                  .79%          .70%         .65%

     In 1996, non-interest income increased by $307 to $2,860, up 12.0% from 1995's total of $2,553. Likewise, non-interest income as a percentage of average assets increased from .65% to .70% over the same period. With the exception of a net loss from securities transactions, all categories showed increases during 1996 when compared to 1995. The largest increase was in the other service charges category which increased by $169 (or 65.5%), a result of an increase in fee income generated during the first full year of the subsidiary bank's credit card product. Service charges on deposits also had a significant increase in 1996 ($83 or 7.6%).

     NON-INTEREST EXPENSE. Non-interest expense decreased by $202 (or 1.6%) in 1997 to $12,662 from $12,864 in 1996. Salaries and benefits were up $444 (6.9%) from 1996, with a full year of salaries and benefits for the Sandwich staff representing most of the increase. Goodwill and intangible assets amortization also increased in 1997, up $108 (30.3%), the direct result of a full year's goodwill amortization related to the Sandwich acquisition. FDIC/OCC assessments were down $436 (75.2%) from 1996, when the Corporation paid a one-time SAIF assessment of $336. Trust customer charges were down $309 (80.9%) from 1996, and represented primarily normal operating expenses in 1997, due to the resolution of the trust matter (see Note 15 in the Notes to Consolidated Financial Statements). The following table provides non-interest expense, and non-interest expense to average total assets for the periods indicated.

                                                    YEAR ENDED DECEMBER 31
                                                -------------------------------
                                                 1997       1996         1995
 Salaries and employee benefits                   $ 6,866    $ 6,422    $ 5,932
 Occupancy                                            964        955        911
 Equipment                                            858        851        810
 FDIC/OCC assessments                                 144        580        572
 Goodwill and intangible assets amortization          464        356        213
 Data processing                                      677        595        487
 Trust customer charges                                73        382      5,043
 Other operating expense                            2,616      2,723      2,279
                                                  -------    -------    -------
 Total non-interest expense                       $12,662    $12,864    $16,247
                                                  =======    =======    =======
 Total non-interest expense
     to average total assets                         2.97%      3.17%      4.15%


     Non-interest expense decreased by $3,383 (or 20.8%) in 1996 to $12,864 from $16,247 in 1995. Trust department expenses decreased by $4,661 due to the vast majority of the subsidiary bank's trust department matter being settled in 1995 (see Note 15 in the Notes to Consolidated Financial Statements). However, all other categories showed increases with the largest increases in salaries and employee benefits (up $490 or 8.3%), other operating expenses (up $444 or 19.5%), and goodwill amortization (up $143 or 67.1%). The Sandwich acquisition accounts for part of the increase in salaries and benefits, and all of the increase in goodwill amortization. The increase in other operating expenses is attributable to a full year of expenses associated with the subsidiary bank's credit card product, increased loan administrative costs, and other increases resulting from the Sandwich acquisition. Again, in 1996, the Corporation paid a one-time SAIF assessment of $336. This assessment was mandated by the Federal government to recapitalize that fund which helped offset lower premiums paid during 1996 resulting in no increase in FDIC/OCC assessments for 1996 compared to 1995.

     NET INCOME. Net income for 1997 was $4,359 (or $1.61 per share), an increase of 27.2% from $3,427 (or $1.26 per share) in 1996. The increase is attributable to continued improvement in the net interest margin, increased other operating income, and a decrease in other operating expenses. Net income for 1996 increased by 857.3% from $358 in 1995 (or $.13 per share). The increase is attributable to the decrease in expenses incurred in resolving the trust matter of the subsidiary bank from $5,043 in 1995 to $382 in 1996.

ANALYSIS OF FINANCIAL CONDITION

     LOANS. The Corporation's loan portfolio largely reflects the profile of the communities in which it operates. The Corporation essentially makes four types of loans: agricultural, commercial, real estate, and installment. The Corporation has no foreign loans. The following table summarizes the Corporation's loan portfolio:


                                                                          DECEMBER 31
                              ------------------------------------------------------------------------------------------------
                                      1997               1996                1995                1994              1993
                                         % OF                 % OF                % OF               % OF                % OF
                               AMOUNT    TOTAL     AMOUNT     TOTAL     AMOUNT   TOTAL    AMOUNT     TOTAL    AMOUNT     TOTAL
                              ----------------    -----------------    ---------------   -----------------   -----------------

Agricultural                  $ 38,991    14.2%   $ 36,030     14.0%   $ 33,106   14.2%  $ 30,977    15.1%   $ 30,696    18.0%
Commercial                      43,566    15.9      38,410     14.8      34,687   14.9     35,863    17.5      41,973    24.5
Real Estate
     1-4 family residences      75,607    27.5      72,460     28.1      63,824   27.4     59,470    29.1      30,225    17.7
     Agricultural               30,434    11.1      28,374     11.0      23,148   10.0     20,808    10.2      17,309    10.1
     Construction                6,030     2.2       4,160      1.6       3,116    1.3        853     0.4       2,594     1.5
     Commercial                 42,617    15.5      41,170     16.0      37,378   16.1     31,272    15.3      27,334    16.0
                              --------            --------             --------          --------            --------
     Real Estate Total         154,688    56.3     146,164     56.7     127,466   54.8    112,403    55.0      77,462    45.3
Installment                     37,480    13.6      37,514     14.5      37,434   16.1     25,429    12.4      20,782    12.2
                              --------            --------             --------          --------            --------
Total loans                   $274,725   100.0%   $258,118    100.0%   $232,693  100.0%  $204,672   100.0%   $170,913   100.0%
                              ========            ========             ========          ========            ========

Total assets                  $449,660            $420,407             $402,393          $400,531            $345,604

Loans to total assets                     61.1%                61.4%              57.8%              51.1%               49.5%


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollar amounts in thousands except per share data)

     Total loans increased $16.6 million or 6.4% in 1997 as compared to an increase of $25.4 million or 10.9% in 1996. As in 1996, loan growth occurred through demand in existing markets rather than through acquisitions.

     The agricultural loan portfolio increased $3.0 million or 8.2% in 1997 from 1996. The agricultural portfolio grew as customers updated equipment, purchased additional farmland, and borrowed additional operating funds due to increased production costs. From 1995 to 1996, the portfolio increased $2.9 million in volume. As of year-end 1997, the Corporation had $1.6 million in agricultural loans guaranteed by the Farm Service Agency (formerly Farmers Home Administration). Grain farmers experienced a generally favorable year in 1997, although dry weather in early summer limited corn yields. Prices were reduced from 1996 extremes, but were generally profitable. Profitability in the livestock sector varied. Strong pork prices early in the year offset later declines, but cattle feeders experienced another difficult year.

     While agricultural loan volume has continued to increase over the past few years, the percentage of total loans in agricultural production and agricultural real estate loans has decreased from 28.1% in 1993 to 25.3% in 1997. This reflects the increased diversification of the portfolio.

     Short-term commercial loans increased $5.2 million or 13.4% in 1997. This compares to an increase of $3.7 million or 10.7% in 1996. While business activity remains strong in markets served by the Corporation, a large share of the commercial loan demand has been for the acquisition or construction of longer term assets, such as real estate loans. Competition for high quality commercial and agricultural customers remains strong.

     Real estate loan volume continued to increase in 1997, posting an $8.5 million or 5.8% increase over 1996. During 1997, residential loans increased $3.1 million to $75.6 million. These loans comprise the largest single component of the portfolio at 27.5%. Agricultural real estate loans posted an increase of $2.0 million (or 7.2%) in a very competitive market. Commercial real estate loans grew $1.5 million or 3.5%. Construction loans increased $2 million. Increased loan volumes reflect the high level of business expansion in the Corporation's market areas and successful sales efforts on the part of the staff.

     Direct and indirect installment loans (loans to consumers) reflect little change in volume in the portfolio in 1997 and 1996. The Corporation implemented new products and marketing programs during the past few years to increase penetration into its market areas. Long term, these products and programs are expected to provide increased diversification of risk and enhanced profitability. Increased focus on underwriting quality and awareness of general consumer debt levels has tempered growth in this area of the subsidiary bank's portfolio over the past two years.

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

     The Corporation's strategy with respect to addressing and managing these types of risks, whether loan demand is weak or strong, is for the subsidiary bank to follow its conservative loan policies and underwriting practices, which include (i) granting loans on a sound and collectible basis, (ii) investing funds profitably for the benefit of the stockholders and the protection of depositors, (iii) serving the legitimate needs of the community and the subsidiary bank's general market area while obtaining a balance between maximum yield and minimum risk, (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan, (v) administering loan policies through a Directors' Loan Committee and Officers' Loan Committees, (vi) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category, and (vii) ensuring that each loan is properly documented and, if appropriate, secured or guaranteed by government agencies, and that insurance coverage is adequate, especially with respect to certain agricultural loans because of the risk of poor weather.

     NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED. Non-performing loans amounted to .30% of total loans at year-end 1997 compared to .45% at year-end 1996. The overall low level of non-performing loans is a reflection of the subsidiary bank's lending staff, credit policies, and management's emphasis on asset quality. Potential problem credits are closely monitored by the lending staff, and an independent loan review staff provides further assistance in identifying problem situations. Loans over 90 days past due are normally either charged off or, if well secured and in the process of collection, placed on a non-accrual status. Reflecting the Corporation's sound credit policies, the allowance for possible loan losses was 218.6% and 140.9% of non-performing loans at year-end 1997 and 1996, respectively. The Corporation does not have any significant concentration of commercial real estate loans or commitments in areas which are experiencing deteriorating economic conditions. Total other real estate owned as of December 31, 1997 was $50. The Corporation had $93 in other real estate owned as of December 31, 1996. The following table provides information on the Corporation's non-performing loans since 1993:


                                                          DECEMBER 31
                                            --------------------------------------
                                            1997     1996     1995    1994    1993

    Non-accrual                             $810    $1,157    $808    $573    $193
    90 days past due and accruing             27       -0-     109      13      54
    Restructured                             -0-       -0-     -0-     384     389
                                            ----    ------    ----    ----    ----
        Total non-performing loans          $837    $1,157    $917    $970    $636
                                            ====    ======    ====    ====    ====

    Non-performing loans to total loans
        (net of unearned interest)           .30%      .45%    .39%    .47%    .37%

     As of December 31, 1997 and 1996, loans which the Corporation's management had serious doubts as to the ability of borrowers to comply with loan repayment terms that were not carried as non-performing loans totaled approximately $396 (or .14% of the total loan portfolio), compared to $287 (or .11% of the total loan portfolio), respectively.

     ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance shown in the following table represents a general allowance available to absorb future losses within the entire portfolio:


                                                           YEAR ENDED DECEMBER 31
                                         ---------------------------------------------------------
                                            1997        1996        1995        1994        1993
Amount of loans outstanding at end of
 period (net of unearned interest)        $274,605    $257,931    $232,471    $204,154    $170,168
Average amount of loans outstanding for
 the period (net of unearned interest)    $266,362    $244,027    $218,091    $199,911    $166,347
Allowance for possible loan
 losses at beginning of period            $  1,630      $2,034    $  2,100    $  2,218    $  2,233
Allowance of bank acquired                    -0-         -0-         -0-          280        -0-
Charge-offs:
       Agricultural                           -0-         -0-         -0-           23          26
       Commercial                              171         140           6          55          19
       Real estate-mortgage                      1           4        -0-           22        -0-
       Installment                             834       1,221         557         268         123
                                          --------    --------    --------    --------    --------
             Total charge-offs               1,006       1,365         563         368         168
                                          --------    --------    --------    --------    --------
Recoveries:
       Agricultural                             66         351         321          79         152
       Commercial                               65          31          23          11          24
       Real estate-mortgage                    -0-           4          10           5        -0-
       Installment                             485         534         244         161         153
                                          --------    --------    --------    --------    --------
             Total recoveries                  616         920         598         256         329
                                          --------    --------    --------    --------    --------
Net loans charged off  (recovered)             390         445         (35)        112        (161)
Provision (credit) for possible
 loan losses                                   590          41        (101)       (286)       (176)
                                          --------    --------    --------    --------    --------
Allowance for possible loan
 losses at end of period                  $  1,830    $  1,630    $  2,034    $  2,100    $  2,218
                                          ========    ========    ========    ========    ========
Net loans charged off
 (recovered) to average loans                  .15%        .18%       (.02)%       .06%       (.10)%
Allowance for possible loan
 losses to non-performing loans             218.64%     140.88%     221.81%     216.49%     348.74%
Allowance for possible loan
 losses to total loans at end of
 period (net of unearned interest)             .67%        .63%        .87%       1.03%       1.30%



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

     Reflecting the Corporation's emphasis on asset quality, net charge-offs were .15% of average total loans in 1997, and the allowance for possible loan losses at year-end 1997 was $1.8 million, .67% of total loans, net of unearned interest, and 218.6% of non-performing loans. Management considers the allowance for possible loan losses adequate to meet potential losses as of December 31, 1997.

     During 1997, the bank charged off $834 in installment loans versus $1,221 during 1996. While charge-offs in installment loans were reduced, the amount exceeds the subsidiary bank's historic average. Continued adherence to more stringent underwriting guidelines is expected to reduce charge-offs even further in the future. Charge-offs in 1997, continued loan growth overall, and reduced potential recoveries of previous years' charge-offs have resulted in the need to increase provisions for possible loan losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollar amounts in thousands except per share data)

     INVESTMENT SECURITIES. The objectives of the investment portfolio are to provide the Corporation with a source of liquidity and a source of earnings. The following table provides information on the book value of investment securities as of the dates indicated:


                                                     DECEMBER 31
                                                 ------------------
                                                    1997      1996
            U.S. Treasury                        $ 34,770  $ 45,267
            U.S. Government Agencies               29,369    28,175
            State and municipal                    32,633    30,776
            Collateralized mortgage obligations    20,605    11,137
            Other securities                        2,163     1,673
                                                 --------  --------
                Total                            $119,540  $117,028
                                                 ========  ========


     Total investment securities increased by $2.5 million (or 2.1%) to $119.5 million, at December 31, 1997, compared to December 31, 1996. Decreases totaling $10.5 million occurred in the U.S. Treasury category while increases totaling $1.2 million occurred in the U.S. Government Agency category. The shift from U.S. Treasuries to U.S. Government Agencies and collateralized mortgage obligations will provide a higher total return and enhance the performance of the overall securities portfolio.

     DEPOSITS. Total average deposits increased 4.9% from $350.7 million to $368.0 million. This increase was significantly higher than 1996 which was only 2.4% and a decrease in 1995 of 2.5%. Increased sales efforts along with active deposit promotions contributed to this growth.

     Interest-bearing demand deposits recorded the largest increase ending at $84.4 million, a 10.0% increase over 1996. Non-interest-bearing demand deposits increased 5.7% from $34.8 million in 1996 to $36.8 million in 1997. The smallest percentage increases were in time deposits and savings which were 3.3% and 2.7% respectively.

     Over the last two years, total average deposits grew 7.4% led by non-interest bearing demand deposits (11.0%) and savings deposits (9.9%). This is significant because it represents lower cost deposit growth and the Corporation's targeted efforts to increase core deposit relationships with its customers.

     The average interest rate paid on average deposits was 4.00%, up from 3.93% in 1996, but exactly the same, 4.00%, as in 1995.

     The following table sets forth the classification of average deposits and rates for the indicated periods:


                                                FOR THE YEAR ENDING DECEMBER 31
                               ----------------------------------------------------------------
                                       1997                    1996                  1995
                               AVERAGE                AVERAGE                 AVERAGE
                               BALANCE      RATE      BALANCE      RATE       BALANCE      RATE
                               -------      ----      -------      ----       -------      ----

Non-interest-bearing demand    $ 36,811       N/A    $ 34,824        N/A     $ 33,165        N/A
Interest-bearing demand
    (NOW and money market)       84,424     2.87%      76,736      2.63%       79,267      2.91%
Savings                          54,543     2.99%      53,101      2.99%       49,624      3.02%
Time deposits                   192,250     5.55%     186,054      5.47%      180,424      5.49%
                               --------              --------                --------
    Total                      $368,028     4.00%    $350,715      3.93%     $342,480      4.00%
                               ========              ========                ========



     The following table summarizes time deposits in amounts of $100 or more by time remaining until maturity as of December 31, 1997. These time deposits are made by individuals, corporations, and public entities.


                 Three months or less                  $23,817
                 Over three months through six months    6,707
                 Over six months through one year        5,090
                 Over one year                           4,806
                                                       -------
                    Total                              $40,420
                                                       =======

     LIQUIDITY. Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, and operate the organization. Liquidity is achieved through growth of core funds (defined as core deposits, 50% of non-public entity certificates of deposit over $100,000, and repurchase agreements issued to commercial customers) and liquid assets, and accessibility to the money and capital markets. The Corporation's subsidiary bank has access to short-term funds through its correspondent banks, as well as access to the Federal Home Loan Bank of Chicago, which can provide longer-term funds to help meet liquidity needs.

     The ratio of temporary investments (those maturing within one year plus twelve months' projected payments on mortgage-backed securities and collateralized mortgage obligations) to volatile liabilities (50% of non-public entity certificates of deposit over $100,000, repurchase agreements issued to public entities, and deposits of public entities) was 104.1% at December 31, 1997 and at December 31, 1996. Core deposits, defined as demand deposits, interest-bearing checking accounts, total savings, and certificates of deposit less than $100,000, were 85.2% of total deposits at December 31, 1997, and 85.7% of total deposits at December 31, 1996. Money market accounts of approximately $31.1 million at December 31, 1997 are classified by the Corporation as core deposits.

     The Corporation experienced a net increase in cash and cash equivalents of $12.0 million in 1997. Net cash provided by operating activities of $7.3 million provided a degree of liquidity. Financing activities provided net cash of $24.2 million. A net increase of $27.2 million in deposits, the result of successful programs offered on certificates of deposit and the introduction of the Money Market Gold product, were the major components of the financing activities. Increases in the operating and financing activities were offset by net cash used for investing activities of $19.4 million. Net loan growth of $17.1 million in 1997 was the major component of this decrease, with net cash used of $2.1 million by securities transactions ($6.6 million in proceeds from sales of securities and $47.5 million from maturities of securities, less $56.2 million in purchases of securities) representing the balance of net cash used for investing activities. Cash and cash equivalents of $33.2 million at December 31, 1997 are deemed adequate to meet short-term liquidity needs.

     A net decrease in cash and cash equivalents of $3.3 million was experienced by the Corporation in 1996. Financing activities provided net cash of $13.9 million, with a net increase of $12.4 million in deposits, the Sandwich acquisition being the major component of that increase. Increases in the operating and financing activities were offset by net cash used for investing activities of $20.0 million. Net loan growth of $25.9 million in 1996 was the major component of this decrease, with payment for the Sandwich acquisition representing another $2.9 million of the net cash used for investing activities. Proceeds from the sales of securities of $2.3 million and $67.7 million from maturities of securities, partially offset the $60.3 million in purchases of securities and the aforementioned net loan growth.

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

     The Corporation's strategy with respect to asset-liability management is to maximize net interest income while limiting the Corporation's exposure to risks associated with volatile interest rates. The subsidiary bank's Asset/Liability Management Committee is responsible for monitoring the subsidiary bank's GAP position. As a general rule, the subsidiary bank's policy is to maintain GAP as a percent of total assets within a range from +20% to -20% in any given time period. Based on the simulation of various rising or falling interest rate scenarios in comparison to one considered to be the most likely interest rate scenario, management seeks to operate with net interest income within a range of+10% to -10% of budgeted net interest income during any twelve month period. The Corporation also performs an interest rate risk analysis, on a quarterly basis, on the assets and liabilities of the subsidiary bank. This analysis applies an immediate shift in interest rates of +200 basis points and -200 basis points to the assets and liabilities to determine the impact on the net interest income and net income of the subsidiary bank, when compared to a flat rate scenario. The subsidiary bank strives to maintain the net interest income variance within a range of + 10% to -10% and net income variance within a range of +5% to -5%.

     The Asset/Liability Management Committee monitors the effect of changes in yield and rates paid on a monthly basis. The Committee considers the subsidiary bank's current and anticipated positions during the next twelve months and the effect of rising and falling interest rate scenarios on net income. The Committee considers various contingency plans if the results of this analysis with regard to the following key ratios indicate a deviation from the asset/liability management policy: loans to assets, net loans to core funds, net loans to total deposits, equity capital to total assets, rate sensitive assets to rate sensitive liabilities, GAP, temporary investments to total assets, and temporary investments to volatile liabilities. The contingency plans considered by the Committee include generating funds through internal and external sources, adjusting maturities within the investment portfolio, repricing of assets, purchasing or selling loans, secondary mortgage activity and liability rate adjustment. The Committee reports the results of their meetings to the subsidiary bank's Board of Directors on a monthly basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollar amounts in thousands except per share data)


                                                                         DECEMBER 31, 1997
                                                     ---------------------------------------------------------------------
                                                      0-3 MO.      4-12 MO.         1-5 YRS.      OVER 5 YRS.       TOTAL
                                                     --------        --------         ---------   -----------      -------
Interest-earning assets:
    Taxable investment securities                    $ 10,785        $ 23,065          $  30,18      $22,083      $ 86,115
    Tax-exempt investment securities                      616           3,730            12,081       15,444        31,871
    Fed funds sold                                     11,900            -0-               -0-          -0-         11,900
    Loans                                              93,547          53,260           116,681       11,804       275,292
                                                     --------        --------          --------      -------      --------
        Total rate sensitive assets ("RSA")          $116,848        $ 80,055          $158,944      $49,331      $405,178
                                                     ========        ========          ========      =======      ========

Interest-bearing liabilities:
    Interest-bearing demand deposits                  $87,364           $-0-              $-0-         $-0-        $87,364
    Savings deposits                                   52,193            -0-               -0-          -0-         52,193
    Time deposits                                      54,337          71,463            77,948          302       204,050
    Short-term debt                                    12,097            -0-              1,140         -0-         13,237
    Long-term debt                                      3,750            -0-               -0-          -0-          3,750
                                                     --------        --------          --------      -------      --------
        Total rate sensitive liabilities ("RSL")     $209,741        $ 71,463          $ 79,088      $   302      $360,594
                                                     ========        ========          ========      =======      ========
Interest rate sensitivity GAP (RSA less RSL)         $(92,893)         $8,592          $ 79,856      $49,029      $   -0-
Cumulative GAP                                       $(92,893)       $(84,301)         $ (4,445)     $44,584      $   -0-
RSA/RSL                                                   .56%           1.12%             2.01%      163.35%          --
Cumulative RSA/RSL                                        .56%            .70%              .99%        1.12%          --



     In the table above, NOW account balances and savings deposits are included as rate sensitive in the amounts reflected in the 0-3 month timeframe, as such interest-bearing liabilities are subject to immediate withdrawal.

     Management of the Corporation considers one-half of the NOW account balances (one of the components of interest-bearing demand deposits) and all savings deposits as core, or non-rate sensitive deposits, primarily since interest-bearing demand and savings deposits historically have not been rate sensitive. As a general rule, the subsidiary bank's policy is to maintain RSA as a percent of RSL within a range of +70% to +120% within a 182 day time period.

     At December 31, 1997, one-half of the NOW account balances totaled approximately $28.4 million and savings deposits totaled approximately $52.2 million. If the amounts reflected in the 0-3 month timeframe are adjusted to exclude these amounts, rate sensitive liabilities would be approximately $129.2 million for a negative GAP of approximately $12.3 million. RSA as a percent of RSL would be 90.5%. Adjusting the cumulative GAP and GAP ratio for the 4-12 month timeframe would result in a negative cumulative GAP and GAP ratio of $3.7 million, and 98.2%, respectively.

     YEAR 2000 COMPLIANCE. The Corporation utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Corporation's third-party data processing vendor and purchased software which is run on in-house computer networks. In 1997, the Corporation initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. To date, those vendors which have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in timeframes that meet regulatory requirements. The costs associated with the compliance efforts are not expected to have a significant impact on the Corporation's ongoing results of operations.

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

     INVESTMENT MATURITIES AND YIELDS. The following table sets forth the contractual maturities of investment securities at December 31, 1997, and the tax equivalent yields of such securities.

                                   DUE WITHIN      DUE AFTER ONE BUT    DUE AFTER FIVE BUT    DUE AFTER TEN          OTHER
                                    ONE YEAR       WITHIN FIVE YEARS     WITHIN TEN YEARS         YEARS      (NO STATED MATURITY)
                              -----------------    -----------------    ------------------  ---------------  --------------------
                               AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT     YIELD    AMOUNT   YIELD    AMOUNT     YIELD
U.S. Treasury                 $ 17,508    6.03%    $ 17,262    6.05%    $  -0-       --     $  -0-       --    $   -0-      --
U.S. Government
     Agencies                   10,370    5.48       13,992    5.97         686    8.19%      4,321    7.48%       -0-      --
State and municipal              4,368    5.51       12,262    4.69       2,452    5.40      13,551    5.16        -0-      --
Collateralized
     mortgage obligations         -0-       --          537    6.68       8,513    6.56      11,554    7.46        -0-      --
Other securities                   201    8.90         -0-       --        -0-       --        -0-       --        -0-      --
Other
     (no stated maturity)         -0-       --         -0-       --        -0-       --        -0-       --       1,963     --
                              --------             --------             -------             -------             -------
     Total                    $ 32,447    5.80%    $ 44,053    5.65%    $11,651    6.41%    $29,426    6.40%    $ 1,963     --
                              ========             ========             =======             =======             =======

     LOAN MATURITIES. The following table sets forth scheduled loan repayments on agricultural, commercial, and real estate construction loans at December 31, 1997. See note 4 in the Notes to Consolidated Financial Statements.

                        DUE WITHIN  DUE AFTER ONE BUT    DUE AFTER
                         ONE YEAR   WITHIN FIVE YEARS   FIVE YEARS    TOTAL
                        ----------  -----------------   ----------   -------
Agricultural             $35,068          $3,561          $  362     $38,991
Commercial                38,285           4,017           1,264      43,566
Real Estate-Commercial     6,030             -0-             -0-       6,030
                         -------          ------          ------     -------
      Total              $79,383          $7,578          $1,626     $88,587
                         =======          ======          ======     =======


     Of the loans shown above, the following table sets forth loans due after one year which have predetermined (fixed) interest rates or adjustable (variable) interest rates at December 31,1997.

                             FIXED RATE  VARIABLE RATE      TOTAL
                             ----------  -------------      -----
         Due after one year   $6,799       $2,405          $9,204


     ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES. The subsidiary bank has allocated the allowance for possible loan losses to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The allocation of the allowance and the ratio of loans within each category to total loans at December 31 are as follows:

                                                                      DECEMBER 31

                     -----------------------------------------------------------------------------------------------------------
                              1997                  1996                  1995                  1994               1993
                                 PERCENT               PERCENT               PERCENT               PERCENT               PERCENT
                                 OF LOANS              OF LOANS              OF LOANS              OF LOANS              OF LOANS
                                 IN EACH               IN EACH               IN EACH               IN EACH               IN EACH
                                 CATEGORY              CATEGORY              CATEGORY              CATEGORY              CATEGORY
                     ALLOWANCE   TO TOTAL  ALLOWANCE   TO TOTAL  ALLOWANCE   TO TOTAL  ALLOWANCE   TO TOTAL  ALLOWANCE   TO TOTAL
                       AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS
                     ---------   --------  ---------   --------  ---------   --------  ---------   --------  ---------   --------
Agricultural          $  342       14.2%     $  325      14.0%     $  632      14.2%     $  650      15.1%    $  672      18.0%
Commercial               453       15.9         422      14.8         470      14.9         500      17.5        769      24.5
Real estate-mortgage     156       56.3         151      56.7         227      54.8         267      55.0         40      45.3
Installment              623       13.6         608      14.5         305      16.1         213      12.4        193      12.2
Unallocated              256        N/A         124       N/A         400       N/A         470       N/A        544       N/A
                      ------      -----      ------     -----      ------     -----      ------     -----     ------     -----
    Total             $1,830      100.0%     $1,630     100.0%     $2,034     100.0%     $2,100     100.0%    $2,218     100.0%
                      ======      =====      ======     =====      ======     =====      ======     =====     ======     =====

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 305 of Regulation S-K is contained in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Report on Form 10-K under the heading "Asset Liability Management" on pages 23 and 24, which information is incorporated herein by reference.

     Additionally, as mentioned in the section referred to above, the Corporation performs an interest rate risk analysis on a quarterly basis applying an immediate shift in interest rates of + 200 basis points and - 200 basis points to determine the impact on net interest income an net income. As of December 31, 1997, if interest rates were to increase 200 basis points, net interest income would decrease $189,000 (or 1.15%) and net income would decrease $99,000 (or 1.84%). However, if interest rates were to decrease 200 basis points, net interest income would increase $200,000 (or 1.21%) and net income would increase $107,000 (or 1.99%).

     The Corporation considers the effects of said increase or decrease in interest rates to immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                    DECEMBER 31
                                                                 1997         1996
------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (note 2)                               $ 21,268     $ 18,033
Federal funds sold                                               11,900        3,100
Investment securities (note 3):
  Available-for-sale, at fair value                             107,042      105,893
  Held-to-maturity, at amortized cost                            12,498       11,135
Loans held for sale, at lower of cost or market                   1,576        2,849
Loans (note 4):
  Gross loans                                                   274,725      258,118
  Less: Unearned interest                                          (120)        (187)
       Allowance for possible loan losses                        (1,830)      (1,630)
                                                               --------     --------
     Net loans                                                  272,775      256,301
Interest receivable                                               5,808        5,725
Premises and equipment (note 5)                                   8,752        9,147
Goodwill and intangible assets, net of accumulated
  amortization of $1,636 and $1,172,
  at December 31, 1997 and 1996                                   5,272        5,541
Other assets                                                      2,769        2,683
                                                               --------     --------
     TOTAL ASSETS                                              $449,660     $420,407
                                                               ========     ========
------------------------------------------------------------------------------------
LIABILITIES
Deposits (note 6):
  Demand                                                       $ 42,333     $ 41,258
  Interest-bearing demand                                        87,364       78,883
  Savings                                                        52,193       55,077
  Time                                                          204,050      183,483
                                                               --------     --------
     Total deposits                                             385,940      358,701

Short-term borrowings (note 7)                                   13,237       13,537
Long-term borrowings (note 8)                                     3,750        4,350
Other liabilities                                                 4,065        3,622
                                                               --------     --------
     TOTAL LIABILITIES                                          406,992      380,210
                                                               --------     --------
STOCKHOLDERS' EQUITY
Common stock: $5 par value, 7,000,000 shares authorized at
  December 31, 1997 and 4,000,000 shares authorized at
  December 31, 1996; 2,759,945 shares issued at December 31,
  1997 and 1996                                                  13,800       13,800
Surplus                                                           6,235        6,193
Retained earnings                                                23,469       20,250
Unrealized gain on investment securities available-for-sale,
  net of tax effect                                                 560          300
Less: Cost of 82,403 and 35,979 treasury shares                  (1,396)        (346)
                                                               --------     --------

     TOTAL STOCKHOLDERS' EQUITY                                  42,668       40,197
                                                               --------     --------
Commitments &  contingencies (note 14)
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $449,660     $420,407
                                                               ========     ========
------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                      FOR THE YEARS ENDED DECEMBER 31
                                                        1997         1996       1995
---------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest and fees on loans                         $  24,150   $  22,184   $  20,133
   Interest and dividends on investment securities:
       Taxable                                            4,976       5,135       5,940
       Tax-exempt                                         1,622       1,632       1,437
   Interest on federal funds sold                           297         140         112
   Interest on interest-bearing deposits in
       other banks                                          267          23          23
                                                      ---------   ---------   ---------
         Total interest income                           31,312      29,114      27,645
                                                      ---------   ---------   ---------
INTEREST EXPENSE:
   Interest on deposits (note 6)                         14,716      13,773      13,713
   Interest on short-term borrowings                        472         402         351
   Interest on long-term borrowings                         353         421         454
                                                      ---------   ---------   ---------
         Total interest expense                          15,541      14,596      14,518
                                                      ---------   ---------   ---------

NET INTEREST INCOME                                      15,771      14,518      13,127
Provision (credit) for possible loan losses (note 4)        590          41        (101)
                                                      ---------   ---------   ---------
NET INTEREST INCOME AFTER PROVISION (CREDIT)
   FOR POSSIBLE LOAN LOSSES                              15,181      14,477      13,228
                                                      ---------   ---------   ---------
OTHER INCOME:
   Trust & farm management fees                           1,067         934         870
   Service charges on deposit accounts                    1,368       1,176       1,093
   Other service charges                                    445         427         258
   Securities transactions, net (note 3)                     97         (24)         29
   Loan servicing fees and other charges                    177         203         182
   Other operating income                                   211         144         121
                                                      ---------   ---------   ---------
         Total other income                               3,365       2,860       2,553
                                                      ---------   ---------   ---------
OTHER EXPENSES:
   Salaries and employee benefits                         6,866       6,422       5,932
   Occupancy                                                964         955         911
   Equipment expense                                        858         851         810
   FDIC/OCC assessments                                     144         580         572
   Goodwill and intangible assets amortization              464         356         213
   Data processing                                          677         595         487
   Trust customer charges (note 15)                          73         382       5,043
   Other operating expense                                2,616       2,723       2,279
                                                      ---------   ---------   ---------
         Total other expenses                            12,662      12,864      16,247
                                                      ---------   ---------   ---------

INCOME (LOSS) BEFORE INCOME TAXES                         5,884       4,473        (466)
Income tax expense (benefit)  (note 9)                    1,525       1,046        (824)
                                                      ---------   ---------   ---------

NET INCOME                                            $   4,359   $   3,427   $     358
                                                      =========   =========   =========

NET INCOME PER SHARE:
   Basic                                              $    1.61   $    1.26   $    0.13
   Diluted                                            $    1.61   $    1.26   $    0.13

Weighted average shares outstanding                   2,709,213   2,720,511   2,713,558

---------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


---------------------------------------------------------------------------------------------------
                                                             UNREALIZED GAIN
                                                                (LOSS) ON
                                                                INVESTMENT
                                                                SECURITIES
                                                                AVAILABLE
                                                                 FOR-SALE,
                                    COMMON            RETAINED   NET OF     TREASURY
                                     STOCK   SURPLUS  EARNINGS  TAX EFFECT    STOCK       TOTAL
                                    -------  -------  --------  ----------  ---------  ------------

Balance, January 1, 1995            $13,800   $6,116   $18,476   $(3,277)    $ (479)    $    34,636
  Net income                                               358                                  358
  Sale of 7,633 shares
     of treasury stock                            32                             77             109
  Cash dividends
     ($.36 per share)                                     (977)                                (977)
  Change in unrealized gain (loss)
     on investment securities
     available-for-sale, net
     of $1,813 tax effect                                          3,520                      3,520
                                    -------  -------  --------  ----------  ---------  ------------
Balance, December 31, 1995          $13,800   $6,148   $17,857     $ 243     $ (402)    $    37,646
  Net income                                             3,427                                3,427
  Sale of 5,660 shares
     of treasury stock                            45                             56             101
  Cash dividends
     ($.38 per share)                                   (1,034)                              (1,034)
  Change in unrealized gain (loss)
     on investment securities
     available-for-sale, net
     of $30 tax effect                                                57                         57
                                    -------  -------  --------  ----------  ---------  ------------
Balance, December 31, 1996          $13,800   $6,193   $20,250     $ 300      $(346)    $    40,197
  Net income                                             4,359                                4,359
  Sale of 3,576 shares
     of treasury stock                            42                             34              76
  Purchase of 50,000 shares of
     treasury stock                                                          (1,084)         (1,084)
  Cash dividends
     ($.42 per share)                                   (1,140)                              (1,140)
  Change in unrealized gain (loss)
     on investment securities
     available-for-sale, net
     of $133 tax effect                                              260                        260
                                    -------  -------  --------  ----------  ---------  ------------
BALANCE, DECEMBER 31, 1997          $13,800   $6,235   $23,469     $ 560    $(1,396)    $    42,668
                                    =======  =======  ========  ==========  =========  ============

---------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                              FOR THE YEARS ENDED DECEMBER 31
                                                                              1997           1996          1995
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                              $  4,359     $   3,427      $    358
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation                                                            876           908           803
        Provision (credit) for possible loan losses                             590            41          (101)
        Deferred income taxes (benefit)                                        (208)           18          (409)
        Amortization of goodwill and other intangible assets                    464           356           213
        Amortization of premiums on investment securities,
          net of accretion                                                       76           340           872
        (Gain) loss on securities transactions, net                             (97)           24           (29)
        Loans originated for sale                                            (7,431)      (12,155)       (8,137)
        Proceeds from sales of loans originated for sale                      8,704        10,252         7,664
        Increase in accrued interest payable                                    420            73           376
        Increase in accrued interest receivable                                 (83)         (220)         (123)
        Increase in other assets                                               (481)         (763)         (387)
        Increase (decrease) in other liabilities                                 98           483          (747)
                                                                            --------    ----------     ---------
             Net cash provided by operating activities                        7,287         2,784           353
                                                                            --------    ----------     ---------
INVESTING ACTIVITIES:
   Proceeds from sales of investment securities available-for-sale            6,586         2,318        16,991
   Proceeds from maturities of investment securities available-for-sale      46,080        66,593        33,522
   Purchase of investment securities available-for-sale                     (55,191)      (59,531)      (16,855)
   Proceeds from maturities of investment securities held-to-maturity         1,416         1,144         3,189
   Purchase of investment securities held-to-maturity                          (989)         (736)       (4,294)
   Proceeds from sales of other real estate owned                               200            11            80
   Net increase in loans                                                    (17,064)      (25,905)      (26,630)
   Purchase of premises and equipment                                          (481)         (959)         (619)
   Payment related to acquisitions, net of cash and
      cash equivalents acquired                                                 -0-        (2,947)          -0-
                                                                            --------    ----------     ---------
             Net cash (used) provided by investing activities               (19,443)      (20,012)        5,384
                                                                            --------    ----------     ---------
FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                       27,239        12,416        (6,702)
   Net (decrease) increase in short-term borrowings                            (300)        2,794         5,121
   Proceeds from long-term borrowings                                           -0-         1,000           -0-
   Payments for long-term borrowings                                           (600)       (1,350)         (600)
   Dividends paid                                                            (1,140)       (1,034)         (977)
   Purchase of treasury stock                                                (1,084)          -0-           -0-
   Sale of treasury stock                                                        76           101           109
                                                                            --------    ----------     ---------
           Net cash provided (used) by financing activities                  24,191        13,927        (3,049)
                                                                            --------    ----------     ---------

Increase (decrease) in cash and cash equivalents                             12,035        (3,301)        2,688
Cash and cash equivalents at beginning of year                               21,133        24,434        21,746
                                                                            --------    ----------     ---------
Cash and cash equivalents at end of year                                    $33,168      $ 21,133      $ 24,434
                                                                            ========    ==========     =========

Cash paid during the year for:
   Interest                                                                 $15,121      $ 14,525      $ 14,161
   Income taxes                                                             $ 1,600      $    944      $    325
Supplemental disclosure of non-cash investing activities:
   Loans transferred to other real estate owned                             $   158      $    109      $     52
   Investments transferred to available-for-sale                               $-0-          $-0-      $ 13,867

---------------------------------------------------------------------------------------------------------------

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

BASIS OF CONSOLIDATION - The consolidated financial statements of Princeton National Bancorp, Inc. ("Corporation") include the accounts of the Corporation and its wholly-owned subsidiary, Citizens First National Bank ("subsidiary bank"). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

LOANS - Loans are stated at the principal amount outstanding, net of unearned interest and allowance for possible loan losses. Interest on commercial, real estate, and certain installment loans is credited to operations as earned, based upon the principal amount outstanding. Interest on the other installment loans is credited to operations using a method which approximates the interest method.
     It is the subsidiary bank's policy to discontinue the accrual of interest on any loan when, in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal. Interest on these loans is credited to income only when the collection of principal has been assured and only to the extent interest payments are received.
     In addition, the terms and conditions of certain loans are restructured with the borrower when it is deemed in the best interest of the subsidiary bank. Restructured loans are loans on which interest is being accrued at less than the original contractual rate of interest because of the inability of the borrower to service the obligation under the original terms of the agreement. Income is accrued at the lower rate so long as the borrower is current under the revised terms and conditions of the agreement.
     The Corporation follows Statement of Financial Accounting Standard No. 114 "Accounting by Creditors for Impairment of a Loan" (FAS 114) and Statement of Financial Accounting Standard No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (FAS 118). A loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. FAS 114 and FAS 118 do not apply to certain groups of small-balance homogenous loans which are collectively evaluated for impairment and are generally represented by consumer and residential mortgage loans or loans which are measured at fair value or at the lower of cost or market. The Corporation generally identifies impaired loans within the non-accrual and restructured commercial and commercial real estate portfolios on an individual loan-by-loan basis. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.
     Certain non-refundable loan fees and direct costs of loan origination are deferred at the time a loan is originated. Net deferred loan fees are recognized as yield adjustments over the contractual life of the loan using the interest method.

ALLOWANCE FOR POSSIBLE LOAN LOSSES - The allowance for possible loan losses is increased by provisions charged to operating expense and decreased by charge-offs, net of recoveries, and is available for losses incurred on loans.
     The allowance is based on factors that include overall composition of loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's best judgment, deserve evaluation in estimating potential loan losses.
     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the subsidiary bank's allowance for possible loan losses. Such agencies may require the subsidiary bank to recognize additions to the allowance for possible loan losses based on their judgment of information available to them at the time of their examination.

SALES OF FIRST MORTGAGE LOANS AND LOAN SERVICING - The subsidiary bank sells first mortgage loans on a non-recourse basis with yield rates to the buyer based upon the current market rates which may differ from the contractual rate on the loans sold. At the time that loans are sold (servicing retained), a gain or loss is recorded which reflects the difference between the assumed cash flow (prepayments are estimated) to be generated by the contractual interest rates of the loans sold and the assumed cash flow resulting from the yield to be paid to the purchaser, adjusted for servicing and discounted to reflect present value. Loan servicing fees are recognized over the lives of the related loans. Loan servicing costs are charged to expense as incurred. Loans held for sale are stated at the lower of aggregate cost or market. Real estate loans serviced for others are not included in the accompanying consolidated balance sheets.
     At December 31, 1997 the fair value of the originated mortgage servicing rights was $197 and is amortized in future periods in proportion to, and over the period of, estimated net servicing income similar to the interest method using an accelerated amortization method. The amortization of capitalized mortgage servicing rights is reflected in the statements of income as a reduction to loan servicing fees and other charges.
     Effective January 1, 1997, the Corporation adopted Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The application of this Statement did not have a material impact on the consolidated financial statements.

PREMISES AND EQUIPMENT - Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows: buildings, fifteen to forty years; furniture and equipment, three to fifteen years. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated from the accounts, and the resulting gains or losses are reflected in income.

COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED - The cost in excess of the fair value (goodwill) of net assets acquired is being amortized over a fifteen-year period.

OTHER REAL ESTATE - Other real estate, which is included in other assets in the consolidated balance sheets, represents assets to which the Corporation's subsidiary bank has acquired legal title in satisfaction of indebtedness. Such real estate is recorded at cost or its fair market value at the date of acquisition, less estimated selling costs, whichever is lower. Subsequent declines in estimated fair market value, based on changes in market conditions, are recorded as expenses as incurred. Gains or losses on the disposition of other real estate are recorded in other expense in the period in which they are realized.

EMPLOYEE BENEFIT PLANS - The subsidiary bank has a defined contribution investment (401k) plan. Under this plan, employees may elect to contribute, on a tax-deferred basis, up to ten percent of their salary. In addition, the subsidiary bank will match employees' contributions up to three percent of each employee's salary.

     The subsidiary bank also has a stock purchase program in which the employee contributes through payroll deductions. These amounts are pooled and used to purchase shares of the Corporation's common stock on a quarterly basis.
     Additionally, the subsidiary bank has a profit sharing plan. Annual contributions to the subsidiary bank's plan are based on a formula. The total contribution is at the discretion of the Board of Directors.

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

NET INCOME PER SHARE - In February 1997, the FASB issued Statement 128, "Earnings Per Share" (FAS 128). FAS 128 supersedes APB Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS.
     Net income per share of common stock for the year ended December 31, 1997 has been calculated according to the guidelines of FAS 128 and earnings per share of common stock for the years ended December 31, 1996 and 1995 have been restated to conform with FAS 128.
     Basic income per share is computed by dividing net income by the weighted average number of shares outstanding during the year which were 2,709,213, 2,720,511, and 2,713,558 for 1997, 1996, and 1995, respectively. There were no common stock equivalents during any of these years.

CASH FLOWS - For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

IMPACT OF NEW ACCOUNTING STANDARDS - In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. FAS 130 is effective for both interim and annual periods beginning after December 15, 1997, and is not expected to have a material impact on the Corporation.
     In June 1997, the FASB issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for financial periods beginning after December 15, 1997, and is not expected to have a material impact on the Corporation.

2. CASH AND DUE FROM BANKS
     The average compensating balances held at correspondent banks during 1997, 1996, and 1995 were $7,869, $3,738, and $3,703, respectively. The subsidiary bank maintains such compensating balances with correspondent banks to offset charges for services rendered by those banks. In addition, the Federal Reserve Bank required the subsidiary bank to maintain average balances of approximately $1,602, $2,013, and $1,334, for 1997, 1996, and 1995, respectively, as a reserve requirement.

3. INVESTMENT SECURITIES
     The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type at December 31 were as follows:

                                                               1997
                                                     GROSS             GROSS     ESTIMATED
                                        AMORTIZED  UNREALIZED        UNREALIZED    FAIR
                                          COST       GAINS             LOSSES      VALUE
                                        ---------  ----------        ----------  ---------
Available-for-sale:
   United States Treasury                $ 34,651      $  120          $  (1)     $ 34,770
   United States Government Agencies       29,331          95            (57)       29,369
   State and municipal                     19,371         764            -0-        20,135
   Collateralized mortgage obligations     20,677          39           (111)       20,605
   Other securities                         2,164         -0-             (1)        2,163
                                        ---------  ----------        ----------  ---------
       Total                              106,194       1,018           (170)      107,042
                                        ---------  ----------        ----------  ---------
Held-to-maturity:
   State and Municipal                     12,498         187            (24)       12,661
                                        ---------  ----------        ----------  ---------
       Total                             $118,692      $1,205          $(194)     $119,703
                                        =========  ==========        ==========  =========

                                                               1996
                                                     GROSS             GROSS     ESTIMATED
                                        AMORTIZED  UNREALIZED        UNREALIZED    FAIR
                                          COST       GAINS             LOSSES      VALUE
                                        ---------  ----------        ----------  ---------
Available-for-sale:
   United States Treasury                $ 45,150      $  137            $ (20)   $ 45,267
   United States Government Agencies       28,249         112             (186)     28,175
   State and municipal                     19,221         434              (14)     19,641
   Collateralized mortgage obligations     11,141          90              (94)     11,137
   Other securities                         1,677           2               (6)      1,673
                                        ---------  ----------        ----------  ---------
       Total                              105,438         775             (320)    105,893
                                        ---------  ----------        ----------  ---------
Held-to-maturity:
   State and Municipal                     11,135          94              (94)     11,135
                                        ---------  ----------        ----------  ---------
       Total                             $116,573      $  869            $(414)   $117,028
                                        =========  ==========        ==========  =========

(dollar amounts in thousands except per share data)

Maturities of investment securities classified as available-for-sale and held-to-maturity were as follows at December 31, 1997:



                                                              ESTIMATED
                                                   AMORTIZED    FAIR
                                                     COST       VALUE
                                                   ---------  ---------
        Available-for-sale:
           Due in one year or less                  $ 28,669   $ 28,723
           Due after one year through five years      35,774     36,023
           Due after five years through ten years      1,023      1,045
           Due after ten years                        12,017     12,557
                                                   ---------  ---------
                                                      77,483     78,348
                                                   ---------  ---------
           Mortgage-backed securities                  6,071      6,126
           Collateralized mortgage obligations        20,677     20,605
           Other (no stated maturity)                  1,963      1,963
                                                   ---------  ---------
                                                    $106,194   $107,042
                                                   =========  =========
        Held-to-maturity:
           Due in one year or less                  $  2,793   $  2,798
           Due after one year through five years       7,258      7,323
           Due after five years through ten years      1,407      1,459
           Due after ten years                         1,040      1,081
                                                   ---------  ---------
                                                    $ 12,498   $ 12,661
                                                   =========  =========



     Proceeds from sales of investment securities available-for-sale during 1997, 1996, and 1995 were $6,586, $2,318, and $16,991, respectively. Gross gains of $108 in 1997, $15 in 1996, and $238 in 1995; and gross losses of $11 in 1997, $13 in 1996, and $209 in 1995, were realized on those sales. There were no sales of investment securities held-to-maturity during 1997, 1996, and 1995.
     As of December 31, 1997, 1996, and 1995, the Corporation had $5.3, $9.6, and $11.8 million, respectively, in structured notes, as defined by regulatory agencies. These securities are obligations of U.S. Government agencies and are comprised primarily of step-up bonds and deleveraged bonds. Step-up bonds initially pay an above-market yield for a short non-call period; if not called, the security steps up to a higher coupon rate. The higher initial yield is received because the investor has implicitly sold a call option. Deleveraged bonds pay interest according to a formula based upon a fraction of an increase of a specified index, such as the Constant Maturity Treasury Rate (CMT). The deleveraging multiplier, for example 50% of the 10 year CMT, causes the coupon to lag overall movements in market yields. These securities are carried in the Corporation's available-for-sale portfolio and had unrealized losses of $25, $119, and $295 at December 31, 1997, 1996, and 1995, respectively, and will mature by March 31, 1999.
     Certain investment securities are pledged to secure public and trust deposits, and for other purposes required or permitted by law. The book value of these pledged assets at December 31, 1997, 1996, and 1995 was $77,273, $68,072, and $63,694, respectively.
     The Corporation did not hold any securities of any one issuer, other than United States Treasury and Agency obligations, for which the aggregate book value exceeded 10% of stockholders' equity during any of the periods presented.

4. LOANS
     The composition of the loan portfolio as of December 31 was as follows:



Gross Loans:                          1997           1996

   Commercial                       $43,566       $ 38,410
   Agricultural                      38,991         36,030
   Real estate-construction           6,030          4,160
   Real estate-mortgage             148,658        142,004
   Installment                       37,480         37,514
                                   --------       --------
     Total                         $274,725       $258,118
                                   ========       ========

     Changes in the allowance for possible loan losses for the years ended December 31 were as follows:






                                       1997             1996             1995
   Balance, January 1               $ 1,630         $  2,034          $ 2,100
   Provision (credit) for
     possible loan losses               590               41             (101)
   Recoveries of loans
     previously charged off             616              920              598
   Loans charged off                 (1,006)          (1,365)            (563)
                                   --------        ---------         --------
   Balance, December 31             $ 1,830         $  1,630          $ 2,034
                                   ========        =========         ========



     Loans on non-accrual status at December 31, 1997, 1996, and 1995 were $810, $1,157, and $808, respectively. Interest income that would have been recorded on these loans had they remained current was approximately $75, $93, and $49, respectively.
     At December 31, 1997, 1996, and 1995, the recorded investment in loans for which impairment has been recognized in accordance with FAS 114 totaled $489, $624, and $189, respectively, all of which related to impaired loans which do not require a related allowance for possible loan losses because the carrying value of the loans exceeds the discounted present value of expected future cash flows. For the year ended December 31, 1997, 1996, and 1995, the average recorded investment in impaired loans was approximately $596, $380, and $195, respectively. Interest recognized on impaired loans during the portion of the year that they were impaired was not considered material.

     The Corporation's subsidiary bank had loans outstanding to directors, executive officers and to their related interests (related parties) of the Corporation and its subsidiary of approximately, $1,639, $1,735, and $1,180 at December 31, 1997, 1996, and 1995, respectively. These loans were made in the ordinary course of business on the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility. An analysis of the 1997 activity in loans made to directors, executive officers or principal holders of common stock or to any associate of such persons for which the aggregate to any such person exceeds $60,000 is as follows:

    Balance                                Balance
January 1, 1997  Additions  Payments  December 31, 1997
---------------  ---------  --------  -----------------
     $1,735        $866       $962          $1,639

     The Corporation services loans with unpaid principal balances at December 31, 1997, 1996, and 1995 of approximately $42,399, $36,649, and $33,072, respectively. Additionally, the fair value of the originated mortgage servicing rights was $197, $151, and $72 at December 31, 1997, 1996, and 1995,
respectively.

5. PREMISES AND EQUIPMENT
     As of December 31, the components of premises and equipment (at cost), less accumulated depreciation, were as follows:

                                                1997     1996
                Land                           $ 2,040  $ 2,040
                Buildings                       10,184   10,051
                Furniture and Equipment          6,013    5,665
                                               -------  -------
                                                18,237   17,756
                Less accumulated depreciation    9,485    8,609
                                               -------  -------
                    Total                      $ 8,752  $ 9,147
                                               =======  =======

     Depreciation expense charged to operating expense for 1997, 1996, and 1995 was $864, $908, and $803, respectively.

6. DEPOSITS
     As of December 31, the aggregate amounts of time deposits in denominations of $100 or more and the total interest expense for this category of time deposits were as follows:

                                                   1997     1996     1995

Amount                                           $40,420  $34,712  $35,171
Interest expense for the year                      2,162    2,078    1,978
Total interest expense on deposits was
  as follows:

                                                   1997     1996     1995

Interest-bearing demand                          $ 2,420  $ 2,016  $ 2,310
Savings                                            1,631    1,587    1,497
Time                                              10,665   10,170    9,906
                                                 -------  -------  -------
     Total                                       $14,716  $13,773  $13,713
                                                 =======  =======  =======


7. SHORT-TERM BORROWINGS
     As of December 31, short-term borrowings consisted of the following:


                                            1997             1996
                                               WEIGHTED         WEIGHTED
                                               AVERAGE          AVERAGE
                                      AMOUNT    RATE    AMOUNT   RATE
                                      -------  -------- ------- --------
Customer repurchase agreements        $ 9,771    4.90%  $11,597  5.03%
Advances from the Federal Home Loan
  Bank of Chicago due:
    September 22, 2000                    443    6.21       -0-    --
    June 18, 2002                         697    6.46       -0-    --
Interest-bearing demand notes issued
  to the U.S. Treasury                  2,326    5.53     1,940  5.83
                                      -------  -------- ------- --------
    Total                             $13,237    5.14%  $13,537  5.14%
                                      =======  ======== ======= ========


     The subsidiary bank has adopted a collateral pledge agreement whereby the bank has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank of Chicago (FHLB). All stock in the FHLB is pledged as additional collateral for these advances.

8. LONG-TERM BORROWINGS
     The Corporation's long-term borrowings consisted of a note payable in the amount of $3,750 and $4,350 at December 31, 1997 and 1996, respectively. The demand note carries a floating interest rate equal to the lender's prime rate (8.75% at December 31, 1997) and is secured by 100% of the stock of the subsidiary bank. Scheduled payments are $600 annually through 2003, and $150 in 2004.

(dollar amounts in thousands except per share data)

9. INCOME TAXES
Income tax expense (benefit) attributable to income from operations consisted of:

                                  CURRENT      DEFERRED      TOTAL
                                  -------      --------    ---------
Year ended December 31, 1997:
  U.S. Federal                     $1,733       $(208)       $1,525
Year ended December 31, 1996:
  U.S. Federal                     $1,028       $  18        $1,046
Year ended December 31, 1995:
  U.S. Federal                      $(415)      $(409)       $ (826)


     There were no state income taxes for 1997, 1996 or 1995.
     Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income from operations as a result of the following:

                                        1997     1996     1995
                                        ----     ----     ----

Computed "expected" tax expense        $2,000   $1,521   $(159)
Increase (decrease) in income
 taxes resulting from:
  Tax-exempt income                      (582)    (554)   (511)
  Non-deductible interest expense          77       68      45
  Goodwill amortization                    87       75      84
  Other, net                              (57)     (64)   (285)
                                       ------   ------   -----
                                       $1,525   $1,046   $(826)
                                       ======   ======   =====



     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

 Deferred tax assets:                         1997    1996
                                             -----   -----
   Deferred directors' fees                   $124    $120
   State NOL carryforwards                     161     349
   Other, net                                   13      15
                                             -----   -----
      Total gross deferred tax assets          298     484
      Less: valuation allowance                (13)   (148)
                                             -----   -----
      Net deferred tax assets                  285     336
                                             -----   -----
 Deferred tax liabilities:
   Plant and equipment, principally due to
      differences in depreciation             (197)   (157)
   Provision for possible loan losses         (282)   (436)
   Accretion                                   (73)    (76)
   Core deposits                               -0-     (52)
   Unrealized gain on investment securities
      available-for-sale                      (288)   (155)
   Purchase accounting adjustments             (24)   (114)
                                             -----   -----
      Total gross deferred tax liabilities    (864)   (990)
                                             -----   -----
      Net deferred tax liabilities           $(579)  $(654)
                                             =====   =====


     At December 31, 1997, the Corporation has net operating loss carryforwards for state income tax purposes of approximately $3,800 which expire in the years 2008-2010 and are available to offset future state taxable income.
     The valuation allowance for deferred tax assets at December 31, 1997 was $13. The net change in the total valuation allowance for the year ended December 31, 1997 was a decrease of $135. Management believes that it is more likely than not that the deferred tax assets, net of the valuation allowances, will be realized.

10. REGULATORY MATTERS
     The Corporation and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of each entities' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and its subsidiary bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average adjusted assets. As of December 31, 1997 and 1996, the Corporation and its subsidiary bank were all categorized as well capitalized under the regulatory framework.
     The most recent notification, February 20, 1997, from the federal banking agencies categorized the Corporation and the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation and the subsidiary bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that have changed the Corporation's or the subsidiary bank's category.

     The Corporation's and the subsidiary bank's actual capital amounts and ratios as of December 31, 1997 and 1996 were as follows:

                                                                                        TO BE WELL
                                                                                     CAPITALIZED UNDER
                                                                   FOR CAPITAL       PROMPT CORRECTIVE
                                                  ACTUAL        ADEQUACY PURPOSES:   ACTION PROVISIONS

                                              AMOUNT   RATIO    AMOUNT      RATIO     AMOUNT     RATIO
-------------------------------------------------------------------------------------------------------
As of December 31, 1997:
Total Capital (to risk-weighted assets):
    Princeton National Bancorp, Inc.          $38,843   13.88%   $22,384    8.00%    $27,980     10.00%
    Citizens First National Bank               40,948   14.66     22,347    8.00      27,934     10.00
Tier 1 Capital (to risk-weighted assets):
    Princeton National Bancorp, Inc.          $37,013   13.23%   $11,192    4.00%    $16,788      6.00%
    Citizens First National Bank               39,118   14.00     11,174    4.00      16,760      6.00
Tier 1 Capital (to average adjusted assets):
    Princeton National Bancorp, Inc.          $37,013    8.78%   $16,863    4.00%    $21,078      5.00%
    Citizens First National Bank               39,118    9.30     16,832    4.00      21,040      5.00
-------------------------------------------------------------------------------------------------------
                                                                                          TO BE WELL
                                                                                      CAPITALIZED UNDER
                                                                   FOR CAPITAL        PROMPT CORRECTIVE
                                                  ACTUAL        ADEQUACY PURPOSES:    ACTION PROVISIONS

                                              AMOUNT   RATIO    AMOUNT      RATIO     AMOUNT      RATIO
---------------------------------------------------------------------------------------------------------
As of December 31, 1996:
Total Capital (to risk-weighted assets):
    Princeton National Bancorp, Inc.          $36,121   13.88%   $20,824   8.00%     $26,029     10.00%
    Citizens First National Bank               38,185   14.57     20,964   8.00       26,205     10.00
Tier 1 Capital (to risk-weighted assets):
    Princeton National Bancorp, Inc.          $34,491   13.25%   $10,412   4.00%     $15,618      6.00%
    Citizens First National Bank               36,555   13.95     10,482   4.00       15,723      6.00
Tier 1 Capital (to average adjusted assets):
    Princeton National Bancorp, Inc.          $34,491    8.59%   $16,486   4.00%     $20,607      5.00%
    Citizens First National Bank               36,555    8.91     16,413   4.00       20,517      5.00
-------------------------------------------------------------------------------------------------------


11. EMPLOYEE BENEFIT PLANS
     The subsidiary bank's contribution to the defined contribution investment
(401k) plan for 1997, 1996, and 1995 was $124, $129, and $124, respectively.
     The cost of the profit sharing plan charged to operating expense for 1997, 1996, and 1995 was $222, $162, and $9, respectively.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS
     Statement of Financial Accounting Standards No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in FAS 107. Many of the Corporation's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Corporation's general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities except for loans held-for-resale and available-for-sale securities. Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Corporation for the purposes of this disclosure.
     Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at December 31, 1997 and 1996, were as follows:

                                           1997                   1996
                                  ---------------------  ----------------------
                                  AMORTIZED      FAIR    AMORTIZED       FAIR
                                     COST       VALUE       COST        VALUE
-------------------------------------------------------------------------------
FINANCIAL ASSETS:
   Cash and due from banks         $ 21,268    $ 21,268   $ 18,033     $ 18,033
   Federal funds sold                11,900      11,900      3,100        3,100
   Investment securities            118,692     119,703    116,573      117,028
   Loans, net                       274,351     274,350    259,150      259,007
   Accrued interest receivable        5,808       5,808      5,725        5,725
                                   --------    --------   --------     --------
     Total Financial Assets        $432,019    $433,029   $402,581     $402,893
-------------------------------------------------------------------------------
FINANCIAL LIABILITIES:
   Non-interest-bearing
     demand deposits               $ 42,333    $ 42,333   $ 41,258     $ 41,258
   Interest-bearing deposits        343,607     345,087    317,443      318,681
   Short-term borrowings             13,237      13,237     13,537       13,537
   Accrued interest payable           2,357       2,357      1,937        1,937
   Long-term borrowings               3,750       3,750      4,350        4,350
                                   --------    --------   --------     --------
     Total Financial Liabilities   $405,284    $406,764   $378,525     $379,763
-------------------------------------------------------------------------------

(dollar amounts in thousands except per share data)

     Financial instruments actively traded in a secondary market have been valued using quoted available market prices. Cash and due from banks, interest-bearing time deposits in other banks, federal funds sold, loans held-for-sale and interest receivable are valued at book value which approximates fair value.
     Financial liability instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar liabilities. Interest payable is valued at book value which approximates fair value.
     Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.
     The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is the current rate at which similar loans would be made to borrowers with similar credit ratings, same remaining maturities, and assumed prepayment risk.
     Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
     The Corporation's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Corporation's core deposit base is required by FAS 107. Because the Corporation's 1997 cost of funds compares favorably with alternative funding sources available to the Corporation, the relationship value of these liabilities is believed by management to be significant. There is no material difference between the notional amount and the estimated fair value of off balance-sheet items which total $62,555 and $58,072 at December 31, 1997 and December 31, 1996 respectively, and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.
     Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the subsidiary bank has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, brokerage network, deferred tax liabilities, property, plant, equipment, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.
     Management is concerned that reasonable comparability among financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made, given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

13. UNDISTRIBUTED EARNINGS OF SUBSIDIARY BANK
     National banking regulations and capital guidelines limit the amount of dividends that may be paid by banks. During 1998, these regulations and guidelines will permit the subsidiary bank of the Corporation to distribute approximately $3,719 plus the 1998 income of the bank, without prior approval from the national banking regulators. Future dividend payments by the subsidiary bank would be dependent on individual regulatory capital requirements and levels of profitability. Since the Corporation is a legal entity, separate and distinct from the bank, the dividends of the Corporation are not subject to such bank regulatory guidelines.

14. COMMITMENTS AND CONTINGENCIES
     The subsidiary bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the subsidiary bank has in particular classes of financial instruments.
     The subsidiary bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. At December 31, 1997, commitments to extend credit and standby letters of credit were approximately $61,713 and $842, respectively.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the subsidiary bank upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant and equipment, and income-producing properties.
     Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank secures the standby letters of credit with the same collateral used to secure the loan.
     There are various claims pending against the Corporation's subsidiary bank, arising in the normal course of business. Management believes, based upon consultation with counsel, that liabilities arising from these proceedings, if any, will not be material to the Corporation's financial position.

15. SUBSIDIARY BANK TRUST DEPARTMENT
     During the first quarter of 1995, the Corporation's subsidiary bank decided to reimburse trust customers for losses in the market value of various inverse floater securities held in their trust accounts. These losses were a result of increases in interest rates which both extended the expected average life and lowered the market value of these securities. As a result of reimbursing customers for the market value loss, the Corporation recorded charges totaling $5,043 ($3,126 after tax) to 1995 earnings.
     In addition to the first quarter reimbursement, following a comprehensive review of the subsidiary bank's trust department, a plan was implemented during the third quarter of 1995 to provide for the purchase, on an ongoing basis, of selected securities from the subsidiary bank's trust department by the Corporation. These securities were purchased at the higher of current market value or original cost to the individual trust customer. Purchased securities were held by the Corporation in an available-for-sale account and sold as market conditions permitted. The excess, if any, of the cost of these securities to the Corporation over the market value was expensed at the time of the purchase, resulting in a negative effect on current income. For the years ended December 31, 1996 and 1995, the Corporation incurred losses of $26 and $189, respectively, relating to the purchase of these securities. There were no additional purchases in 1997. However, during 1997, the remainder of the securities was sold resulting in a net gain of $2. The losses in previous years may be offset in the future by possible proceeds from claims that have been filed with the insurance carrier by the Corporation.

16. ACQUISITION
     On June 7, 1996, the Corporation acquired all of the deposits ($24.6 million), equipment, and facility of the Sandwich branch of Superior Bank, FSB (Sandwich). The acquisition of Sandwich was accounted for under the purchase method of accounting and, accordingly, the assets acquired were adjusted to their fair market values as of the acquisition date. Goodwill and prepaid acquisition costs in connection with this acquisition in the amount of $3,002 are being amortized over fifteen years on a straight-line basis. Additionally, a three-year not-to-compete covenant was also established in the amount of $100, and is being amortized on a straight-line basis.

17. POST-RETIREMENT BENEFITS OTHER THAN PENSIONS
     The Corporation offers their retirees the opportunity to continue benefits in the subsidiary bank's Employee Health Benefit Plan provided the retiree agrees to pay a portion of their monthly premiums. The Corporation's level of contribution is based upon an age and service formula and will provide benefits to active participants until age 65. The components of the 1997, 1996, and 1995 net periodic post-retirement benefit cost are shown below:


                                           1997  1996  1995

Service cost                               $ 27  $ 26  $ 24
Interest cost                                25    23    23
Net amortization of transition obligation    16    16    16
                                           ----  ----  ----
Net periodic post-retirement benefit cost  $ 68  $ 65  $ 63
                                           ====  ====  ====


     As of December 31, 1997, 1996, and 1995 the accumulated post-retirement benefit obligation totaled $349, $328, and $327, respectively. For measurement purposes, a 10% annual rate of increase in the cost of covered benefits (health care cost trend rate) was assumed for 1997, 1996, and 1995 and the rate was further assumed to decline to 5% after six years. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7% at December 31, 1997, 1996, and 1995.

18. CONDENSED FINANCIAL INFORMATION OF PRINCETON NATIONAL BANCORP, INC. The following condensed financial statements are presented for the
Corporation alone (that is, without consolidation of the subsidiary bank's financial information).

                            CONDENSED BALANCE SHEETS

                                                          DECEMBER 31
                                                       -----------------
                                                         1997     1996
   ASSETS
   Cash                                                $    14   $    87
   Interest-bearing deposits in subsidiary bank            530       938
   Other assets                                            516     1,636
   Investment in subsidiary bank                        44,435    41,886
                                                       -------   -------
   TOTAL ASSETS                                        $45,495   $44,547
                                                       =======   =======
   LIABILITIES
   Long-term borrowings                                $ 3,750   $ 4,350
   Other liabilities                                      (923)      -0-
                                                       -------   -------
           TOTAL LIABILITIES                             2,827     4,350
                                                       -------   -------
   STOCKHOLDERS' EQUITY
   Common stock                                         13,800    13,800
   Surplus                                               6,235     6,193
   Retained earnings                                    23,469    20,250
   Unrealized gain on investment securities
    available-for-sale                                     560       300
   Less: Cost of treasury shares                        (1,396)     (346)
                                                       -------   -------
           TOTAL STOCKHOLDERS' EQUITY                   42,668    40,197
                                                       -------   -------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $45,495   $44,547
                                                       =======   =======

(dollar amounts in thousands except per share data)

                         CONDENSED STATEMENTS OF INCOME

                                                      FOR THE YEARS ENDED DECEMBER 31
                                                      -------------------------------
                                                        1997        1996        1995

INCOME
Dividends received from subsidiary bank                $2,400     $ 2,350      $3,550
Interest income                                            62         145          47
Gain on sale of investment securities                       2           1           3
Other income                                                1         -0-          13
                                                       ------     -------      ------
         TOTAL INCOME                                   2,465       2,496       3,613
                                                       ------     -------      ------
EXPENSES
Interest expense                                          353         421         454
Amortization of goodwill and other intangible assets       63          63          63
Loss on purchase of investment securities                 -0-          26         189
Other expenses                                            118         137          91
                                                       ------     -------      ------
         TOTAL EXPENSES                                   534         647         797
                                                       ------     -------      ------
Income before income taxes and equity
 in undistributed income of subsidiary bank             1,931       1,849       2,816
Applicable income taxes (benefit)                        (138)       (149)       (228)
                                                       ------     -------      ------
Income before equity in undistributed income
 of subsidiary bank                                     2,069       1,998       3,044

Equity in undistributed income (loss) of
 subsidiary bank                                        2,290       1,429      (2,686)
                                                       ------     -------      ------
         NET INCOME                                    $4,359      $3,427        $358
                                                       ======     =======      ======
         NET INCOME PER SHARE:
                   Basic                                $1.61       $1.26       $0.13
                   Diluted                              $1.61       $1.26       $0.13
         Weighted average shares outstanding        2,709,213   2,720,511   2,713,558

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                      FOR THE YEARS ENDED DECEMBER 31
                                                      -------------------------------
                                                        1997        1996         1995

Operating activities:
   Net income                                         $4,359      $3,427        $ 358
   Adjustments to reconcile net income to
    net cash provided by operating activities:
       Amortization of investment securities,
         net of accretion                                 (1)         (4)          (1)
       (Gain) loss on securities transactions, net        (2)         26          186
       Equity in undistributed (income) loss          (2,290)     (1,429)       2,686
       Amortization of goodwill
         and other intangible assets                      63          63           63
       Decrease (increase) in other assets               261        (987)         (21)
       (Decrease) increase in other liabilities       (1,056)          7         (153)
                                                      -------     -------      -------
                  NET CASH PROVIDED BY
                  OPERATING ACTIVITIES                 1,334       1,103        3,118
                                                      -------     -------      -------
Investing activities:
   Proceeds from sales of investment securities
    available-for-sale                                   925       1,067          281
   Proceeds from maturities of investment securities
    available-for-sale                                     8         196            2
   Purchase of investment securities
    available-for-sale                                   -0-        (373)      (2,309)
                                                      -------     -------      -------
                  NET CASH PROVIDED (USED) BY
                  INVESTING ACTIVITIES                   933         890       (2,026)
                                                      -------     -------      -------
Financing activities:
   Payments for long-term borrowings                    (600)     (1,350)        (600)
   Proceeds from long-term borrowings                    -0-       1,000          -0-
   Sale of treasury stock                                 76         101          109
   Purchase of treasury stock                         (1,084)        -0-          -0-
   Dividends paid                                     (1,140)     (1,034)        (977)
                                                      -------     -------      -------
                  NET CASH USED BY
                  FINANCING ACTIVITIES                (2,748)     (1,283)      (1,468)
                                                      -------     -------      -------
(Decrease)  increase in cash and cash equivalents       (481)        710         (376)
Cash and cash equivalents at beginning of year         1,025         315          691
                                                      -------     -------      -------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $  544      $1,025        $ 315
                                                      =======     =======      =======

 KPMG  Peat Marwick LLP

 The Board of Directors and Stockholders
 Princeton National Bancorp, Inc.
 Princeton, Illinois

 We have audited the accompanying consolidated balance sheets of Princeton National Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Princeton National Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

 /s/ KPMG Peat Marwick LLP
 Chicago, Illinois
 January 30, 1998

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information regarding executive officers of the Corporation is included as a Supplementary Item at the end of Part I of this Form 10- K.

    Information regarding executive officers and directors of the Corporation is included in the Corporation's Definitive Proxy Statement for the Annual
Meeting of Stockholders to be held April 14, 1998 (the "Proxy Statement" under the caption "Proposal 1-Election of Directors"), which information is hereby incorporated by reference herein.

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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)(1) The following is a list of the Financial Statements included in Part II, Item 8 of this report:

         Consolidated Balance Sheets as of December 31, 1997 and 1996.

         Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995.

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Corporation for the quarter ended December 31, 1997.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PRINCETON NATIONAL BANCORP, INC.

                                    By:  /s/ Tony J. Sorcic
                                         --------------------------------
                                             Tony J. Sorcic
                                    President and Chief Executive Officer

                                    Date:  March 23, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                        Title                      Date
             ---------                        -----                      ----
/s/  Tony J. Sorcic                    President and Chief Executive
-------------------------------------  Officer and Director
     Tony J. Sorcic                    (Principal Executive Officer)

/s/  Todd D. Fanning                   Controller
-------------------------------------  (Principal Accounting and
     Todd D. Fanning                   Financial Officer

                                       Chairman of the Board
-------------------------------------
     Thomas R. Lasier

/s/  Don S. Browning                   Director
-------------------------------------
     Don S. Browning

                                       Director
-------------------------------------
     John R. Ernat

                                       Director
-------------------------------------
     Donald E. Grubb

/s/  Dr. Harold C. Hutchinson, Jr.     Director
-------------------------------------
     Dr. Harold C. Hutchinson, Jr.

                                       Director
-------------------------------------
     Thomas M. Longman

/s/  Stephen W. Samet                  Director
-------------------------------------
     Stephen W. Samet

                                       Director
-------------------------------------
     Ervin I. Pietsch

/s/  Craig O. Wesner                   Director
-------------------------------------
     Craig O. Wesner


                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           EXHIBIT
-------          -------
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