Form 10-Q
period 1998-03-31
PRINCETON NATIONAL BANCORP INC
filed 1998-05-15
CIK 707855

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998


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


         As of April 21, 1998, the registrant had outstanding 4,010,238 shares of its $5 par value common stock.

                        PART I: FINANCIAL INFORMATION

        The consolidated financial statements of Princeton National Bancorp, Inc. and Subsidiary and management's discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

            Schedule 1:  Consolidated Balance Sheets
            Schedule 2:  Consolidated Statements of Income and Comprehensive
                         Income
            Schedule 3:  Consolidated Statements of Stockholders' Equity
            Schedule 4:  Consolidated Statements of Cash Flows
            Schedule 5:  Note to Consolidate Financial Statements
            Schedule 6:  Management's discussion and Analysis of
                         Financial Condition and Results of Operatons



                           PART II: OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits :

         27 - Financial Data Schedule for the period ended March 31, 1998.


     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.







                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PRINCETON NATIONAL BANCORP, INC.


Date:  May 13, 1998                      By /s/ Tony J. Sorcic
                                            ---------------------------------
                                            Tony J. Sorcic
                                            President & Chief Executive Officer


Date:  May 13, 1998                      By /s/ Todd D. Fanning
                                            ---------------------------------
                                            Todd D. Fanning
                                            Chief Financial Officer

                                                                      Schedule 1

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                        March 31,        December 31,
                                                                          1998              1997
                                                                       ----------        ------------
                                                                      (Unaudited)
ASSETS
Cash and due from banks                                                $  16,940         $  21,268
Short-term funds                                                          10,396            11,900
Loans held for sale                                                        2,180             1,576
Investment securities:
      Available-for-sale, at fair value                                  110,464           107,042
      Held-to-maturity (fair value of $12,982 and $12,661 at
          March 31, 1998 and December 31, 1997, respectively)             12,823            12,498
                                                                       ---------         ---------
          Total investment securities                                    123,287           119,540
                                                                       ---------         ---------
 Loans:
      Gross loans                                                        268,956           274,725
      Less: Unearned interest                                                (93)             (120)
                Allowance for possible loan losses                        (1,746)           (1,830)
                                                                       ---------         ---------
           Net loans                                                     267,117           272,775
                                                                       ---------         ---------
Premises and equipment                                                     8,741             8,752
Interest receivable                                                        5,028             5,808
Goodwill and intangible assets, net of accumulated amortization            5,193             5,272
Other assets                                                               2,919             2,769
                                                                       ---------         ---------
         TOTAL ASSETS                                                  $ 441,801         $ 449,660
                                                                       =========         =========
LIABILITIES
Deposits:
     Demand                                                            $  36,633         $  42,333
     Interest-bearing demand                                              85,517            87,364
     Savings                                                              54,094            52,193
     Time                                                                198,091           204,050
                                                                       ---------         ---------
            Total deposits                                               374,335           385,940

Short-term borrowings                                                     16,264            13,237
Long-term borrowings                                                       3,600             3,750
Other liabilities                                                          4,319             4,065
                                                                       ---------         ---------
       TOTAL LIABILITIES                                                 398,518           406,992
                                                                       ---------         ---------
STOCKHOLDERS' EQUITY
Common stock:  $5 par value, 7,000,000 shares
     authorized and 4,139,917 issued at March 31, 1998
     and December 31, 1997                                                20,700            13,800
Surplus                                                                    6,235             6,235
Retained earnings                                                         17,380            23,469
Accumulated other comprehensive income, net of tax                           487               560
Less: Cost of 129,679 treasury shares at March 31, 1998
     and 123,604 treasury shares at December 31, 1997                     (1,519)           (1,396)
                                                                       ---------         ---------
       TOTAL STOCKHOLDERS' EQUITY                                         43,283            42,668
                                                                       ---------         ---------
       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                        $ 441,801         $ 449,660
                                                                       =========         =========


           See accompanying note to consolidated financial statements

                                                                      Schedule 2


               PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME


       (Unaudited)                                                 For the Three Months
(In thousands, except share data)                                     Ended March 31
                                                                  1998               1997
                                                               ---------          ---------
INTEREST INCOME:
     Interest and fees on loans                             $     6,124        $     5,707
     Interest and dividends on investment securities              1,755              1,634
     Interest on short-term funds                                    86                 50
                                                            -----------        -----------
            Total interest income                                 7,965              7,391

INTEREST EXPENSE:
     Interest on deposits                                         3,780              3,398
     Interest on short-term borrowings                              173                 94
     Interest on long-term borrowings                                80                 90
                                                            -----------        -----------

            Total interest expense                                4,033              3,582
                                                            -----------        -----------

NET INTEREST INCOME                                               3,932              3,809
Provision for possible loan losses                                   55                105
                                                            -----------        -----------

NET INTEREST INCOME AFTER PROVISION
     FOR POSSIBLE LOAN LOSSES                                     3,877              3,704

NON-INTEREST INCOME:
     Trust & farm management fees                                   329                309
     Service charges on deposit accounts                            325                320
     Other service charges                                          118                102
     Gain (loss) on sales of securities                              10                 (3)
     Loan servicing fees and other charges                           75                 30
     Other operating income                                          96                 83
                                                            -----------        -----------

            Total non-interest income                               953                841

NON-INTEREST EXPENSE:
     Salaries and employee benefits                               1,804              1,666
     Occupancy                                                      251                249
     Equipment expense                                              196                225
     FDIC/OCC assessments                                            46                  9
     Goodwill and intangible assets amortization                    117                118
     Data processing                                                172                167
     Other operating expense                                        758                658
                                                            -----------        -----------

            Total non-interest expense                            3,344              3,092
                                                            -----------        -----------

INCOME BEFORE INCOME TAXES                                        1,486              1,453
Income tax expense                                                  381                376
                                                            -----------        -----------

Net income                                                  $     1,105        $     1,077
                                                            ===========        ===========


Basic and diluted earnings per share:                              0.28               0.26

Weighted average shares outstanding                           4,013,246          4,085,960

Dividends per share                                                0.08               0.07



           See accompanying note to consolidated financial statements

                                                                      Schedule 2

                PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

      (Unaudited)                                                          For the Three Months
(In thousands, except share data)                                            Ended March 31
                                                                           1998           1997
                                                                        ----------      ---------
Net Income                                                              $ 1,105         $ 1,077

  Other comprehensive income, net of tax

     Unrealized gains on securities:
           Unrealized holding loss arising during the period                (73)           (355)
           Less:  Reclassification adjustment for gains (losses)
                  included in net income                                     10              (3)
                                                                        -------         -------
  Other comprehensive income                                                (83)           (352)
                                                                        -------         -------
Comprehensive income                                                    $ 1,022             725
                                                                        =======         =======


           See accompanying note to consolidated financial statements

                                                                      Schedule 3

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                  For the Three Months
                                                                     Ended March 31
                                                                 1998              1997
                                                               ---------        ---------
                                                                       (In thousands)

Balance, January 1                                             $ 42,668         $ 40,197

     Net income                                                   1,105            1,077
     Cash dividends                                                (294)            (272)
     Other comprehensive income, net of tax                         (73)            (355)
     Purchases of treasury stock                                   (132)               0
     Sales of treasury stock                                          9               11
                                                               --------         --------
Balance, March 31                                              $ 43,283         $ 40,658
                                                               ========         ========

           See accompanying note to consolidated financial statements

                                                                      Schedule 4

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         For the Three Months
                                                                                             Ended March 31
      (In thousands)                                                                      1998             1997
                                                                                       ---------        ----------
OPERATING ACTIVITIES:
     Net income                                                                        $  1,105         $  1,077
     Adjustments to reconcile net income to
          net cash provided by operating activities:
              Depreciation                                                                  153              226
              Provision for possible loan losses                                             55              105
              Amortization of goodwill and other intangible assets                          117              114
              Amortization of premiums (discounts) on
                 investment securities, net of accretion                                     41               40
              (Gain) loss on sales of securities, net                                       (10)               3
              Loans originated for sale                                                  (5,474)            (668)
              Proceeds from sales of loans originated for sale                            4,870              922
              (Decrease) increase in accrued interest payable                               (90)              33
              Decrease in accrued interest receivable                                       780              881
              Increase in other assets                                                     (233)             (50)
              Increase in other liabilities                                                 381              358
                                                                                       --------         --------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,695            3,041
                                                                                       --------         --------

INVESTING ACTIVITIES:
     Proceeds from sales of investment securities available-for-sale                      3,008              241
     Proceeds from maturities of investment securities available-for-sale                 8,904           12,724
     Purchase of investment securities available-for-sale                               (15,476)          (9,279)
     Proceeds from maturities of investment securities held-to-maturity                     506              490
     Purchase of investment securities held-to-maturity                                    (830)            (270)
     Proceeds from sales of other real estate owned                                          45               55
     Net (decrease) increase in loans                                                     5,603           (1,432)
     Purchases of premises and equipment                                                   (142)            (138)
                                                                                       --------         --------
                    NET CASH PROVIDED BY INVESTING ACTIVITIES                             1,618            2,391
                                                                                       --------         --------

FINANCING ACTIVITIES:
     Net decrease in deposits                                                           (11,605)          (1,145)
     Net increase (decrease) in short-term borrowings                                     3,027           (5,965)
     Payments for long-term borrowings                                                     (150)            (150)
     Dividends paid                                                                        (294)            (272)
     Purchase of treasury stock                                                            (132)               0
     Sale of treasury stock                                                                   9               11
                                                                                       --------         --------
                    NET CASH USED FOR FINANCING ACTIVITIES                               (9,145)          (7,521)
                                                                                       --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (5,832)          (2,089)
CASH AND CASH EQUIVALENTS AT JANUARY 1                                                   33,168           21,133
                                                                                       --------         --------
CASH AND CASH EQUIVALENTS AT MARCH 31                                                  $ 27,336         $ 19,044
                                                                                       ========         ========

Supplemental disclosures of cash flow information:
             Cash paid during the period for:
                    Interest                                                           $  3,870         $  3,358
                    Income taxes                                                       $     86         $    150

Supplemental disclosures of non-cash flow activities:
              Amounts transferred to other real estate owned                           $      0         $    108



           See accompanying note to consolidated financial statements

                                                                      Schedule 5



                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                    Note to Consolidated Financial Statements
                                   (Unaudited)



The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by generally accepted accounting principles for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the financial statements and notes included in the Registrant's 1997 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

                                                                      Schedule 6
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998
                                   (UNAUDITED)

         The following discussion provides information about Princeton National Bancorp, Inc.'s (PNB) financial condition and results of operations for the quarter ending March 31, 1998. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. PNB cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied.

STOCK DIVIDEND

         On April 14, 1998, the Board of Directors of PNB declared a three-for-two stock split in the form of a 50% stock dividend to be distributed May 15, 1998 to shareholders of record on April 24, 1998. Each shareholder of record will receive one new share of common stock for each two shares owned as of the record date. Cash will be paid in lieu of fractional shares. Accordingly, all per share data stated in this Form 10-Q has been adjusted to reflect this dividend.

RESULTS OF OPERATIONS

         Net income for the first quarter of 1998 was $1,105,000, or basic earnings per share of $0.28 as compared to net income of $1,077,000 in the first quarter of 1997, or basic earnings per share of $0.26. This represents an increase of $0.02 per share. Annualized return on average assets and return on average equity were 1.02% and 10.47%, respectively, for the first quarter of 1998, compared with 1.05% and 10.82% for the first quarter of 1997.

         Net interest income before any provision for loan losses was $3,932,000 for the first quarter of 1998, compared to $3,809,000 for the first quarter of 1997 (an increase of $123,000 or 3.2%). This increase is a result of an increase in average interest-earning assets from $378.4 million at March
31, 1997, to $409.5 million at March 31, 1998. However, as of March 31, 1998, total loans represented 61.4% of total assets compared with 63.3% as of March 31, 1997. Accordingly, the net yield on interest-earning assets (on a fully taxable equivalent basis) decreased from 4.27% for the first three months of 1997 to 4.08% for the first three months of 1998.

         Non-interest income increased by $112,000 (or 13.3%) during the first quarter of 1998 as compared to the first quarter of 1997, from $841,000 to $953,000. All categories had marginal increases over the same time frame a year ago, notably loan servicing fees increasing $45,000, trust and farm management fees increasing $20,000, and other service charge categories increasing $16,000. Additionally, PNB realized net gains of $10,000 from securities transactions in the first three months of 1998, while realizing net losses of $3,000 in the first three months of 1997 (an improvement to non-interest income of $13,000).

         Non-interest expenses for the first quarter of 1998 were $3,344,000, an increase of $252,000 (or 8.2%) from the first quarter of 1997. This is due mainly to an increase in salaries and employee benefits of $138,000 (8.3%). Additionally, FDIC/OCC premiums increased by $37,000 during the first quarter of 1998, a result of PNB receiving an adjustment during the first quarter of 1997. Also worth noting is an increase in other operating expenses from $658,000 for the first quarter of 1997, to $758,000 for the first quarter of 1998. This is a result of several small increases over many categories of PNB's operating expenses. Offsetting these increases was a $29,000 reduction in equipment expense, primarily reduced depreciation expense.

EARNINGS PER SHARE

         Basic income per share is computed by dividing net income by the weighted average number of shares outstanding which were 4,013,246 and 4,085,960 for the quarters ending March 31, 1998 and 1997, respectively. There were no common stock equivalents during either of these quarters.

ANALYSIS OF FINANCIAL CONDITION

         Total assets at March 31, 1998 decreased to $441,801,000 from $449,660,000 at December 31, 1997 ($7.8 million or 1.7%). This decrease is attributable mainly to seasonal deposit growth at the end of the year followed by a drop in the first three months of the year. This year the largest decreases occurred in the demand deposit category (falling from $42.3 million at December 31, 1997 to $36.6 million at March 31, 1998, a decrease of 13.5%) and in time deposits (falling from $204.1 million at December 31, 1997 to $198.1 million at March 31, 1998, a decrease of 2.9%). Offsetting decreases in total deposits was an increase in customer repurchase agreements, from $9.8 million at December 31, 1997 to $11.4 million at March 31, 1998 (an increase of 16.3%).

         Payoffs have exceeded loan demand during the first three months of 1998. Loan balances, net of unearned interest, decreased to $271,043,000 at March 31, 1998, compared to $276,181,000 at December 31, 1997 (a decrease of $5.1 million or 1.9%). This resulted in the aforementioned drop in yield on interest-earning assets. Non-performing loans totaled $1,186,000 or 0.44% of net loans at March 31, 1998, as compared to $860,000 or 0.31% of net loans at December 31, 1997. Total investment securities increased from $119.5 million at December 31, 1997 to $123.3 million at March 31, 1998.

         During the first three months of 1998, PNB charged off $238,000 of loans and had recoveries of $99,000. This compares to charge-offs of $221,000 and recoveries of $153,000 during the first three months of 1997. The allowance for possible loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly.

During the first three months of 1998, PNB recorded a loan loss expense of $55,000, compared to $105,000 during the first three months of 1997. As loan volume grows during the remainder of 1998 as anticipated, management expects to continue to increase the balance in the allowance for possible loan losses. At March 31, 1998, the balance in the allowance was $1,746,000 which is 0.64% of total loans, compared with $1,830,000 or 0.66% of total loans at December 31, 1997.

         At March 31, 1998, the recorded balance in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $616,000, all of which related to impaired loans which do not require a related allowance for possible loan losses as the carrying value of the loans exceeds the discounted present value of expected future cash flows. Interest recognized on impaired loans (during the portion of this quarter that they were impaired) is not considered material.

CAPITAL RESOURCES

         Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At March 31, 1998, total risk-based capital was 14.37%, compared to 13.88% at December 31, 1997. Similarly, the Tier 1 capital ratio also increased from 8.36% at December 31, 1996, to 8.68% at March 31, 1998. Total stockholders' equity to total assets at March 31, 1998 increased to 9.80% from 9.49% at December 31, 1997. This is primarily due to the reduction in total assets. The Corporation's plan (announced in July, 1997) to repurchase its own stock continued during the first quarter of 1998 as PNB repurchased 7,500 shares (split-adjusted). PNB has now repurchased a total of 82,500 shares of its own stock since the announcement of this plan, which represents 2% of the total issued.


LIQUIDITY

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Cash flows used by financing activities offset those provided by investing and operating activities, resulting in a net decrease in cash and cash equivalents of $5,832,000 from December 31, 1997 to March 31, 1998. This usage was due to a net decrease in deposits and an increase in investments (purchases greater than sales and maturities), offset by a net decrease in loans. For more detailed cash flow information, see PNB's Consolidated Statement of Cash Flows.

IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1997, FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), was issued. FAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for financial periods beginning after December 15, 1997, and is not expected to have a material impact on PNB.

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

                              INDEX TO EXHIBITS



EXHIBIT NO.              DESCRIPTION
-----------              -----------
    27                   Financial Data Schedule