Form 10-Q
period 1998-06-30
PRINCETON NATIONAL BANCORP INC
filed 1998-08-13
CIK 707855

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998


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

                    Yes  X      No
                         -----     -----
     As of July 23, 1998, the registrant had outstanding 3,971,741 shares of its $5 par value common stock.

                                Page 1 of 14 pages

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

     The Annual Meeting of Shareholders of Princeton National Bancorp, Inc. was held on April 14, 1998, for the purpose of electing three directors each to serve for a term of three years and approving a stock option plan. Proxies for the meeting were solicited by Management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to Management's solicitation.

     All three of Management's nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

                              Shares
                              Voted            Shares
                               For            Withheld          Abstain
                              -------        ----------          -------

Harold C. Hutchison, Jr.      2,319,491       16,820             8,800
Thomas R. Lasier              2,336,311            0             8,800
Stephen W. Samet              2,294,618       41,693             8,800


     The results of the vote for the stock option plan were as follows (the plan was approved):

                                 For         Against             Abstain
                              --------       -------             -------

Stock Option Plan             1,832,659      310,655             65,043


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27 - Financial Data Schedule for the period ended June 30, 1998.

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PRINCETON NATIONAL BANCORP, INC.


Date:  July 31, 1998          By /s/ Tony J. Sorcic
                                ------------------------------------
                                  Tony J. Sorcic
                                  President & Chief Executive Officer


Date:  July 31, 1998          By  /s/ Todd D. Fanning
                                ------------------------------------
                                  Todd D. Fanning
                                  Chief Financial Officer

      PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY             Schedule 1
          CONSOLIDATED BALANCE SHEETS
                 (in thousands)

                                             June 30,            December 31,
                                               1998                  1997
                                             ---------           ------------
                                            (Unaudited)
ASSETS
Cash and due from banks                      $ 12,377            $ 21,268
Short-term funds                               14,895              11,900
Loans held for sale                             1,643               1,576
Investment securities:
  Available-for-sale, at fair value           113,635             107,042
  Held-to-maturity (fair value of
  $13,166 and $12,661 at June 30, 1998
  and December 31, 1997, respectively)         13,016              12,498
                                             --------            --------

       Total investment securities            126,651             119,540
                                             --------            --------
Loans:
  Gross loans                                 276,541             274,725
  Less: Unearned interest                         (73)               (120)
        Allowance for possible loan losses     (1,894)             (1,830)
                                             --------            --------
       Net loans                              274,574             272,775
                                             --------            --------
Premises and equipment                          8,928               8,752
Interest receivable                             5,124               5,808
Goodwill and intangible assets, net of
accumulated amortization                        5,124               5,272
Other assets                                    3,212               2,769
                                             --------            --------
       TOTAL ASSETS                          $452,528            $449,660
                                             --------            --------
                                             --------            --------

LIABILITIES
Deposits:
  Demand                                     $ 36,797            $ 42,333
  Interest-bearing demand                      86,498              87,364
  Savings                                      54,090              52,193
  Time                                        197,326             204,050
                                             --------            --------
       Total deposits                         374,711             385,940

Short-term borrowings                          30,102              13,237
Long-term borrowings                                0               3,750
Other liabilities                               4,271               4,065
                                             --------            --------

       TOTAL LIABILITIES                      409,084             406,992
                                             --------            --------

STOCKHOLDERS' EQUITY
Common stock:  $5 par value, 7,000,000
  shares authorized; 4,139,841 issued at
  June 30, 1998 and 4,139,917 issued at
  December 31, 1997                            20,700              20,700
Surplus                                         6,232               6,235
Retained earnings                              18,278              16,869
Accumulated other comprehensive income,
  net of tax                                      540                 560
Less: Cost of 168,100 treasury shares at
  June 30, 1998 and 123,604 treasury shares
  at December 31, 1997                         (2,306)             (1,396)
                                             --------            --------

       TOTAL STOCKHOLDERS' EQUITY              43,444              42,968
                                             --------            --------
       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY              $452,528            $449,960
                                             --------            --------
                                             --------            --------

    See accompanying note to consolidated financial statements

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY                     Schedule 2
      CONSOLIDATED STATEMENTS OF INCOME

     (Unaudited)                   For the Three Months     For the Six Months
(In thousands, except share data)      Ended June 30             Ended June 30
                                   1998           1997        1998         1997
                                  ------         ------      ------       ------

Interest income:
  Interest and fees on loans   $   6,242      $   6,002   $  12,366    $  11,709
  Interest and dividends on
   investment securities           1,822          1,647       3,577        3,281
  Interest on short-term funds        74             34         160           84
                               ---------      ---------   ---------    ---------

       Total interest income       8,138          7,683      16,103       15,074

Interest expense:
  Interest on deposits             3,769          3,534       7,549        6,932
  Interest on short-term
   borrowings                        270             98         443          192
  Interest on long-term
   borrowings                          6             90          86          180
                               ---------      ---------   ---------     --------

       Total interest expense      4,045          3,722       8,078        7,304
                               ---------      ---------   ---------     --------

Net interest income                4,093          3,961       8,025        7,770
Provision for possible loan
 losses                               73            207         128          312
                               ---------      ---------   ---------     --------

Net interest income after
 provision  for possible
 loan losses                       4,020          3,754       7,897        7,458

Non-interest income:
  Trust & farm management
   fees                              296            246         625          555
  Service charges on deposit
   accounts                          372            333         697          653
  Other service charges              132            108         250          210
  Gain (loss) on sales of
   securities                         11             71          21           68
  Loan servicing fees and
   other charges                      84             40         159           70
  Other operating income              69             40         165          123
                                --------      ---------   ---------    ---------

       Total non-interest
       income                        964            838       1,917        1,679

Non-interest expense:
  Salaries and employee
   benefits                        1,796          1,653       3,600        3,319
  Occupancy                          249            238         500          487
  Equipment expense                  201            230         397          455
  FDIC/OCC assessments                48             45          94           54
  Goodwill and intangible
   assets amortization               117            116         234          234
  Data processing                    118            165         290          332
  Other operating expense            804            658       1,562        1,316
                               ---------      ---------   ---------    ---------
       Total non-interest
       expense                     3,333          3,105       6,677        6,197
                               ---------      ---------   ---------    ---------

Income before income taxes         1,651          1,487       3,137        2,940
Income tax expense                   433            390         814          766
                               ---------      ---------   ---------    ---------

Net income                     $   1,218      $   1,097   $   2,323    $   2,174
                               ---------      ---------   ---------    ---------
                               ---------      ---------   ---------    ---------

Basic and diluted earnings
 per share:                         0.31           0.27        0.58         0.53

Weighted average shares
 outstanding                   3,993,123      4,086,914   4,003,129    4,086,440

Dividends per share                 0.08           0.07        0.16         0.14


                     See accompanying note to consolidated financial statements
                                           4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY                       Schedule 2
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

          (Unaudited)
(In thousands, except share data)

                              For the Three Months          For the Six Months
                                 Ended June 30                 Ended June 30
                            1998           1997           1998           1997
                          --------       --------       --------       --------

Net Income                $1,218         $1,097         $2,323         $2,174
  Other comprehensive
   income, net of tax

  Unrealized gains on
   securities:
      Unrealized holding
      gain (loss)
      arising during
      the period              64            433              1             75
      Less:
       Reclassification
       adjustment for
       gains included
       in net income          11             71             21             68
                          ------         ------         ------         ------

  Other comprehensive
   income                     53            362            (20)             7
                          ------         ------         ------         ------

Comprehensive income      $1,271         $1,459         $2,303         $2,181
                          ------         ------         ------         ------
                          ------         ------         ------         ------


                 See accompanying note to consolidated financial statements

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY                       Schedule 3
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (Unaudited)

                                             For the Six Months
                                                Ended June 30
                                               1998           1997
                                             ---------      ---------
                                                  (In thousands)

Balance, January 1                           $42,668        $40,197

  Net income                                   2,323          2,174
  Cash dividends                                (616)          (545)
  Other comprehensive income, net of tax         (20)             7
  Purchases of treasury stock                   (931)             0
  Sales of treasury stock                         20             32
                                             -------        -------

Balance, June 30                             $43,444        $41,865
                                             -------        -------
                                             -------        -------

                 See accompanying note to consolidated financial statements

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY                    Schedule 4
CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Unaudited)

                             For the Three Months          For the Six Months
                                Ended June 30                Ended June 30
                            1998           1997           1998           1997
                         ----------     ----------     ----------     ----------
     (In thousands)
Operating activities:
  Net income             $ 1,218        $ 1,097        $ 2,323        $ 2,174
  Adjustments to
   reconcile net income
   to net cash provided
   by operating
   activities:
     Depreciation            159            226            312            452
     Provision for
      possible loan
      losses                  73            207            128            312
     Amortization of
      goodwill and
      other intangible
      assets                 117            116            234            234
     Amortization of
      premiums on
      investment
      securities, net of
      accretion               44             18             85             58
     Gain on sales of
      securities, net        (11)           (71)           (21)           (68)
     Loss on sales of
      other real estate        0              1              0              1
     Loans originated
      for sale            (4,438)        (1,597)        (9,912)        (2,265)
     Proceeds from sales
      of loans originated
      for sale             4,975          1,834          9,845          2,756
     (Decrease) increase
       in accrued interest
       payable               (76)            95           (166)           128
     (Increase) decrease
      in accrued interest
      receivable             (96)          (106)           684            775
     Increase in other
      assets                (341)          (904)          (574)          (958)
     Increase in other
      liabilities              0             86            381            444
                         -------        -------        -------        -------

       Net cash
       provided by
       operating
       activities          1,624          1,002          3,319          4,043
                         -------        -------        -------        -------

Investing activities:
  Proceeds from sales
   of investment
   securities available-
   for-sale                2,008          3,247          5,016          3,488
  Proceeds from
   maturities of
   investment securities
   available-for-sale      9,387         10,927         18,291         23,651
  Purchase of investment
   securities available-
   for-sale              (14,516)       (10,532)       (29,992)       (19,811)
  Proceeds from
   maturities of
   investment securities
   held-to-maturity           90             85            596            575
  Purchase of investment
   securities held-to-
   maturity                 (285)          (623)        (1,115)          (893)
  Proceeds from sales of
   other real estate
   owned                       0            126             45            181
  Net increase in loans   (7,530)        (9,823)        (1,927)       (11,255)
  Purchases of premises
   and equipment            (346)          (138)          (488)          (276)
                         -------        -------        -------        -------

   Net cash used for
   investing activities  (11,192)        (6,731)        (9,574)        (4,340)
                         -------        -------        -------        -------

Financing activities:
  Net increase (decrease)
   in deposits               376          9,553        (11,229)         8,408
  Net increase (decrease)
   in short-term
   borrowings             13,838          3,462         16,865         (2,503)
  Payments for long-
   term borrowings        (3,600)             0         (3,750)          (150)
  Dividends paid            (322)          (273)          (616)          (545)
  Purchase of treasury
   stock                    (799)             0           (931)             0
  Sale of treasury
   stock                      11             21             20             32
                         -------        -------        -------        -------

  Net cash provided by
  financing activities     9,504         12,763            359          5,242
                         -------        -------        -------        -------

(Decrease) increase in
 cash and cash
 equivalents                 (64)         7,034         (5,896)         4,945
                         -------        -------        -------        -------
Cash and cash
 equivalents at
 beginning of quarter
 and year                 27,336         19,044         33,168         21,133
                         -------        -------        -------        -------

Cash and cash
 equivalents at
 June 30                 $27,272        $26,078         27,272         26,078
                         -------        -------        -------        -------
                         -------        -------        -------        -------
-------------------------------------------------------------------------------
Supplemental disclosures
of cash flow information:
    Cash paid during
    the period for:
      Interest            $3,845         $3,646         $7,715         $7,176
          Income taxes      $678           $784           $764           $934

Supplemental disclosures
of non-cash flow
activities:
    Amounts transferred
    to other real estate
    owned                    $34             $0            $34           $108

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

                                                                   Schedule 6

                             PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                               June 30, 1998
                                                (unaudited)

     The following discussion provides information about Princeton National Bancorp, Inc.'s (PNB) financial condition and results of operations for the quarter and six months ended June 30, 1998. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto. Certain statements in this report constitute forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. PNB cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied.

STOCK DIVIDEND
--------------

     On April 14, 1998, the Board of Directors of PNB declared a three-for-two stock split in the form of a 50% stock dividend which was distributed May 15, 1998 to shareholders of record on April 24, 1998. Each shareholder of record received one new share of common stock for each two shares owned as of the record date. Cash was paid in lieu of fractional shares. Accordingly, all per share data stated in this Form 10-Q has been adjusted to reflect this dividend.

RESULTS OF OPERATIONS
---------------------

     Net income for the second quarter of 1998 was $1,218,000, or basic and diluted earnings per share of $0.31 as compared to net income of $1,097,000 in the second quarter of 1997, or basic and diluted earnings per share of $0.27. This represents an increase of $121,000 (11.0%) or $0.04 per share. For the first six months of 1998, net income was $2,323,000, or basic and diluted earnings per share of $0.58, compared to $2,174,000, or basic and diluted earnings per share of $0.53 in the first six months of 1997. Annualized return on average assets and return on average equity were 1.11% and 11.38%, respectively, for the second quarter of 1998, compared with 1.06% and 10.77% for the second quarter of 1997. For the six-month periods, the annualized returns on average assets and average equity were 1.06% and 10.93%, respectively, for 1998, compared to 1.06% and 10.79% in 1997.

     Net interest income before any provision for loan losses was $4,093,000 for the second quarter of 1998, compared to $3,961,000 for the second quarter of 1997 (an increase of $132,000 or 3.3%). Additionally, for the six-month periods, net interest income before any provision for loan losses was $8,025,000 for 1998, as compared to $7,770,000 for 1997, representing an increase of $255,000 (or 3.3%). This increase is a result of an increase in average interest-earning assets from $378.9 million at June 30, 1997, to $407.6 million at June 30, 1998. However, as of June 30, 1998, total loans represented 61.5% of total assets compared with 63.4% as of June 30, 1997. Accordingly, the net yield on interest-earning assets (on a fully taxable equivalent basis) decreased from 4.33% for the first six months of 1997 to 4.17% for the first six months of 1998.

     Non-interest income increased by $126,000 (or 15.0%) during the second quarter of 1998 as compared to the second quarter of 1997 from $838,000 to $964,000. For the first six months of 1998, non-interest income has increased to $1,917,000 from $1,679,000 in the first six months of 1997 (an increase of $238,000 or 14.2%). With the exception of net gains from securities transactions, which decreased from $68,000 for the first six months of 1997 to $21,000 for the first six months of 1998, all categories had increases over the same time frame. Most notably, loan servicing fees increased $89,000, trust and farm management fees increased $70,000, service charges on deposit accounts increased $44,000, and other service charges increased
$40,000.

     Non-interest expenses for the second quarter of 1998 were $3,333,000, an increase of $228,000 (or 7.3%) from the second quarter of 1997. 1998 year-to-date non-interest expenses at $6,677,000 have increased $480,000 (or 7.8%) from 1997. This is due mainly to an increase in salaries and employee benefits of $281,000 (or 8.5%). Also worth noting is an increase in other operating expenses from $1,316,000 for the first half of 1997, to $1,562,000 for the first half of 1998. This is a result of several small increases over many categories of PNB's operating expenses. Offsetting these increases was a $58,000 reduction in equipment expense, primarily reduced depreciation expense.

EARNINGS PER SHARE
------------------

     Basic income per share is computed by dividing net income by the weighted average number of shares outstanding which were 3,993,123 and 4,086,914 for the quarters ending June 30, 1998 and 1997, respectively, and 4,003,129 and 4,086,440 for the six-month periods ending June 30, 1998 and 1997, respectively. There were no common stock equivalents during any of these periods, therefore diluted earnings per share is the same calculation.

ANALYSIS OF FINANCIAL CONDITION
-------------------------------

     Total assets at June 30, 1998 increased to $452,528,000 from $449,660,000 at December 31, 1997 ($2.9 million or 0.6%). This increase is attributable mainly to local governmental taxing bodies having large balances on deposit in customer repurchase agreements with the subsidiary bank at June 30 due to real estate tax collections during the latter part of June. This increase is reflected in the short-term borrowings category as it increased from $13.2 million at December 31, 1997 to $30.1 million at June 30, 1998. Total deposits and repurchase agreements as a whole have decreased from $395.7 million at December 31, 1997 to $392.7 million at June 30, 1998 (a decrease of $3.0 million or 0.8%).

     While payoffs exceeded loan demand during the first three months of 1998, loan demand has been very strong during the second quarter of 1998. Accordingly, loan balances, net of unearned interest, increased to $278,111,000 at June 30, 1998, compared to $276,181,000 at December 31, 1997
(an increase of $1.9 million or 0.7%). Non-performing loans totaled $861,000 or 0.31% of net loans at June 30, 1998, as compared to $837,000 or 0.30% of net loans at December 31, 1997. Total investment securities increased from $119.5 million at December 31, 1997 to $126.7 million at June 30, 1998.

     During the first six months of 1998, PNB charged off $467,000 of loans and had recoveries of $404,000. This compares to charge-offs of $449,000 and recoveries of $285,000 during the first six months of 1997. The allowance for possible loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration.
The adequacy of the allowance is monitored monthly. During the first six months of 1998, PNB recorded a loan loss expense of $128,000, compared to $312,000 during the first six months of 1997. As loan volume grows during the remainder of 1998, as anticipated, management expects to continue to increase the balance in the allowance for possible loan losses. At June 30, 1998, the balance in the allowance was $1,894,000 which is 0.68% of total loans, compared with $1,830,000 or 0.66% of total loans at December 31, 1997.

     At June 30, 1998, the recorded balance in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $136,000, all of which related to impaired loans which do not require a related allowance for possible loan losses as the carrying value of the loans is less than the discounted present value of expected future cash flows. Interest recognized on impaired loans (during the portion of this quarter that they were impaired) is not considered material.

CAPITAL RESOURCES
-----------------

     Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At June 30, 1998, total risk-based capital was 14.49%, compared to 13.88% at December 31, 1997. Similarly, the Tier 1 capital ratio also increased from 8.36% at December 31, 1997, to 8.72% at June 30, 1998. Total stockholders' equity to total assets at June 30, 1998 increased to 9.60% from 9.49% at December 31, 1997. The Corporation's plan (announced in July, 1997) to repurchase 3% of its own stock was completed during the second quarter of 1998. PNB has now repurchased a total of 122,656 shares of its own stock at an average cost of $16.43.

     The Board of Directors announced on July 20, 1998 that it is implementing another stock repurchase program whereby up to 5% of its outstanding shares of common stock may be repurchased in the open market over the next twelve months. It is anticipated that the repurchase program will have a positive impact on future diluted earnings per share.

LIQUIDITY
---------

     Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Cash flows provided by financing and operating activities have been offset by those used for investing activities, resulting in a net decrease in cash and cash equivalents of $5,896,000 from December
31, 1997 to June 30, 1998. This usage was due to a net decrease in deposits, a net increase in loans, and an increase in investments (purchases greater than sales and maturities), offset by a net increase in short-term borrowings.
For more detailed cash flow information, see PNB's Consolidated Statement of Cash Flows.

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

     In June 1997, FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), was issued. FAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for financial periods beginning after December 15, 1997, and is not expected to have a material impact on the PNB.

YEAR 2000 COMPLIANCE
--------------------

     The subsidiary bank has developed a comprehensive action plan to address potential issues relating to the Year 2000. The subsidiary bank has successfully met all critical timeframes established by federal regulatory agencies. Management will be conducting tests both internally and through third-party vendors to verify that all operating systems will be functional on January 1, 2000. At this point, Management does not believe there will be a material impact on the corporation's results of operations, liquidity, or capital resources.

LEGAL PROCEEDINGS
-----------------

     There are various claims pending against PNB's subsidiary bank, arising in the normal course of business. Management believes, based upon consultation with counsel, that liabilities arising from these proceedings, if any, will not be material to PNB's financial position.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

     There has been no material change in market risk since December 31, 1997, as reported in the Corporation's Annual Report on Form 10-K.

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

[ARTICLE]9


                                                       Exhibit 27


This schedule contains summary financial information extracted from the Princeton National Bancorp, Inc. and Subsidiary Consolidated Balance Sheets and Statements and Subsidiary Consolidated Balance Sheets and Statements of Income and is qualified in its entirety by reference to such financial statements.


For the six-month period ending June 30, 1998:

Multiplier                         1,000
Period-Type                        6-mos
Fiscal-Year-End                    Dec-31-1997
Period-End                         Jun-30-1998
Cash                               $12,377
Int-bearing-deposits               $337,914
Fed Funds sold                     $9,500
Trading-assets                     $0
Investments-held-for-sale          $113,635
Investments-carrying               $13,016
Investments-market                 $13,166
Loans                              $278,111
Allowance                          $1,894
Total-assets                       $452,528
Deposits                           $374,711
Short-term                         $30,102
Liabilities-other                  $4,271
Long-term                          $0
Preferred-mandatory                $0
Preferred                          $0
Common                             $20,700
Other-SE                           $22,744
Total-liabilities-and-equity       $452,528
Interest-loans                     $12,366
Interest-invest.                   $3,577
Interest-other                     $160
Total-interest                     $16,103
Interest-deposit                   $7,549
Interest-expense                   $8,078
Interest-income-net                $8,025
Loan-losses                        $128
Securities-gains                   $21
Other-expenses                     $6,677
Income-pretax                      $3,137
Income-pre-extraordinary           $3,137
Extraordinary                      $0
Changes                            $0
Net Income                         $2,323
EPS-primary                        $0.58
EPS-diluted                        $0.58
Yield-Actual                       4.17%
Loans-non                          $831
Loans-past                         $30
Loans-troubled                     $0
Loans-problem                      $64
Allowance-open                     $1,894
Charge-offs                        $467
Recoveries                         $404
Allowance-close                    $1,894
Allowance-domestic                 $1,894
Allowance-foreign                  $0
Allowance-unallocated              $0
