Form 10-Q
period 1998-09-30
PRINCETON NATIONAL BANCORP INC
filed 1998-11-16
CIK 707855

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington D.C. 20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X      No
                        -----      -----

     As of November 2, 1998, the registrant had outstanding 3,824,990 shares of its $5 par value common stock.


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

           27 - Financial Data Schedule for the period ended September 30, 1998.

     (b) A Form 8-K was filed by the Corporation on July 30, 1998 with respect to the implementation of a stock repurchase program whereby the Corporation may purchase up to 5% of its outstanding shares of common stock.

           A Form 8-K was also filed by the Corporation on August 26, 1998 with respect to the Corporation's subsidiary bank's lawsuit against Cincinnati Insurance Company (see Schedule 6: Management's Discussion and Analysis of Financial Condition and Results of Operations--Current Events.)

                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PRINCETON NATIONAL BANCORP, INC.


Date:  November 12, 1998      By /s/ Tony J. Sorcic
                                ---------------------------------
                                Tony J. Sorcic
                                President & Chief Executive
                                Officer

Date:  November 12, 1998      By /S/ Todd D. Fanning
                                ---------------------------------
                                Todd D. Fanning
                                Chief Financial Officer

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY        Schedule 1
CONSOLIDATED BALANCE SHEETS
            (in thousands)

                                   September 30,  December 31,
                                       1998           1997
                                   -------------  ------------
                                   (Unaudited)
ASSETS

Cash and due from banks             $ 12,663       $ 21,268
Short-term funds                       8,232         11,900
Loans held for sale                    1,222          1,576
Investment securities:
  Available-for-sale, at fair
  value                              109,299        107,042
  Held-to-maturity (fair value
  of $13,714 and $12,661 at
  September 30, 1998 and
  December 31, 1997, respectively)    13,444          12,498
                                    --------        --------
     Total investment securities     122,743         119,540
                                    --------        --------
Loans:
  Gross loans                        283,841        274,725
  Less: Unearned interest               (58)          (120)
        Allowance for possible
        loan losses                  (1,925)        (1,830)
                                    --------       --------
     Net loans                       281,858        272,775
                                    --------       --------

Premises and equipment                 9,820          8,752
Interest receivable                    6,309          5,808
Goodwill and intangible assets,
net of accumulated amortization        5,044          5,272
Other assets                           3,261          2,769
                                    --------       --------
     TOTAL ASSETS                   $451,152       $449,660
                                    --------       --------
                                    --------       --------

LIABILITIES
Deposits:
  Demand                            $ 35,817       $ 42,333
  Interest-bearing demand             88,005         87,364
  Savings                             53,449         52,193
  Time                               203,444        204,050
                                    --------       --------
    Total deposits                   380,715        385,940

Short-term borrowings                 21,341         13,237
Long-term borrowings                     500          3,750
Other liabilities                      4,738          4,065
                                    --------       --------

    TOTAL LIABILITIES                407,294        406,992
                                    --------       --------

STOCKHOLDERS' EQUITY
Common stock:  $5 par value,
7,000,000 shares authorized;
4,139,841 issued at September
30, 1998 and 4,139,917 issued
at December 31, 1997                  20,700         20,700
Surplus                                6,232          6,235
Retained earnings                     18,855         16,569
Accumulated other comprehensive
income, net of tax                     1,223            560
Less: Cost of 214,851 treasury
  shares at September 30, 1998
  and 123,604 treasury shares at
  December 31, 1997                  (3,152)        (1,396)
                                    --------       --------

    TOTAL STOCKHOLDERS' EQUITY       43,858          42,668
                                    --------       --------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY            $451,152       $449,660
                                    --------       --------
                                    --------       --------

            See accompanying note to consolidated financial statements

 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY     Schedule 2
      CONSOLIDATED STATEMENTS OF INCOME

     (Unaudited)                   For the Three Months     For the Nine Months
(In thousands, except share data)   Ended September 30       Ended September 30
                                   1998        1997         1998      1997
                                   --------  --------       --------  --------
Interest income:
 Interest and fees on loans         $6,315    $6,290         $18,681   $17,999
 Interest and dividends on
 investment securities               1,869     1,631           5,446     4,912
 Interest on short-term funds           76        43             236       127
                                    --------  --------       --------  --------
   Total interest income             8,260     7,964          24,363    23,038

Interest expense:
 Interest on deposits                3,907     3,784          11,456    10,716
 Interest on short-term borrowings     343       129             786       321
 Interest on long-term borrowings        1        88              87       268
                                    --------  --------       --------  --------
 Total interest expense              4,251     4,001          12,329    11,305
                                    --------  --------       --------  --------

Net interest income                  4,009     3,963          12,034    11,733
Provision for possible loan losses     134       173             262       485
                                    ------    --------       --------  --------

Net interest income after
provision for possible loan
losses                               3,875     3,790          11,772    11,248

Non-interest income:
  Trust & farm management fees         239       250             864       805
  Service charges on deposit
  accounts                             392       364           1,089     1,017
  Other service charges                132       122             382       332
  Gain on sales of securities            0        26             21         94
  Loan servicing fees and other
  charges                               77        52             236       122
  Other income                          61        45             226       168
                                    ------    ------          -------    ------

    Total non-interest income          901       859           2,818     2,538

Non-interest expense:
  Salaries and employee benefits     1,951     1,706           5,551     5,025
  Occupancy                            273       245             773       732
  Equipment expense                    216       208             613       663
  FDIC/OCC assessments                  46        45             140        99
  Goodwill and intangible assets
   amortization                        116       114             350       348
  Data processing                      169       176             459       508
  Other expense                        847       691           2,408     2,007
                                    --------  --------       --------  --------
    Total non-interest expense       3,618     3,185          10,294     9,382
                                    --------  --------       --------  --------
Income before income taxes           1,158     1,464           4,296     4,404
Income tax expense                     263       382           1,077     1,148
                                    --------  --------       --------  --------

Net income                          $  895    $1,082         $  3,219  $ 3,256
                                    --------  --------       --------  --------
                                    --------  --------       --------  --------


Basic and diluted earnings
  per share:                         0.23      0.27             0.81     0.80

Weighted average shares
  outstanding                      3,959,711 4,064,685      3,988,497 4,079,109

Dividends per share                  0.08      0.07             0.24     0.21

            See accompanying note to consolidated financial statements

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY                  Schedule 2
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
(In thousands, except share data)

                                For the Three Months        For the Nine Months
                                Ended September 30          Ended September 30
                                   1998        1997           1998      1997
                                --------     --------       --------  --------
Net Income                      $  895        $  1,082       $  3,219  $  3,256

  Other comprehensive income,
  net of tax

    Unrealized holding gain
    arising during the period      683            221            684       296
    Less:  Reclassification
    adjustment for realized
    gains included in income
    statement                        0            (26)           (21)      (94)
                               --------       --------       --------  --------

  Other comprehensive income       683            195            663       202
                               --------       --------       --------  --------

Comprehensive income            $  1,578      $  1,277       $  3,882  $ 3,458
                                --------      --------       --------  --------
                                --------      --------       --------  --------

            See accompanying note to consolidated financial statements

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY                       Schedule 3
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Unaudited)

                                        For the Nine Months
                                        Ended September 30
                                          1998           1997
                                        --------       --------
                                             (In thousands)

Balance, January 1                       $42,668        $40,197

 Net income                                3,219          3,256
 Cash dividends                            (934)          (845)
 Other comprehensive income, net of tax      663            202
 Purchases of treasury stock             (1,783)          (959)
 Sales of treasury stock                     25              46
                                         -------        -------
Balance, September 30                    $43,858        $41,897
                                         -------        -------
                                         -------        -------

See accompanying note to consolidated financial statements
                                    6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY                   Schedule 4
CONSOLIDATED STATEMENTS OF CASH FLOWS
            (Unaudited)

                                     For the Three Months   For the Nine Months
                                     Ended September 30     Ended September 30
     (In thousands)                   1998        1997       1998       1997
                                   ----------    ---------  --------  --------
Operating activities:
 Net income                         $   895       $ 1,082    $ 3,219   $ 3,256
 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation                        169           213        481       665
    Provision for possible loan
     losses                             134           173        262       485
    Amortization of goodwill and
     other intangible assets            116           114        350       348
    Amortization of premiums on
     investment securities, net of
     accretion                           48             9        133        67
    Gain on sales of securities, net      0          (26)       (21)      (94)
    (Gain) loss on sales of other
     real estate                        (8)             0        (8)         1
    Loans originated for sale       (9,527)       (3,016)   (19,439)   (5,281)
    Proceeds from sales of loans
     originated for sale              9,948         2,681     19,793     5,437
    Increase (decrease) in accrued
     interest payable                   165           181        (1)       309
    Increase in accrued interest
     receivable                     (1,185)       (1,102)      (501)     (327)
    (Increase) decrease in other
     assets                           (111)           514      (685)     (444)
    (Decrease) increase in other
     liabilities                       (48)         (543)        332      (99)
                                    --------       --------  --------  -------
      Net cash provided by
       operating activities             596           280      3,915     4,323
                                    --------       --------  --------  -------

Investing activities:
  Proceeds from sales of investment
   securities available-for-sale          0         3,026      5,016     6,514
  Proceeds from maturities of
   investment securities available-
   for-sale                           9,677        11,643     27,968    35,294
  Purchase of investment securities
   available-for-sale                (4,355)     (12,868)   (34,347)  (32,679)
  Proceeds from maturities of
   investment securities held-to-
   maturity                             172            40        768       615
  Purchase of investment securities
   held-to-maturity                    (600)      (1,565)     (1,715)   (2,458)
  Proceeds from sales of other
   real estate owned                     34             0          79      181
  Net increase in loans              (7,418)      (6,430)     (9,345)  (17,685)
  Purchases of premises and
   equipment                         (1,061)         (79)     (1,549)     (355)
                                    --------      --------   --------  --------
      Net cash used for investing
      activities                     (3,551)      (6,233)    (13,125)  (10,573)
                                    --------      --------   --------  --------

Financing activities:
  Net increase (decrease) in
  deposits                             6,004      10,646      (5,225)   19,054
  Net (decrease) increase in
   short-term borrowings              (8,761)        713        8,104  (1,790)
  Net increase (decrease) in
   long-term borrowings                  500        (300)     (3,250)    (450)
   Dividends paid                      (318)        (300)       (934)    (845)
   Purchase of treasury stock          (852)        (959)     (1,783)    (959)
   Sale of treasury stock                  5           14          25       46
                                    --------       --------  --------  --------

      Net cash provided by
      financing activities           (3,422)        9,814     (3,063)   15,056
                                    --------       --------  --------  --------

(Decrease) increase in cash and
 cash equivalents                    (6,377)        3,861    (12,273)    8,806
Cash and cash equivalents at
 beginning of quarter and year        27,272       26,078      33,168   21,133
                                    --------       --------  --------  --------

Cash and cash equivalents at
 September 30                       $20,895        $29,939     20,895   29,939
                                    --------       --------  --------  --------
                                    --------       --------  --------  --------


Supplemental disclosures of cash
flow information:
  Cash paid during the period for:
    Interest                        $4,615          $3,730    $12,330   $10,906
    Income taxes                      $515            $433     $1,279    $1,367

Supplemental disclosures of non-
cash flow activities:
    Amounts transferred to other
     real estate owned                  $0              $0        $34      $108

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

                                                            Schedule 6
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                September 30, 1998
                                   (unaudited)

     The following discussion provides information about Princeton National Bancorp, Inc.'s (PNB) financial condition and results of operations for the quarter and nine months ended September 30, 1998. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto. Certain statements in this report constitute forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. PNB cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied.

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

RESULTS OF OPERATIONS
---------------------

     Net income for the third quarter of 1998 was $895,000, or basic and diluted earnings per share of $0.23 as compared to net income of $1,082,000 in the second quarter of 1997, or basic and diluted earnings per share of $0.27. This represents a decrease of $187,000 (17.3%) or $0.04 per share. This decrease is attributable to a tightening of the net interest margin, an increase in salary costs, and an increase in legal expenses relating to the subsidiary bank's lawsuit (see Current Events section). For the first nine months of 1998, net income was $3,219,000, or basic and diluted earnings per share of $0.81, compared to $3,256,000, or basic and diluted earnings per share of $0.80 in the first nine months of 1997. Annualized return on average assets and return on average equity were 0.78% and 8.19%, respectively, for the third quarter of 1998, compared with 1.01% and 10.36% for the third quarter of 1997. For the nine-month periods, the annualized returns on average assets and average equity were 0.97% and 10.00%, respectively, for 1998, compared to 1.03% and 10.59% in 1997.

     Net interest income before any provision for loan losses was $4,009,000 for the third quarter of 1998, compared to $3,963,000 for the third quarter of 1997 (an increase of $46,000 or 1.2%). Additionally, for the nine-month periods, net interest income before any provision for loan losses was $12,034,000 for 1998, as compared to $11,733,000 for 1997, representing an increase of $301,000 (or
2.6%).   This increase can be attributed to an increase in average interest-
earning assets from $386.0 million at September 30, 1997, to $413.1 million at September 30, 1998. However, as mentioned previously, due to a decrease in the net yield on average interest-earning assets and the cost of average interest-bearing liabilities staying fairly constant the net interest margin has tightened. Accordingly, the net yield on interest-earning assets (on a fully taxable equivalent basis) decreased from 4.27% for the first nine months of 1997 to 4.11% for the first nine months of 1998.

     Non-interest income increased by $42,000 (or 4.9%) during the third quarter of 1998 as compared to the third quarter of 1997 from $859,000 to $901,000. For the first nine months of 1998, non-interest income has increased to $2,818,000 from $2,538,000 in the first nine months of 1997 (an increase of $280,000 or 11.0%). With the exception of net gains from securities transactions, which decreased from $94,000 for the first nine months of 1997 to $21,000 for the first nine months of 1998, all categories had increases over the same time frame. Most notably, loan servicing fees increased $114,000 (due to an increase in activity in the secondary market), service charges on deposit accounts increased $72,000, trust and farm management fees increased $59,000, and other service charges increased $40,000.

     Non-interest expenses for the third quarter of 1998 were $3,618,000, an increase of $433,000 (or 13.6%) from the total of $3,185,000 in the third quarter of 1997. Again, the majority of this increase is due to additional staff resulting in salaries and employee benefits increasing by $245,000 (or 14.4%) during the aforementioned periods. Year-to-date non-interest expenses of $10,294,000 for 1998, represents an increase of $912,000 (or 9.7%) from 1997.
On a year-to-date basis, comparing 1998 to 1997, salaries and employee benefits have increased $526,000 (or 10.5%). Also worth noting is an increase in other operating expenses from $2,007,000 for the first three quarters of 1997, to $2,408,000 for the first three quarters of 1998. This is a result of several small increases over many categories of PNB's operating expenses and additional legal expenses incurred in the aforementioned lawsuit. Offsetting these increases was a $50,000 reduction in equipment expense, primarily reduced depreciation expense.

EARNINGS PER SHARE
------------------

     Basic income per share is computed by dividing net income by the weighted average number of shares outstanding which were 3,959,711 and 4,064,685 for the quarters ending September 30, 1998 and 1997, respectively, and 3,988,497 and 4,079,109 for the nine-month periods ending September 30, 1998 and 1997, respectively. There were no common stock equivalents during any of these periods, therefore diluted earnings per share is the same calculation.

ANALYSIS OF FINANCIAL CONDITION
-------------------------------

     Total assets at September 30, 1998 increased to $451,152,000 from $449,660,000 at December 31, 1997 ($1.5 million or 0.3%). Total deposits and repurchase agreements as a whole have decreased from $395.7 million at December 31, 1997 to $391.8 million at September 30, 1998 (an decrease of $3.9 million or 1.0%). The investment balances total $122,743,000 at September 30, 1998, compared to $119,540,000 at December 31, 1997 (an increase of $3.2 million or 2.7%).

     Loan demand and refinancing activity continued very strong during the third quarter of 1998. Accordingly, loan balances, net of unearned interest, increased to $285,005,000 at September 30, 1998, compared to $276,181,000 at December 31, 1997 (an increase of $8.8 million or 3.2%). Non-performing loans totaled $1,157,000 or 0.41% of net loans at September 30, 1998, as compared to $837,000 or 0.30% of net loans at December 31, 1997.

     During the first nine months of 1998, PNB charged off $709,000 of loans and had recoveries of $542,000. This compares favorably to charge-offs of $763,000 and recoveries of $493,000 during the first nine months of 1997. The allowance for possible loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. During the first nine months of 1998, PNB recorded a loan loss expense of $262,000, compared to $485,000 during the first nine months of 1997. As loan volume grows during the remainder of 1998, as anticipated, management expects to continue to increase the balance in the allowance for possible loan losses. At September 30, 1998, the balance in the allowance was $1,925,000 which is 166.4% of total non-performing loans, compared with $1,830,000 or 218.6% of total non-performing loans at December 31, 1997.

     At September 30, 1998, the recorded balance in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $485,000, all of which related to impaired loans which do not require a related allowance for possible loan losses as the carrying value of the loans is less than the discounted present value of expected future cash flows. Interest recognized on impaired loans (during the portion of this quarter that they were impaired) is not considered material.

CAPITAL RESOURCES
-----------------

     Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At September 30, 1998, total risk-based capital was 13.33%, compared to 13.88% at December 31, 1997. The Tier 1 capital ratio increased from 8.36% at December 31, 1997, to 8.44% at September 30, 1998. Total stockholders' equity to total assets at September 30, 1998 increased to 9.72% from 9.49% at December 31, 1997.

     The Corporation's plan (announced in July, 1997) to repurchase 3% of its own stock was completed during the second quarter of 1998. In that plan, PNB repurchased a total of 122,656 shares at an average cost of $16.43. The Board of Directors announced on July 20, 1998 that it was implementing another stock repurchase program whereby up to 5% of its outstanding shares of common stock might be repurchased in the open market over the next twelve months. As of September 30, 1998, the Corporation had repurchased 47,500 shares in the new plan at an average cost of $17.91. It is anticipated that the repurchase program will continue to have a positive impact on future diluted earnings per share as well as market value.

LIQUIDITY
---------

     Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Cash flows provided by operating activities have been offset by those used for investing and financing activities, resulting in a net decrease in cash and cash equivalents of $12,273,000 from December 31, 1997 to September 30, 1998. This usage was due to a net decrease in deposits, a net increase in loans, a net decrease in long-term borrowings, and an increase in investments (purchases greater than sales and maturities), offset by a net increase in short-term borrowings. For more detailed cash flow information, see PNB's Consolidated Statement of Cash Flows.

CURRENT EVENTS
--------------

     A ruling was received during the third quarter on the subsidiary bank's lawsuit, stemming from the 1995 Trust Department issue, against Cincinnati Insurance Company. The case was heard in the United States District Court for the Northern District of Illinois, Eastern Division, in Chicago, Illinois. The judge ruled in favor of the bank on all issues and awarded $4,900,000 in damages, pre-judgment interest, post-judgment interest, and reasonable attorney fees and costs. Cincinnati Insurance Company has filed an appeal to the ruling. Citizens First National Bank continues to expense legal fees and if successful, the majority of such expenses would be reimbursed through the insurance coverage and the court's judgment.

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

     In June 1997, FASB Statement No. 131, 'Disclosures about Segments of an Enterprise and Related Information' (FAS 131), was issued. FAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for financial periods beginning after December 15, 1997, and is not expected to have a material impact on the PNB.

YEAR 2000 COMPLIANCE
--------------------

     The Corporation through its subsidiary, Citizens First National Bank, has undertaken an initiative to address the year 2000 issue and has developed a comprehensive plan to prepare, as appropriate, the Corporation's computer systems to recognize the date change on January 1, 2000. If not remedied, potential risks include business interruption, financial loss, reputation loss, and/or legal liability. An assessment of the readiness of third parties that the Corporation interfaces with, such as vendors, counter-parties, customers, payment systems, and others, is ongoing to mitigate the potential risks that year 2000 poses to the Corporation. The Corporation's objective is to ensure that all aspects of the year 2000 issue affecting the Corporation, including those related to the efforts of third parties, will be fully resolved in time. The Corporation has consistently maintained contingency plans for vital systems and business processes to protect the Corporation's assets against unplanned events that would prevent normal operations. The millennium changeover presents unique risks, some of which would not be effectively addressed by existing plans. The Corporation is examining these risks and developing additional plans to mitigate the effect of potential impacts and ensure continuity of operation throughout the year 2000 and beyond. The use of the existing contingency planning infrastructure will ensure optimum coverage and re-usability of existing arrangements and responsibility assignments.

     A year 2000 committee, comprised of representatives from all areas of the subsidiary, has overall responsibility for ensuring that both the technical and the business risks imposed by the year 2000 issue are addressed. This committee regularly monitors the progress toward year 2000 compliance and provides periodic reporting to the subsidiary's Executive Committee and Board of Directors.

     The process for year 2000 compliance is following four major steps: inventory, impact assessment, validation, and implementation. The Corporation plans to substantially complete the implementation of the Corporation's critical systems by the end of 1998. It is anticipated that the implementation of all systems will be achieved by June 30, 1999. The Corporation expects that the principal costs will be those associated with the replacement of non-compliant computer equipment, which was fully depreciated and scheduled for replacement. These costs, which will be capitalized and amortized over the equipment's useful lives, will be met from existing resources. As a result, the Corporation's management does not anticipate significant cost savings to occur after the year 2000 issue is satisfactorily remedied.

     In total the Corporation expects the cost of solving the year 2000 issue, and regular replacement of equipment, to be approximately $1.3 million, consisting of following:

     Estimated capital costs for technology upgrades       $1.2 million
     Estimated testing costs                               $ .1 million
     Total estimated spending                              $1.3 million

     As of September 30, 1998, the subsidiary bank has successfully met all critical time frames established by federal regulatory agencies. At this point, Management does not believe there will be a material impact on the Corporation's result of operations, liquidity, or capital resources.



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