Form 10-K
period 1998-12-31
PRINCETON NATIONAL BANCORP INC
filed 1999-03-29
CIK 707855

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998


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

                                                           Name of each
                                                            exchange on
      Title of each class                                 which registered
      --------------                                      ----------------
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

          [X] YES                    [ ] NO


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      At March 15, 1999, 3,817,781 shares of Common Stock, $5.00 Par Value, were outstanding, and the aggregate market value of the common stock (based upon the closing representative bid price of the common stock on March 10, 1998, as reported by NASDAQ) held by nonaffiliates was approximately $66,811,168.

      Determination of stock ownership by nonaffiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

      Portions of the following documents are incorporated by reference:

      1999 Notice and Proxy Statement for the Annual Meeting of Stockholders April 13, 1999 - Part III

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

      Princeton National Bancorp, Inc. ("PNB" or the "Corporation") is a single-bank holding company which operates in one business segment and conducts a full service commercial banking and trust business through its subsidiary bank, Citizens First National Bank ("Citizens Bank" or "the Bank"). At December 31, 1998, the Corporation had consolidated total assets of $478,911,000 and stockholders' equity of $42,606,000.

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

      Corporate policy, strategy, and goals are established by the Board of Directors of PNB. Pursuant to PNB's holding company philosophy, operational and administrative policies for the Bank are also established at the holding company level. Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which offices are located. In 1998, the majority of the directors of PNB also served as the directors of Citizens Bank. This assists PNB in directly implementing its policies at Citizens Bank.

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

      PNB will also consider establishing branch facilities as a means of expanding its presence into new market areas. PNB opened new branch facilities in the Peru/LaSalle/Oglesby area in 1994, in Minooka in 1994, in Hampshire in 1995, and will be opening a new branch facility in Henry during 1999.

CITIZENS FIRST NATIONAL BANK

      Citizens Bank was organized in 1865 as a national bank under the National Bank Act. Currently in its one hundred and thirty-fourth year, Citizens Bank has fourteen offices in ten different communities in north central Illinois:
Princeton, DePue, Genoa, Hampshire, Henry, Minooka, Oglesby, Peru, Sandwich and Spring Valley.

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

COMMERCIAL, REAL ESTATE AND AGRICULTURAL LENDING

      Citizens Bank's commercial loan department provides secured and unsecured loans, including real estate loans, to companies and individuals for business purposes and to governmental units within the Bank's market area. As of December 31, 1998, Citizens Bank had commercial loans of $44.1 million (16.6% of the Bank's total loan portfolio) and commercial real estate loans of $42.0 million (15.8% of the Bank's total loan portfolio). Citizens Bank does not have a concentration of commercial loans in any single industry or business.

      Citizens Bank is one of the largest agricultural lenders in the State of Illinois with all of its outstanding agricultural and agricultural real estate loans primarily related to ventures within 30 miles of branch locations. As of December 31, 1998, Citizens Bank had agricultural loans of $37.5 million and agricultural real estate loans of $33.5 million, which represent approximately 14.1% and 12.6%, respectively, of the Bank's total loan portfolio. Agricultural loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The agricultural loan department, which has the equivalent of four lending officers, works closely with all agricultural customers, including companies and individual farmers, and assists in the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year. In addition, Citizens Bank works closely with governmental agencies, including the Farm

Service Agency, to assist agricultural customers in obtaining credit enhancement products such as loan guaranties.

      In accordance with its loan policy, Citizens Bank maintains a diversified loan portfolio. One of Citizens Bank's goals is to further diversify its loan portfolio. Further diversification will be accomplished through loans made by the Bank and through loans acquired as a result of PNB's acquisition strategy. As part of its loan policy and community banking approach, Citizens Bank does not actively buy loans from or participate its non- consumer loans to other lending institutions, particularly institutions outside its market area. In connection with its credit relationships, Citizens Bank encourages commercial and agricultural borrowers to maintain deposit accounts at the Bank.

PERSONAL FINANCIAL SERVICES

      The principal consumer services offered by Citizens Bank are demand, savings and time deposit accounts, home mortgage loans, installment loans, credit card loans, and brokerage services.

      One of the strengths of Citizens Bank is the stability of its retail deposit base. This is due primarily to the Bank's service oriented competitive strategy and the economically diverse population of the counties encompassing the fourteen banking offices. These locations provide convenience for customers and visibility for Citizens Bank. A variety of marketing strategies are used to attract and retain stable depositors, the most important of which is the officer call program. All officers of the Bank call on customers and potential customers of the Bank to maintain and develop deposit relationships. In 1998, 2,875 calls were completed with customers and non-customers.

      Citizens Bank is active in consumer and mortgage lending with approximately $66.2 million in home mortgage loans (24.9% of the Bank's total loan portfolio) and $36.0 million in consumer installment loans (13.6% of the Bank's total loan portfolio) as of December 31, 1998. To better serve its retail customers, Citizens Bank is active in the secondary residential mortgage market. As a matter of policy, Citizens Bank does not hold long-term, fixed rate loans. However, servicing of those loans is maintained, with approximately $56,267,000 of unpaid balances being serviced as of December 31, 1998. Customers receive a higher level of quality service with this arrangement.

      Citizens Bank maintains fourteen automated teller machines. The Bank is a member of Magic Line which encompasses all of the major nationwide networks such as CIRRUS, PLUS, and STAR. To enhance customer service and convenience, Citizens Bank introduced its new ATM & Check Card in the second quarter of 1998. The check card can be used anywhere that accepts VISA and has been a tremendous benefit to our customers.

      Citizens Bank continues to implement intensive sales training, which includes team coaching, goals and measurements, and rewards and recognition. In 1998, the Bank maintained the prior year's level of product referrals, product sales, and total incentives paid to the employees.

TRUST DEPARTMENT AND FARM MANAGEMENT SERVICES

      Gross revenue from Trust and Farm Management services in 1998 totaled approximately $1,119,000, an increase of $52,000 (or 4.9%), compared to $1,067,000 in 1997. Trust income alone amounted to $853,000 in 1998 compared to $817,000 in 1997, while farm management fees were $266,000 in 1998 as compared to $250,000 in 1997.

      Total trust assets as of December 31, 1998 were $153,758,000, representing a decrease of approximately $13,500,000 (or 8.1%) over the total at December 31, 1997. This decrease is due primarily to the closing of a large corporate account. The increase in fee income resulted from a combination of new business development, increased market value fees due to higher equity values, and increases in equity investment as a percentage of total Trust assets. The Trust Department currently has 683 total accounts and has 16,346 acres of farm land under management.

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

SUPERVISION AND REGULATION

      Bank holding companies and banks are extensively regulated under federal and state law. The following information describes certain statutes and regulations affecting PNB and the Bank, and such discussion is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of PNB and the Bank.

      PNB is registered as a "bank holding company" with the Federal Reserve System (the "FRB"), and is subject to supervision by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). PNB is required to file with the FRB periodic reports and such additional information as the FRB may require pursuant to the BHC Act. The FRB examines PNB, and may examine the Bank.

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

      The Bank may declare dividends out of undivided profits, except that until the surplus fund of the Bank is equal to its common capital, no dividend can be declared until one-tenth of the Bank's net income for the applicable period has been carried to the surplus fund. The Bank, however, cannot declare or pay a dividend, if after making the dividend, the Bank would be undercapitalized. In addition, prior approval of the Office of the Comptroller of the Currency (the "OCC") is required if dividends declared by the Bank in any calendar year will exceed its net income for that year combined with its retained net income for the preceding two years. As of December 31, 1998, national banking regulations and capital guidelines will permit the Bank to distribute approximately $557,000 plus any 1999 net income of the Bank as dividends without prior approval from the national banking regulators. Future payments of dividends by the Bank will be dependent on individual regulatory capital requirements and levels of profitability. The ability of the Bank to pay dividends may be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy.

      Federal laws limit certain transactions between the Bank and its affiliates, including PNB. Such transactions include loans or extensions of credit by the Bank to PNB, the purchase of assets or securities of PNB, the acceptance of PNB's securities as collateral for any loans, and the issuance of a guaranty, acceptance or letter of credit on behalf of PNB. Transactions of this kind are limited to 10%, in the aggregate, of the Bank's capital and surplus, and are also subject to certain collateral requirements. These transactions, as well as other transactions between the Bank and PNB, must also be on terms substantially the same as, or at least as favorable as, those prevailing at the time for comparable transactions with nonaffiliated companies or, in the absence of comparable transactions, on terms, or under circumstances, including credit standards, that would be offered to, or would apply to, nonaffiliated companies.

      It is the policy of the FRB that PNB is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. The FRB takes the position that in implementing this policy, it may require PNB to provide such support when PNB otherwise would not consider itself able to do so.

      The various federal bank regulators, including the FRB and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. For bank holding companies, Tier 1 or "core" capital consists of common shareholders' equity, perpetual preferred stock (subject to certain limitations) and minority interests in the equity accounts of consolidated subsidiaries, and is reduced by goodwill and certain other intangible assets ("Tier 1 Capital"). Tier 2 capital consists of (subject to certain conditions and limitations) the allowance for possible credit losses, perpetual preferred stock, "hybrid capital instruments," perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock ("Tier 2 Capital"). Total capital is the sum of Tier 1 Capital and Tier 2 Capital (limited to 100% of Tier 1 Capital). Components of Tier 1 and Tier 2 capital for national banks are similar, but not identical, to those for holding companies.

      Under the risk-adjusted capital standards, a minimum ratio of total capital to risk-weighted assets of 8% is required and, Tier l Capital to risk-weighted assets of 4% are required. The FRB and OCC also have adopted a minimum leverage ratio of Tier 1 Capital to total assets of 3% for banks rated "1" under the Uniform Financial Institutions Rating System or bank holding companies rated "1" under the rating system of bank holding companies. All other banks and bank holding companies must maintain a leverage ratio of 4%. In addition, all banks and bank holding companies are expected to have capital commensurate with the level and nature all risks to which they are exposed.

      At December 31, 1998, PNB had a total capital risk-based assets ratio of 13.68%, a Tier 1 capital to risk-based assets ratio of 13.05%, and a leverage ratio of 8.35%. At December 31, 1998, the Bank had a total capital to risk-based assets ratio of 13.68%, a Tier 1 capital to risk-based assets ratio of 13.05%, and a leverage ratio of 8.35%.

      The FDIC has a risk-based assessment system for the deposit insurance provided to depositors at depository institutions whereby assessments to each institution are calculated upon the probability that the insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the insurance fund. The system utilizes nine separate assessment classifications based on an entity's capital level and supervisory evaluation. Risk classifications of all insured institutions are made by the FDIC for each quarterly assessment period. The Bank's deposits are predominantly insured through the Bank Insurance Fund (the "BIF") and certain deposits held by the Bank are insured through the Savings Association Insurance Fund (the "SAIF"). The BIF and SAIF are both administered by the FDIC.

      The BIF semi-annual assessment rate currently ranges from 0 to 27 cents per $1,000 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the rate assessed on the Bank subsidiary could have an adverse effect on the earnings of PNB and the Bank, depending on the amount of the increase.

      Deposits insured by SAIF are currently assessed semi-annually at the BIF rate of zero to 27 cents per $1,000 of domestic deposits. The SAIF assessment rate may increase or decrease as is necessary to maintain the designated SAIF reserve ratio of 1.25% of SAIF insured deposits.

      All FDIC-insured depository institutions must pay a quarterly assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. Until December 31, 1999 or when the last savings and loan association ceases to exist, whichever occurs first, the assessment on BIF insured deposits will be 20% of the assessment on SAIF insured deposits. Thereafter, the same assessment will be charged on all deposits.

      Since September 29, 1995, federal law has permitted adequately capitalized and adequately managed bank holding companies to acquire banks across state lines, without regard to whether the transaction is prohibited by state law. Any state law relating to the minimum age of target banks (not to exceed five years) or limits on the amount of deposits that may be controlled by a single bank or bank holding company applies. The FRB is not permitted to approve any acquisition if, after the acquisition, the bank holding company would control more than 10% of the deposits of insured depository institutions nationwide or 30% or more of the deposits in the state where the target bank is located. The FRB could approve an acquisition, notwithstanding the 30% limit, if the state waives the limit either by state regulation or order of the appropriate state official.

      Beginning on June 1, 1997, banks were permitted to merge with one another across state lines and thereby create a main bank with branches in separate states. Any state could, however, by adoption of a non-discriminatory law elect to opt-out of this provision. Only Texas opted out of the interstate merger provision. After establishing branches in a state through an interstate merger transaction, a bank can establish and acquire additional branches at any location in the state where any bank involved in the merger could have established or acquired branches under applicable federal or state law.

      PNB does not have any current plans to acquire any banking organization located outside the state of Illinois.

EMPLOYEES

      PNB presently has no employees. However, certain of the employees and executive officers of Citizens Bank provide their services to PNB. A monthly fee for these services is paid by PNB to Citizens Bank. This fee is computed annually and is based upon an average of the number of hours worked during the year. As of December 31, 1998, Citizens Bank employed 193 full-time and 36 part-time employees. The Bank offers a variety of employee benefits. Citizens Bank employees are not represented by a union or a collective bargaining agreement. The management of PNB considers its employee relations to be excellent.

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

      In order to implement PNB's community banking philosophy and to promote themselves as community oriented organizations, the Bank has a formal officer call program. Each officer of the Bank calls on existing or potential customers and is expected to become actively involved in leadership positions in community organizations. As of December 31, 1998, employees of the Bank participated in approximately 160 community organizations, serving over 16,000 hours of community service in 1998.

ITEM 2.  PROPERTIES

      PNB's headquarters and Citizens Bank's principal offices are located at 606 South Main Street, Princeton, Illinois. Also located at this address is an annex completed in 1991 that contains, among others, the trust and farm management departments. The two buildings at this location are owned by Citizens Bank and contain approximately 36,000 square feet of space, all of which is occupied by PNB and Citizens Bank. Citizens Bank also has two drive-up facilities in Princeton and branch offices in DePue, Genoa, Hampshire, Henry, Minooka, Oglesby, Peru, Sandwich and Spring Valley. Citizens Bank is the owner of each of these facilities. None of the facilities owned by the Bank are subject to a mortgage. For additional information regarding these properties, see footnote 5 of Item 8 of this report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS

         Tony J. Sorcic, Age 45             President & Chief Executive Officer
         James B. Miller, Age 43            Executive Vice-President

      Mr. Sorcic has been President and Chief Executive Officer of PNB since January, 1997, and first became a director of PNB in 1986. He joined Citizens Bank in 1981 as Assistant Vice-President of Operations, became Executive Vice-President in 1986, and was named President in 1995.

      Mr. Miller joined Citizens Bank in 1979 as an agricultural loan officer and has been the Executive Vice- President of PNB since 1996. He currently is the Executive Vice-President and Senior Loan Manager of Citizens Bank.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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


                                                                    Cash
                                       Prices                     Dividends
                                   High        Low                Declared
                                ---------  -----------         -------------

1997
----------------------
First Quarter                   $ 13.33     $ 11.67               $ .07
Second Quarter                    13.00       12.00                 .07
Third Quarter                     16.50       12.33                 .07
Fourth Quarter                    17.67       15.67                 .08


1998
----------------------
First Quarter                   $ 20.50     $ 15.25               $ .08
Second Quarter                    22.50       17.50                 .08
Third Quarter                     21.00       16.50                 .08
Fourth Quarter                    17.75       16.00                 .08



      On February 26, 1999, PNB had 573 holders of record of its Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION
        (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                    FOR THE YEARS ENDED DECEMBER 31
-----------------------------------------------------------------------------------------------------------------------
                                                      1998          1997          1996           1995            1994
-----------------------------------------------------------------------------------------------------------------------
SUMMARY OF INCOME
   Interest income                                 $  32,651     $  31,312     $  29,114      $  27,645       $  25,765
   Interest expense                                   16,504        15,541        14,596         14,518          12,851
   Net interest income                                16,147        15,771        14,518         13,127          12,914
   Provision (credit) for possible loan losses           337           590            41           (101)           (286)
   Non-interest income                                 3,843         3,365         2,860          2,553           2,574
   Non-interest expense                               13,974        12,662        12,864         16,247          11,035
   Income (loss) before federal income tax             5,679         5,884         4,473           (466)          4,739
   Federal income tax (benefit)                        1,420         1,525         1,046           (824)            981
   Net income                                          4,259         4,359         3,427            358           3,758

Per Share Data (a)
   Basic net income                                $    1.08     $    1.07     $    0.84      $    0.09       $    0.93
   Diluted net income                                   1.08          1.07          0.84           0.09            0.93
   Book value (at end of period)                       11.13         10.62          9.84           9.23            8.52
   Cash dividends declared                              0.31          0.28          0.25           0.24            0.22
   Dividend payout ratio                                29.1%         26.2%         30.2%         272.9%           23.8%

Selected Balances (at end of period)
   Total assets                                    $ 478,911     $ 449,660     $ 420,407      $ 402,393       $ 400,531
   Earning assets                                    435,789       412,974       379,278        364,177         364,726
   Investments                                       130,926       122,034       117,028        127,094         154,957
   Gross loans                                       265,655       272,400       258,118        232,693         204,672
   Allowance for possible loan losses                  1,800         1,830         1,630          2,034           2,100
   Deposits                                          407,838       385,940       358,701        346,285         352,987
   Long-term debt                                      1,200         3,750         4,350          4,700           5,300
   Stockholders' equity                               42,606        42,668        40,197         37,646          34,636

Selected Financial Ratios
   Net income to average
      stockholders' equity                              9.94%        10.56%         8.91%          1.01%          10.77%
   Net income to average assets                         0.95          1.02          0.84           0.09            0.94
   Average stockholders' equity
      to average assets                                 9.54          9.66          9.48           9.03            8.74
   Average earning assets
      to average assets                                92.36         91.64         91.37          91.90           92.24
   Non-performing loans to total
      loans at end of period
      (net of unearned interest)                        0.52          0.31          0.45           0.39            0.47
   Tier 1 capital to average adjusted assets            8.35          8.78          8.59           8.96            8.87
   Risk based capital to risk
      adjusted assets                                  13.68         13.88         13.88          15.17           16.81
   Net loans charged off (recovered) to
      average loans                                     0.13          0.15          0.18          (0.02)           0.06
   Allowance for possible loan losses
      to total loans at end of period
      (net of unearned interest)                        0.68          0.67          0.63           0.87            1.03
   Average interest-bearing deposits
      to average deposits                              90.13         90.00         90.07          90.32           91.04
   Average non-interest-bearing deposits
      to average deposits                               9.87         10.00          9.93           9.68            8.96
-----------------------------------------------------------------------------------------------------------------------


(a) Each period's per share data has been restated to reflect the stock dividend (3 for 2) split declared in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (dollar amounts in thousands except per share data)

     The following discussion and analysis provides information about the Corporation's financial condition and results of operations for the years ended December 31, 1998, 1997, and 1996. This discussion and analysis should be read in conjunction with "Selected Statistical Data", and the Corporation's Consolidated Financial Statements and the Notes thereto included in this report (dollar amounts in thousands unless otherwise indicated).

OVERVIEW

     Assets at year-end reached a record level of $478,911 versus $449,660 at the prior year-end. Strong sales efforts by the staff and the market's demand of the subsidiary bank's products contributed to the asset growth.

     Equity of $42,606 is comparable to the 1997 level. Efforts were made to hold the dollar amount of capital steady for the year to improve financial leverage. This was accomplished through a dividend increase and the stock repurchase program.

     Net income for the year was $4,259, slightly lower than the $4,359 for 1997. Net interest income and non-interest income increased and were offset by increasing operating expenses. Higher employee costs and legal fees contributed to the higher operating expenses.

     The table below summarizes the changes in the Corporation's assets, equity, and net income during the period 1996 through 1998.


                     ASSETS AT        PERCENT         EQUITY AT        PERCENT           NET           PERCENT
                     YEAR-END         CHANGE          YEAR-END         CHANGE          INCOME          CHANGE
                     --------         ------          --------         ------          ------          ------
     1998            $478,911           6.51%        $42,606             (.15)%        $4,259          (2.29)%
     1997             449,660           6.96          42,668             6.15           4,359          27.20
     1996             420,407           4.48          40,197             6.78           3,427         857.26


ANALYSIS OF RESULTS OF OPERATIONS

     NET INTEREST INCOME. Net interest income improved by 2.7% to $17,094 in 1998 resulting from an increase in the volume of interest-earning assets, offset by falling interest rates and a flattening yield curve throughout 1998 reducing the net yield on interest-earning assets and the average cost of interest-bearing liabilities. The net yield on interest-earning assets decreased to 8.10% from 8.22% in 1997. The average rate on interest-bearing liabilities increased to 4.53% from 4.51%. The resulting net yield on average interest-earning assets on a fully taxable equivalent basis decreased to 4.12% from 4.25% in 1997.

   The following table sets forth details of average balances, interest income, and expense, and resulting rates for the Corporation for the past three years, reported on a fully taxable equivalent basis using a tax rate of 34%.

                                         ------------------------------------------------------------------------------------------
                                                    1998                             1997                             1996
                                         ------------------------------------------------------------------------------------------
                                         AVERAGE              YIELD/    AVERAGE                   YIELD/ AVERAGE              YIELD/
                                         BALANCE  INTEREST     COST     BALANCE    INTEREST       COST   BALANCE    INTEREST   COST
                                         --------------------------     ------------------------------   --------------------------
AVERAGE INTEREST-EARNING ASSETS
Interest-bearing deposits               $  6,401    $  335     5.23%    $  4,911    $   267       5.44%  $    412   $    23    5.58%
Taxable investment securities             92,643     5,494     5.93       82,200      4,976       6.05     92,313     5,135    5.56
Tax-exempt investment securities (a)      34,340     2,620     7.63       30,824      2,458       7.97     30,049     2,473    8.23
Federal funds sold                         7,380       388     5.26        5,465        297       5.43      2,654       140    5.28
Net loans (a) (b)                        274,272    24,761     9.03      267,918     24,185       9.03    245,324    22,211    9.05
                                         -------    ------               -------     ------               -------    ------
      Total interest-earning assets      415,036    33,598     8.10      391,318     32,183       8.22    370,752    29,982    8.09
                                         -------    ------               -------     ------               -------    ------
Average non-interest-earning assets       34,343                          35,696                           35,035
                                          ------                          ------                           ------
      Total average assets              $449,379                        $427,014                         $405,787
                                        ========                        ========                         ========

AVERAGE INTEREST-BEARING LIABILITIES
Interest-bearing demand                 $ 86,874     2,492     2.87     $ 84,424      2,420       2.87   $ 76,736     2,016    2.63
Savings                                   53,630     1,536     2.86       54,543      1,631       2.99     53,101     1,587    2.99
Time                                     201,598    11,269     5.59      192,250     10,665       5.55    186,054    10,170    5.47
Interest-bearing demand notes
   issued to the U. S. Treasury            1,015        55     5.42        1,117         64       5.73      1,059        52    4.91
Federal funds purchased and
   securities repurchase agreements       19,974     1,038     5.20        8,262        408       4.94      6,975       350    5.02
Long-term borrowings                       1,397       114     8.16        4,120        353       8.57      4,998       421    8.42
                                         -------    ------               -------     ------               -------    ------
      Total interest-bearing
         liabilities                     364,488    16,504     4.53      344,716     15,541       4.51    328,923    14,596    4.44
                                         -------    ------               -------     ------               -------    ------
Net yield on average
   interest-earning assets                         $17,094     4.12%                $16,642       4.25%             $15,386    4.15%
                                                   =======     ====                 =======       ====              =======    ====
Average non-interest-bearing liabilities  41,999                          41,039                           38,412

Average stockholders' equity              42,892                          41,259                           38,452
                                          ------                          ------                           ------
      Total average liabilities and
         stockholders' equity           $449,379                        $427,014                         $405,787
                                        ========                        ========                         ========


(a) Interest income on non-taxable investment securities and non-taxable loans includes the effects of taxable equivalent adjustments using a tax rate of 34% in adjusting interest on tax-exempt securities and tax-exempt loans to a fully taxable basis.

(b)   Includes $329 attributable to interest from non-accrual loans.


   In 1997, the net yield on interest-earning assets increased to 8.22% from 8.09% in 1996. However, the average rate on interest-bearing liabilities also increased from 4.44% in 1996, to 4.51% in 1997. The resulting net yield on interest-earning assets on a fully taxable equivalent basis increased from 4.15% in 1996, to 4.25% in 1997. This 10 basis point increase resulted from the increase in loans outstanding and an improvement in the yield on the investment portfolio. Both had a positive impact on net income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollar amounts in thousands except per share data)

   The following table describes changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities compared to changes in interest rates.


                                                                       YEAR ENDED DECEMBER 31
                                          ------------------------------------------------------------------------------------------
                                                    1998 COMPARED TO 1997                        1997 COMPARED TO 1996
                                          VOLUME (a)       RATE (a)         NET         VOLUME (a)      RATE (a)        NET
                                          -----------    -----------    -----------    -----------    -----------    -----------
INTEREST FROM INTEREST-EARNING ASSETS
  Interest-bearing time deposits          $        79    $       (11)   $        68    $       251    $        (7)   $       244
  Taxable investment securities                   624           (106)           518           (587)           428           (159)
  Tax-exempt investment securities (b)            274           (112)           162             63            (78)           (15)
  Federal funds sold                              102            (11)            91            151              6            157
  Net loans (c)                                   576              0            576          2,034            (60)         1,974
                                          -----------    -----------    -----------    -----------    -----------    -----------
    Total income from interest-
      earning assets                            1,655           (240)         1,415          1,912            289          2,201
                                          -----------    -----------    -----------    -----------    -----------    -----------

EXPENSE OF INTEREST-BEARING LIABILITIES
  Interest-bearing demand deposits                 72              0             72            211            193            404
  Savings deposits                                (26)           (69)           (95)            44              0             44
  Time deposits                                   523             81            604            343            152            495
  Interest-bearing demand notes issued
    to the U.S. Treasury                           (6)            (3)            (9)             3              9             12
  Federal funds purchased and securities
    repurchase agreements                         593             37            630             64             (6)            58
  Long-term borrowings                           (228)           (11)          (239)           (75)             7            (68)
                                          -----------    -----------    -----------    -----------    -----------    -----------
      Total expense from interest-
         bearing liabilities                      928             35            963            590            355            945
                                          -----------    -----------    -----------    -----------    -----------    -----------
      Net difference                      $       727    $      (275)   $       452    $     1,322    $       (66)   $     1,256
                                          ===========    ===========    ===========    ===========    ===========    ===========


[WIDE TABLE CONTINUED FROM ABOVE]


                                                   YEAR ENDED DECEMBER 31
                                         -----------------------------------------
                                                    1996 COMPARED TO 1995
                                          VOLUME (a)      RATE (a)         NET
                                         -----------    -----------    -----------
INTEREST FROM INTEREST-EARNING ASSETS
  Interest-bearing time deposits         $         1    $        (1)   $         0
  Taxable investment securities               (1,221)           416           (805)
  Tax-exempt investment securities (b)           454           (158)           296
  Federal funds sold                              36             (8)            28
  Net loans (c)                                2,546           (501)         2,045
                                         -----------    -----------    -----------
    Total income from interest-
      earning assets                           1,816           (252)         1,564
                                         -----------    -----------    -----------

EXPENSE OF INTEREST-BEARING LIABILITIES
  Interest-bearing demand deposits               (73)          (221)          (294)
  Savings deposits                               105            (15)            90
  Time deposits                                  304            (40)           264
  Interest-bearing demand notes issued
    to the U.S. Treasury                          (7)            (9)           (16)
  Federal funds purchased and securities
    repurchase agreements                        101            (34)            67
  Long-term borrowings                            (6)           (27)           (33)
                                         -----------    -----------    -----------
      Total expense from interest-
         bearing liabilities                     424           (346)            78
                                         -----------    -----------    -----------
      Net difference                     $     1,392    $        94    $     1,486
                                         ===========    ===========    ===========



(a) The change in interest due to both rate and volume has been allocated equally.

(b) Interest income on non-taxable investment securities includes the effects of taxable equivalent adjustments using a tax rate of 34% in adjusting interest on tax-exempt securities to a fully taxable basis.

(c) Includes loan fee income of $986 in 1998, $787 in 1997, and $823 in 1996. Interest income on loans includes the effect of tax equivalent adjustments for non-taxable loans using a tax rate of 34% in adjusting interest on tax-exempt loans to a fully taxable basis. Includes non-accrual loans, with year-end balances of $1,390 in 1998, $810 in 1997, and $1,157 in 1996.


     NON-INTEREST INCOME. In 1998, non-interest income increased by $478 to $3,843, up 14.2% from 1997's total of $3,365. Likewise, non-interest income as a percentage of average assets increased from .79% to .86% over the same period. With the exception of securities transactions, which decreased only $1 from a year ago, all categories showed increases in 1998 when compared to 1997. The biggest increase was seen in loan servicing fees which increased by $197 (or 111.3%) due to heavy refinancing activity in the real estate market. Service charges on deposit accounts also showed a healthy increase of $130 (or 9.5%) due to an increase in the number of deposit accounts at the subsidiary bank. The following table provides non-interest income by category, total non-interest income, and non-interest income to average total assets for the periods indicated.

                                                               YEAR ENDED DECEMBER 31
                                                     -------------------------------------------
                                                      1998              1997             1996
     Trust income                                    $  853            $ 817            $  735
     Farm management fees                               266              250               199
     Service charges on deposit accounts              1,498            1,368             1,176
     Other service charges                              515              445               427
     Securities transactions, net                        96               97               (24)
     Other operating income                             241              211               144
     Loan servicing fees and other charges              374              177               203
                                                     ------           ------            ------
     Total non-interest income                       $3,843           $3,365            $2,860
                                                     ======           ======            ======
     Non-interest income
         to average total assets                        .86%             .79%              .70%


     In 1997, the Corporation continued to experience strong growth in non-interest income, with all categories of non-interest income except for loan servicing fees increasing when compared to 1996. Total non-interest income was up $505, or 17.7%, over 1996 performance. Service charges on deposit accounts increased by $192 (16.3%), the result of overdraft charges and the growth in fee-based checking account programs. Trust and farm management fees were both up significantly from 1996, as more customers utilized these specialized services. During 1997, the Corporation also realized $97 in net gains on securities transactions, compared to a net loss of $24 in 1996.

     NON-INTEREST EXPENSE. Non-interest expenses increased in 1998 by $1,312 (or 10.4%) to $13,974 from $12,662 in 1997. Salaries and employee benefits increased by $613 (or 8.9%), a result of an increase in the number of full-time equivalent employees in 1998, which has been required as the subsidiary bank continues to grow. Trust litigation expenses also increased from $73 in 1997 to $256 in 1998, due to an increase in fees paid surrounding the litigation process of the Trust matter (see note 14 in the Notes to Consolidated Financial Statements). FDIC/OCC assessments were up 28.5% from a year ago, this due to the fact that the Corporation received a refund in the first quarter of 1997. Other operating expenses also increased by 20.4% during 1998, the result of several smaller accounts such as postage, advertising, supplies, etc. showing marginal increases. Data processing expenses decreased by $68 (or 10.0%), partially a result of the subsidiary bank changing to in-house item processing. The following table provides non-interest expense, and non-interest expense to average total assets for the periods indicated.


                                                                          YEAR ENDED DECEMBER 31
                                                                ------------------------------------------
                                                                  1998             1997              1996
     Salaries and employee benefits                             $ 7,479          $ 6,866           $ 6,422
     Occupancy                                                    1,007              964               955
     Equipment                                                      822              858               851
     FDIC/OCC assessments                                           185              144               580
     Goodwill and intangible assets amortization                    467              464               356
     Data processing                                                609              677               595
     Trust litigation expenses                                      256               73               382
                                                                -------          -------           -------
     Other operating expense                                      3,149            2,616             2,723
                                                                =======          =======           =======
     Total non-interest expense                                 $13,974          $12,662           $12,864
     Non-interest expense
         to average total assets                                   3.11%            2.97%             3.17%


     Non-interest expense decreased by $202 (or 1.6%) in 1997 to $12,662 from $12,864 in 1996. Salaries and benefits were up $444 (6.9%) from 1996, with a full year of salaries and benefits for the Sandwich staff representing most of the increase. Goodwill and intangible assets amortization also increased in 1997, up $108 (or 30.3%), the direct result of a full year's goodwill amortization related to the Sandwich acquisition. FDIC/OCC assessments were down $436 (or 75.2%) from 1996, when the Corporation paid a one-time SAIF assessment of $336.

     NET INCOME. Net income for 1998 was $4,259 (or $1.08 per diluted share), a decrease of 2.3% from $4,359 (or $1.07 per diluted share) in 1997. The decrease is attributable to a narrowing of the net interest margin as well as an increase in operating expenses, which more than offset an increase in non-interest income. Net income for 1997 increased by $932 (or 27.2%) from $3,427 in 1996. This increase was attributable to continued improvement in the net interest margin, increased other operating income, and a decrease in other operating expenses.

ANALYSIS OF FINANCIAL CONDITION

     LOANS. The Corporation's loan portfolio largely reflects the profile of the communities in which it operates. The Corporation essentially makes four types of loans: agricultural, commercial, real estate, and installment. The Corporation has no foreign loans. The following table summarizes the Corporation's loan portfolio.


                                                                           DECEMBER 31
                               --------------------------------------------------------------------------------------------------
                                       1998                 1997               1996                1995                 1994
                                           % OF                  % of               % of                 % of               % of
                                 AMOUNT    TOTAL       Amount    Total    Amount    Total     Amount     Total     Amount   Total
                               -----------------      ----------------   ----------------     ----------------    ---------------

     Agricultural               $37,520     14.1%     $38,991     14.3%  $36,030     14.0%    $33,106     14.2%   $30,977    15.1%
     Commercial                  44,147     16.6       41,241     15.1    38,410     14.8      34,687     14.9     35,863    17.5
     Real Estate
         1-4 family residences   66,243     24.9       75,607     27.8    72,460     28.1      63,824     27.4     59,470    29.1
         Agricultural            33,491     12.6       30,434     11.2    28,374     11.0      23,148     10.0     20,808    10.2
         Construction             6,299      2.4        6,030      2.2     4,160      1.6       3,116      1.3        853     0.4
         Commercial              42,005     15.8       42,617     15.7    41,170     16.0      37,378     16.1     31,272    15.3
                               --------              --------           --------             --------            --------
         Real Estate Total      148,038     55.7      154,688     56.9   146,164     56.7     127,466     54.8    112,403    55.0

     Installment                 35,950     13.6       37,480     13.7    37,514     14.5      37,434     16.1     25,429    12.4
                               --------              --------           --------             --------            --------
     Total loans               $265,655    100.0%    $272,400    100.0% $258,118    100.0%   $232,693    100.0%  $204,672   100.0%
                               ========              ========           ========             ========            ========

     Total assets              $478,911              $449,660           $420,407             $402,393            $400,531

     Loans to total assets                  55.5%                 60.6%              61.4%                57.8%              51.1%



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollar amounts in thousands except per share data)


     Total loans decreased $6.7 million or 2.5% in 1998 as compared to an increase of $14.3 million or 5.5% in 1997. Significant declines in interest rates resulted in a substantial volume of residential real estate loans refinancing, some of which are with the subsidiary bank, which the subsidiary bank then may sell in the secondary market while retaining servicing. This volume offset increased business in other categories.

     The agricultural loan portfolio decreased $1.5 million or 3.8% in 1998 from 1997. The agricultural portfolio declined seasonally due to customers' sale of grain. From 1996 to 1997, the portfolio increased $3.0 million in volume. Grain farmers experienced a generally favorable year in 1998 through a combination of above average yields and government assistance in the form of Loan Deficiency Payments (LDPs) and general subsidy. Livestock producers experienced a very difficult year. Burdensome supplies of pork, reduced kill capacity, and reduced export demand temporarily drove the price of pork to the lowest level in nearly 50 years.

     Commercial loans increased $2.9 million or 7.1% in 1998. This compares to an increase of $2.8 million or 7.4% in 1997. While business activity remains strong in markets served by the Corporation, a large share of the commercial loan demand has been for the acquisition or construction of longer term assets, such as real estate loans. Competition for high quality commercial and agricultural customers remains strong.

     Real estate loan balances declined in 1998, a $6.7 million or 4.3% decrease over 1997. Residential real estate loans dropped as consumers took advantage of the subsidiary bank's fixed rate products which may be sold in the secondary markets. Activity levels were at record levels for both new loan customers and refinancing of existing loans. These loans comprise 24.9% of the total portfolio. Agricultural real estate loans increased $3.1 million or 10%. This real estate segment of our market continues to be extremely competitive.

     Direct and indirect installment loans (loans to consumers) reflect a slight decline in volume in the portfolio in 1998 and 1997. The Corporation implemented new products and marketing programs during the past few years to increase penetration into its market areas. Long term, these products and programs are expected to provide increased diversification of risk and enhanced profitability. Increased focus on underwriting quality and awareness of general consumer debt levels has tempered growth in this area of the subsidiary bank's portfolio over the past three years.

     Although the risk of non-payment for any reason exists with respect to all loans, certain other more specific risks are associated with each type of loan. The primary risks associated with commercial loans are quality of the borrower's management and the impact of national economic factors. With respect to agricultural loans, the primary risks are weather and, like commercial loans, quality of borrower's management. Risks associated with real estate loans include concentrations of loans in a loan type, such as commercial or agricultural, and fluctuating land values. Installment loans also have risks associated with concentrations of loans in a single type of loan. Installment loans additionally carry the risk of a borrower's unemployment as a result of deteriorating economic conditions.

     The Corporation's strategy with respect to addressing and managing these types of risks, whether loan demand is weak or strong, is for the subsidiary bank to follow its conservative loan policies and underwriting practices, which include (i) granting loans on a sound and collectible basis, (ii) investing funds profitably for the benefit of the stockholders and the protection of depositors, (iii) serving the needs of the community and the subsidiary bank's general market area while obtaining a balance between maximum yield and minimum risk, (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan, (v) administering loan policies through a Directors' Loan Committee and Officers' Loan Committees, (vi) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category, and (vii) ensuring that each loan is properly documented and, if appropriate, secured or guaranteed by government agencies, and that insurance coverage is adequate, especially with respect to certain agricultural loans because of the risk of poor weather.

     NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED. Non-performing loans amounted to .52% of total loans at year-end 1998 compared to .30% at year-end 1997. The overall low level of non-performing loans is a reflection of the subsidiary bank's lending staff, credit policies, and management's emphasis on asset quality. Potential problem credits are closely monitored by the lending staff, and an independent loan review staff provides further assistance in identifying problem situations. Loans over 90 days past due are normally either charged off or, if well secured and in the process of collection, placed on a non-accrual status. Reflecting the Corporation's sound credit policies, the allowance for possible loan losses was 128.0% and 218.6% of nonperforming loans at year-end 1998 and 1997, respectively. The Corporation does not have any significant concentration of commercial real estate loans or commitments in areas which are experiencing deteriorating economic conditions. Total other real estate owned as of December 31, 1998 was $217. The Corporation had $50 in other real estate owned as of December 31, 1997. The following table provides information on the Corporation's non-performing loans since 1994.


                                                                             DECEMBER 31
                                                ------------------------------------------------------------------
                                                 1998           1997           1996            1995          1994
     Non-accrual                                $1,390         $ 810          $1,157          $ 808         $ 573
     90 days past due and accruing                  16            27               0            109            13
     Restructured                                    0             0               0              0           384
                                                ------         -----          ------          -----         -----
         Total non-performing loans             $1,406         $ 837          $1,157          $ 917         $ 970
                                                ======         =====          ======          =====         =====

     Non-performing loans to total loans
         (net of unearned interest)                .52%          .31%            .45%           .39%          .47%


     As of December 31, 1998 and 1997, loans which the Corporation's management had serious doubts as to the ability of borrowers to comply with loan repayment terms that were not carried as non-performing loans totaled approximately $279 (or .10% of the total loan portfolio), compared to $396 (or .14% of the total loan portfolio), respectively.

   ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance shown in the following table represents the allowance available to absorb losses within the entire portfolio:

                                                              YEAR ENDED DECEMBER 31
                                          --------------------------------------------------------------
                                             1998         1997         1996        1995          1994
                                          ---------    ---------    ---------    ---------     ---------
Amount of loans outstanding at end of
   period (net of unearned interest)      $ 265,474    $ 272,111    $ 257,931    $ 232,471     $ 204,154
Average amount of loans outstanding for
  the period (net of unearned interest)   $ 274,076    $ 265,756    $ 244,027    $ 218,091     $ 199,911
Allowance for possible loan
  losses at beginning of period           $   1,830    $   1,630    $   2,034    $   2,100     $   2,218
Allowance of bank acquired                        0            0            0            0           280
Charge-offs:
  Agricultural                                   84            0            0            0            23
  Commercial                                    279          171          140            6            55
  Real estate-mortgage                           26            1            4            0            22
  Installment                                   629          834        1,221          557           268
                                          ---------    ---------    ---------    ---------     ---------
      Total charge-offs                       1,018        1,006        1,365          563           368
                                          ---------    ---------    ---------    ---------     ---------
Recoveries:
  Agricultural                                  243           66          351          321            79
  Commercial                                     28           65           31           23            11
  Real estate-mortgage                            1            0            4           10             5
  Installment                                   379          485          534          244           161
                                          ---------    ---------    ---------    ---------     ---------
      Total recoveries                          651          616          920          598           256
                                          ---------    ---------    ---------    ---------     ---------
Net loans charged off  (recovered)              367          390          445          (35)          112
Provision (credit) for possible
  loan losses                                   337          590           41         (101)         (286)
                                          ---------    ---------    ---------    ---------     ---------
Allowance for possible loan
   losses at end of period                $   1,800    $   1,830    $   1,630    $   2,034     $   2,100
                                          =========    =========    =========    =========     =========
Net loans charged off
  (recovered) to average loans                  .13%         .15%         .18%        (.02)%         .06%
Allowance for possible loan
  losses to non-performing loans             128.02%      218.64%      140.88%      221.81%       216.49%
Allowance for possible loan
  losses to total loans at end of
  period (net of unearned interest)             .68%         .67%         .63%         .87%         1.03%



     The allowance for possible loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful loans, and such other factors that, in management's best judgment, deserve evaluation in estimating possible loan losses. The adequacy of the allowance for possible loan loss is monitored monthly during the ongoing, systematic review of the loan portfolio by the loan review staff of the audit department of the subsidiary bank. The results of these reviews are reported to the Board of Directors of the subsidiary bank on a monthly basis and to the Board of Directors of the Corporation on a quarterly basis. Monitoring and addressing problem loan situations are primarily the responsibility of the subsidiary bank's management and its Board of Directors.

     More specifically, the Corporation calculates the appropriate level of the allowance for possible loan losses on a monthly basis using historical charge-offs for each loan type, substandard loans, and anticipated losses with respect to specific loans. The amount in the allowance is based on the amount of outstanding loans for each loan type multiplied by the ratio of actual charge-offs to total loans for each loan type for the preceding five years, plus the amount of anticipated losses with respect to specific loans, plus a percentage of loans classified substandard or delinquent for each loan type. In addition to management's assessment of the portfolio, the Corporation and the subsidiary bank are examined periodically by regulatory agencies. Although the regulatory agencies do not determine whether the subsidiary bank's allowance for possible loan losses is adequate, such agencies do review the procedures and policies followed by management of the subsidiary bank in establishing the allowance.

     Reflecting the Corporation's emphasis on asset quality, net charge-offs were .13% of average total loans in 1998, and the allowance for possible loan losses at year-end 1998 was $1.8 million, .68% of total loans, net of unearned interest, and 128% of non-performing loans. Management considers the allowance for possible loan losses adequate to meet potential losses as of December 31, 1998.

     During 1998, the subsidiary bank had gross charge-offs of $629 in installment loans versus $834 during 1997 and $1,221 in 1996. Recoveries were $379 in 1998, $485 in 1997, and $534 in 1996. While charge-offs in installment loans were reduced, the amount exceeds the subsidiary bank's historic average. Continued adherence to more stringent underwriting guidelines is expected to reduce charge-offs even further in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollar amounts in thousands except per share data)


   INVESTMENT SECURITIES. The objectives of the investment portfolio are to provide the Corporation with a source of earnings and liquidity. The following table provides information on the book value of investment securities as of the dates indicated:

                                                           DECEMBER 31
                                                   --------------------------
                                                     1998              1997

     U.S. Treasury Notes                           $ 16,203         $ 34,770
     U.S. Government Agencies                        32,052           29,369
     State and municipal                             36,075           32,633
     Collateralized mortgage obligations             35,657           20,605
     Other securities                                10,939            4,657
                                                   --------         --------
         Total                                     $130,926         $122,034
                                                   ========         ========


     Total investment securities increased by $ 8.9 million (or 7.3%) to $130.9 million, at December 31, 1998, compared to $122.0 at December 31, 1997. The major reason for the increase is due to an increase in deposits. Decreases totaling $18.6 million occurred in the U. S. Treasury category while increases totaling $2.7 and $15.0 million, respectively, occurred in the U. S. Government Agencies and Collateralized Mortgage Obligations categories. The shift from U.
S. Treasuries to the U. S. Government Agency and Collateralized Mortgage Obligations will provide a higher total return and enhance the performance of the overall securities portfolio. Other Securities increased $6.3 million. This increase was due to Commercial Paper purchased to offset large short-term certificates of deposit.

     DEPOSITS. Total deposits increased by $21.9 million (or 5.7%). This increase was lower than the 7.6% in 1997, but represents the second highest increase in the past four years. Continued sales efforts have contributed to this growth over the past two years.

     Time deposits recorded the largest increase, ending at $212.1 million, a 4.0% increase over 1997. Interest-bearing demand deposits increased 7.6%, from $87.4 million to $94.0 million. The smallest percentage increase, which was 4.2%, was in savings deposits.

     Over the last two years, the subsidiary bank has experienced growth of 14.8% in demand accounts compared to 11.7% in time and savings. This continues to represent the Corporation's efforts to grow through core deposit relationships.

     The following table sets forth the classification of deposits with year-end balances and the average rates paid for the indicated periods.


                                                    FOR THE YEAR ENDING DECEMBER 31
                                  ----------------------------------------------------------------
                                           1998                    1997                  1996
                                   BALANCE      RATE       Balance       Rate     Balance     Rate
                                   -------      ----       -------       ----     -------     ----

      Non-interest-bearing demand $ 47,355       N/A     $ 42,333         N/A   $ 41,258      N/A
      Interest-bearing demand       93,982      2.87%       87,364       2.87%     78,883    2.63%
      Savings                       54,378      2.86%       52,193       2.99%     55,077    2.99%
      Time deposits                212,123      5.59%      204,050       5.55%    183,483    5.47%
                                  --------                --------               --------
          Total                   $407,838      3.95%     $385,940       3.99%   $358,701    3.84%
                                  ========                ========               ========



   The following table summarizes time deposits in amounts of $100 or more by time remaining until maturity as of December 31, 1998. These time deposits are made by individuals, corporations, and public entities.

      Three months or less                      $27,290
      Over three months through six months       13,210
      Over six months through one year            6,167
      Over one year                               3,911
                                                -------
        Total                                   $50,578
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

     The ratio of temporary investments (those maturing within one year plus twelve months' projected payments on mortgage-backed securities and collateralized mortgage obligations) to volatile liabilities (50% of non-public entity certificates of deposit over $100,000, repurchase agreements issued to public entities, and deposits of public entities) was 127.8% at December 31, 1998 and 104.1% at December 31, 1997, respectively. Core deposits, defined as demand deposits, interest-bearing checking accounts, total savings, and certificates of deposit less than $100,000, were 84.8% of total deposits at December 31, 1998 and 85.2% of total deposits at December 31, 1997. Money market accounts of approximately $37.2 million at December 31, 1998 are classified by the Corporation as core deposits.

     A net increase of $21.4 million in cash and cash equivalents was experienced by the Corporation in 1998. Financing activities provided net cash of $24.6 million. Increases of $21.9 million in net deposits and $9.9 million in short-term borrowings were offset by $3.5 million used to buy back stock of the Corporation and a decrease of $2.5 million in long-term borrowings. Funds used by investing activities of $4.4 million partially offset the funds provided by financing activities. Major components of the investing activities were net cash of $1.7 million used for securities transactions and $2.7 million used for the purchase of premises and equipment. Cash and cash equivalents of $54.6 million at December 31, 1998 are deemed adequate to meet short-term liquidity needs.

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

     The Corporation's strategy with respect to asset-liability management is to maximize net interest income while limiting the Corporation's exposure to risks associated with volatile interest rates. The subsidiary bank's Asset/Liability Management Committee is responsible for monitoring the subsidiary bank's GAP position. As a general rule, the subsidiary bank's policy is to maintain GAP as a percent of total assets within a range from +20% to -20% in any given time period. Based on the simulation of various rising or falling interest rate scenarios in comparison to one considered to be the most likely interest rate scenario, management seeks to operate with net interest income within a range of +10% to -10% of budgeted net interest income during any twelve month period. The Corporation also performs an interest rate risk analysis, on a quarterly basis, on the assets and liabilities of the subsidiary bank. This analysis applies an immediate shift in interest rates of +200 basis points and -200 basis points to the assets and liabilities to determine the impact on the net interest income and net income of the subsidiary bank, when compared to a flat rate scenario. The subsidiary bank strives to maintain the net interest income variance within a range of +10% to -10% and net income variance within a range of +5% to -5%. Applying these analyses at December 31, 1998 resulted in no material change to net interest income or net income of the Corporation.

     The Asset/Liability Management Committee monitors the effect of changes in yield and rates paid on a monthly basis. The Committee considers the subsidiary bank's current and anticipated positions during the next twelve months and the effect of rising and falling interest rate scenarios on net income. The Committee considers various contingency plans if the results of this analysis with regard to the following key ratios indicate a deviation from the asset/liability management policy: loans to assets, net loans to core funds, net loans to total deposits, equity capital to total assets, rate sensitive assets to rate sensitive liabilities, GAP, temporary investments to total assets, and temporary investments to volatile liabilities. The contingency plans considered by the Committee include generating funds through internal and external sources, adjusting maturities within the investment portfolio, repricing of assets, purchasing or selling loans, secondary mortgage activity, and liability rate adjustment. The Committee reports the results of their meetings to the subsidiary bank's Board of Directors on a monthly basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollar amounts in thousands except per share data)



                                                                             DECEMBER 31, 1998
                                                    ----------------------------------------------------------------
                                                     0-3 MO.      4-12 MO.       1-5 YRS.    OVER 5 YRS.    TOTAL
                                                    ---------     ---------     ---------     ---------    ---------
Interest-earning assets:
     Taxable investment securities                  $  13,567     $  21,267     $  21,251     $  38,766    $  94,851
     Tax-exempt investment securities                     735         1,766        11,042        22,532       36,075
     Fed funds sold                                    23,000             0             0             0       23,000
     Loans                                             92,419        48,864       111,825        16,134      269,242
                                                    ---------     ---------     ---------     ---------    ---------
         Total rate sensitive assets ("RSA")        $ 129,721     $  71,897     $ 144,118     $  77,432    $ 423,168
                                                    =========     =========     =========     =========    =========
Interest-bearing liabilities:
     Interest-bearing demand deposits               $  93,982     $       0     $       0     $       0    $  93,982
     Savings deposits                                  54,378             0             0             0       54,378
     Time deposits                                     66,732       100,385        44,759           247      212,123
     Short-term debt                                   13,985             0         5,961         3,150       23,096
     Long-term debt                                     1,200             0             0             0        1,200
                                                    ---------     ---------     ---------     ---------    ---------
         Total rate sensitive liabilities ("RSL")   $ 230,277     $ 100,385     $  50,720     $   3,397    $ 384,779
                                                    =========     =========     =========     =========    =========
Interest rate sensitivity GAP (RSA less RSL)        $(100,556)    $ (28,488)    $  93,398     $  74,035    $       0
Cumulative GAP                                      $(100,556)    $(129,044)    $ (35,646)    $  38,389    $       0
RSA/RSL                                                   .56%          .72%         2.84%        22.79%           0
Cumulative RSA/RSL                                        .56%          .61%          .91%         1.10%           0



     In the table above interest-bearing demand deposits and savings deposits are included as rate sensitive in the amounts reflected in the 0-3 month time frame, as such interest-bearing liabilities are subject to immediate withdrawal.

     Management of the Corporation considers $40 million of the interest-bearing checking account balances (one of the components of interest-bearing demand deposits) and all savings deposits as core, or non-rate sensitive deposits, primarily since interest-bearing demand and savings deposits historically have not been rate sensitive. As a general rule, the subsidiary bank's policy is to maintain RSA as a percent of RSL within a range of +70% to +120% within a 182 day time period.

     At December 31, 1998, savings deposits totaled approximately $54.4 million. If that amount along with the $40 million of interest-bearing checking account balances, reflected in the 0-3 month time frame, are adjusted to exclude these amounts (consistent with the consideration mentioned in the paragraph above), rate sensitive liabilities would be approximately $135.9 million for a negative GAP of approximately $6.1 million. RSA as a percent of RSL would be 95.5%. Adjusting the cumulative GAP and GAP ratio for the 4-12 month time frame would result in a negative cumulative GAP and GAP ratio of $34.6 million, and 85.4%, respectively.

     YEAR 2000 COMPLIANCE. The Corporation, through its subsidiary bank, has undertaken an initiative to address the year 2000 issue and has developed a comprehensive plan to prepare, as appropriate, the Corporation's computer systems to recognize the date change on January 1, 2000. If not remedied, potential risks include business interruption, financial loss, reputation loss, and/or legal liability. An assessment of the readiness of third parties with whom the Corporation interfaces, such as vendors, counter-parties, customers, payment systems, and others, is ongoing to mitigate the potential risks the year 2000 poses to the Corporation. The Corporation's objective is to ensure that all aspects of the year 2000 issue affecting the Corporation, including those related to the efforts of third parties, will be fully resolved in time. The Corporation has consistently maintained contingency plans for vital systems and business processes to protect the Corporation's assets against unplanned events that would prevent normal operations. The millennium changeover presents unique risks, some of which would not be effectively addressed by existing plans. The Corporation has examined these risks and developed additional plans to mitigate the effect of potential impacts and ensure continuity of operation throughout the year 2000 and beyond. The use of the existing contingency planning infrastructure will ensure optimum coverage and reusability of existing arrangements and responsibility assignments.

     A year 2000 committee, comprised of representatives from all areas of the subsidiary bank, has overall responsibility for ensuring that both the technical and the business risks imposed by the year 2000 issue are addressed. This committee regularly monitors the progress toward year 2000 compliance and provides periodic reporting to the subsidiary bank's Executive Officers' Committee and Board of Directors.

     The process for year 2000 compliance is following four major steps: inventory, impact assessment, validation, and implementation. The Corporation had substantially completed the implementation of the Corporation's critical systems by the end of 1998. It is anticipated that the implementation of all systems will be achieved by June 30, 1999. The Corporation expects that the principal costs will be those associated with the replacement of non-compliant computer equipment, which was fully depreciated and scheduled for replacement. These costs, which will be capitalized and amortized over the equipment's useful lives, will be met from existing resources. As a result, management of the Corporation does not anticipate significant cost savings to occur after the year 2000 issue is satisfactorily remedied.

     In total, the Corporation expects the cost of solving the year 2000 issue, and the regular replacement of equipment, to be approximately $1.3 million, consisting of the following:

     Estimated capital costs of technology upgrades      $1.2 million
     Estimated testing costs                               .1 million
                                                         ------------
     Total estimated spending                            $1.3 million


     As of December 31, 1998, the subsidiary bank has successfully met all critical time frames established by federal regulatory agencies. At this point, management does not believe there will be a material impact on the Corporation's results of operations, liquidity, or capital resources.

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

     INVESTMENT MATURITIES AND YIELDS. The following table sets forth the contractual maturities of investment securities at December 31, 1998, and the tax equivalent yields of such securities.

                                DUE WITHIN       DUE AFTER ONE BUT   DUE AFTER FIVE BUT    DUE AFTER TEN            OTHER
                                 ONE YEAR        WITHIN FIVE YEARS    WITHIN TEN YEARS         YEARS          (NO STATED MATURITY)
                           -----------------    ------------------   ------------------   -----------------   -------------------
                            AMOUNT      YIELD    AMOUNT      YIELD   AMOUNT       YIELD   AMOUNT      YIELD     AMOUNT     YIELD
U.S. Treasury              $14,139      6.05%   $ 2,064      5.80%   $     0        --    $     0        --    $     0        --
U.S. Government
    Agencies                 7,944      5.83     20,279      6.15        902      8.63%     2,927      7.05%         0        --
State and municipal          2,511      5.19     11,212      5.25      3,165      4.70     19,187      4.87          0        --
Collateralized
    mortgage obligations         0        --        347      6.11     19,471      6.97     15,839      7.28          0        --
Other securities             8,888      5.75          0        --          0        --          0        --          0        --
Other
    (no stated maturity)         0        --          0        --          0        --          0        --      2,051        --
                           -------              -------              -------              -------              -------
           Total           $33,482      5.85%   $33,902      5.83%   $23,538      6.73%   $37,953      6.04%   $ 2,051        --
                           =======              =======              =======              =======              =======


   LOAN MATURITIES. The following table sets forth scheduled loan repayments on agricultural, commercial, and real estate construction loans at December 31, 1998. See note 4 in the Notes to Consolidated Financial Statements.

                            DUE WITHIN     DUE AFTER ONE BUT      DUE AFTER
                             ONE YEAR      WITHIN FIVE YEARS      FIVE YEARS          TOTAL
                           -----------     -----------------     -----------        -----------
Agricultural               $    33,514        $     3,597        $       409        $    37,520
Commercial                      35,870              7,032              1,245             44,147
Real Estate-Construction         6,299                  0                  0              6,299
                           -----------        -----------        -----------        -----------
        Total              $    75,683        $    10,629        $     1,654        $    87,966
                           ===========        ===========        ===========        ===========



     Of the loans shown above, the following table sets forth loans due after one year which have predetermined (fixed) interest rates or adjustable (variable) interest rates at December 31,1998.

                                FIXED RATE       VARIABLE RATE        TOTAL
                                ----------       -------------        -----
Due after one year               $10,514           $1,769           $12,283

     ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES. The subsidiary bank has allocated the allowance for possible loan losses to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The allocation of the allowance and the ratio of loans within each category to total loans at December 31 are as follows:

                                                                   DECEMBER 31
                          --------------------------------------------------------------------------------------------
                               1998               1997              1996                1995               1994
                                   PERCENT            Percent            Percent            Percent            Percent
                                   OF LOANS           of loans           of loans           of loans           of loans
                                   IN EACH            in each            in each            in each            in each
                                   CATEGORY           category           category           category           category
                         ALLOWANCE TO TOTAL Allowance to total Allowance to total Allowance to total Allowance to total
                          AMOUNT    LOANS     amount   loans     amount    loans   amount    loans    amount    loans
                          ------    -----    ------    -----    ------    -----    ------    -----    ------    -----
Agricultural              $  311     14.1%   $  342     14.3%   $  325     14.0%   $  632     14.2%   $  650     15.1%
Commercial                   454     16.6       453     15.1       422     14.8       470     14.9       500     17.5
Real estate-mortgage175              55.7       156     56.9       151     56.7       227     54.8       267     55.0
Installment                  628     13.6       623     13.7       608     14.5       305     16.1       213     12.4
Unallocated                  232      N/A       256      N/A       124      N/A       400      N/A       470      N/A
                          ------    -----    ------    -----    ------    -----    ------    -----    ------    -----
     Total                $1,800    100.0%   $1,830    100.0%   $1,630    100.0%   $2,034    100.0%   $2,100    100.0%
                          ======    =====    ======    =====    ======    =====    ======    =====    ======    =====

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      The information required by Item 305 of Regulation S-K is contained in
Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Report on Form 10-K under the heading "Asset Liability Management" on pages 20 and 21, which information is incorporated herein by reference.

      Additionally, as mentioned in the section referred to above, the Corporation performs an interest rate risk analysis on a quarterly basis applying an immediate shift in interest rates of +200 basis points and -200 basis points to determine the impact on net interest income and net income. As of December 31, 1998, if interest rates were to increase 200 basis points, net interest income would decrease approximately $123,000 (or 0.8%) and net income would decrease approximately $91,000 (or 2.1%). However, if interest rates were to decrease 200 basis points, net interest income would increase approximately $123,000 (or 0.8%) and net income would increase approximately $91,000 (or 2.1%).

      The Corporation considers the effects of said increase or decrease in interest rates to be immaterial.

ITEM 8. CONSOLIDATED BALANCE SHEETS
        (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                               DECEMBER 31
                                                                            1998        1997
-----------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (note 2)                                         $  31,133    $  21,268
Federal funds sold                                                          23,000       11,900
Investment securities (note 3):
   Available-for-sale, at fair value                                       109,530      107,042
   Held-to-maturity, at amortized cost                                      21,396       14,992

Loans held for sale, at lower of cost or market                              5,363        1,576
Loans (note 4):
   Gross loans                                                             265,655      272,400
   Less: Unearned interest                                                    (181)        (289)
         Allowance for possible loan losses                                 (1,800)      (1,830)
                                                                         ---------    ---------
      Net loans                                                            263,674      270,281

Interest receivable                                                          5,604        5,808
Premises and equipment (note 5)                                             10,627        8,752
Goodwill and intangible assets, net of accumulated
   amortization of $2,103 and $1,636,
   at December 31, 1998 and 1997                                             5,023        5,272
Other assets                                                                 3,561        2,769
                                                                         ---------    ---------
      TOTAL ASSETS                                                       $ 478,911    $ 449,660
                                                                         =========    =========

-----------------------------------------------------------------------------------------------
LIABILITIES
Deposits (note 6):
   Demand                                                                $  47,355    $  42,333
   Interest-bearing demand                                                  93,982       87,364
   Savings                                                                  54,378       52,193
   Time                                                                    212,123      204,050
                                                                         ---------    ---------
      Total deposits                                                       407,838      385,940

Borrowings (note 7)                                                         24,296       16,987
Other liabilities                                                            4,171        4,065
                                                                         ---------    ---------
      TOTAL LIABILITIES                                                    436,305      406,992
                                                                         ---------    ---------

STOCKHOLDERS' EQUITY
Common stock: $5 par value, 7,000,000 shares authorized at
   December 31, 1998 and 1997; 4,139,841 shares issued at
   December 31, 1998 and 4,139,918 shares issued at December 31, 1997       20,699       20,700
Surplus                                                                      6,305        6,235
Retained earnings                                                           19,588       16,569
Accumulated other comprehensive income, net of tax                             862          560
Less: Cost of 312,061 and 123,605 treasury shares at December 31, 1998
   and 1997, respectively                                                   (4,848)      (1,396)
                                                                         ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY                                            42,606       42,668
                                                                         ---------    ---------
Commitments &  contingencies
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 478,911    $ 449,660
                                                                         =========    =========

-----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                FOR THE YEARS ENDED DECEMBER 31
                                                               1998            1997         1996
--------------------------------------------------------------------------------------------------
INTEREST INCOME:
    Interest and fees on loans                             $    24,705   $    24,150   $    22,184
    Interest and dividends on investment securities:
        Taxable                                                  5,494         4,976         5,135
        Tax-exempt                                               1,729         1,622         1,632
    Interest on federal funds sold                                 388           297           140
    Interest on interest-bearing deposits in
           other banks                                             335           267            23
                                                           -----------   -----------   -----------
          Total interest income                                 32,651        31,312        29,114
                                                           -----------   -----------   -----------
INTEREST EXPENSE:
    Interest on deposits (note 6)                               15,297        14,716        13,773
    Interest on borrowings                                       1,207           825           823
                                                           -----------   -----------   -----------
          Total interest expense                                16,504        15,541        14,596
                                                           -----------   -----------   -----------
NET INTEREST INCOME                                             16,147        15,771        14,518
Provision for possible loan losses (note 4)                        337           590            41
                                                           -----------   -----------   -----------

NET INTEREST INCOME AFTER PROVISION
    FOR POSSIBLE LOAN LOSSES                                    15,810        15,181        14,477
                                                           -----------   -----------   -----------

OTHER INCOME:
    Trust & farm management fees                                 1,119         1,067           934
    Service charges on deposit accounts                          1,498         1,368         1,176
    Other service fees                                             515           445           427
    Gain (loss) on securities transactions, net (note 3)            96            97           (24)
    Loan servicing fees and other charges                          374           177           203
    Other operating income                                         241           211           144
                                                           -----------   -----------   -----------
          Total other income                                     3,843         3,365         2,860
                                                           -----------   -----------   -----------

OTHER EXPENSES:
    Salaries and employee benefits                               7,479         6,866         6,422
    Occupancy                                                    1,007           964           955
    Equipment expense                                              822           858           851
    FDIC/OCC assessments                                           185           144           580
    Goodwill and intangible assets amortization                    467           464           356
    Data processing                                                609           677           595
    Trust litigation expenses (note 14)                            256            73           382
    Other operating expense                                      3,149         2,616         2,723
                                                           -----------   -----------   -----------
          Total other expenses                                  13,974        12,662        12,864
                                                           -----------   -----------   -----------


INCOME BEFORE INCOME TAXES                                       5,679         5,884         4,473
Income tax expense (note 8)                                      1,420         1,525         1,046
                                                           -----------   -----------   -----------

NET INCOME                                                 $     4,259   $     4,359   $     3,427
                                                           ===========   ===========   ===========



NET INCOME PER SHARE:
    Basic                                                  $      1.08   $      1.07   $      0.84
    Diluted                                                $      1.08   $      1.07   $      0.84



Basic weighted average shares outstanding                    3,950,771     4,063,820     4,080,767
Diluted weighted average shares outstanding                  3,951,374     4,063,820     4,080,767
--------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                FOR THE YEARS ENDED DECEMBER 31
                                                                   1998       1997       1996
----------------------------------------------------------------------------------------------
NET INCOME                                                       $ 4,259    $ 4,359    $ 3,427
    Other comprehensive income, net of tax

        Unrealized holding gains arising during the period           365        324         41
        Less: Reclassification adjustment for realized (gains)
             losses included in net income                           (63)       (64)        16
                                                                 -------    -------    -------

    Other comprehensive income                                       302        260         57
                                                                 -------    -------    -------

COMPREHENSIVE INCOME                                             $ 4,561    $ 4,619    $ 3,484
                                                                 =======    =======    =======

----------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                              ACCUMULATED
                                                                                 OTHER
                                                                              COMPREHENSIVE
                                      COMMON                       RETAINED      INCOME,        TREASURY
                                       STOCK         SURPLUS       EARNINGS   NET OF TAX EFFECT   STOCK         TOTAL
                                      -------        -------       --------   -----------------  -------       -------
Balance, January 1, 1996              $13,800        $ 6,148       $ 17,857       $   243        $  (402)      $37,646

   1998 Stock dividend (3 for 2 split,
      note 17), retroactively applied   6,900                        (6,900)                                         0
                                      -------        -------       --------       -------        -------       -------
Adjusted balance, January 1, 1996     $20,700        $ 6,148       $ 10,957       $   243        $  (402)      $37,646

   Net income                                                         3,427                                      3,427
   Sale of 8,490 shares
      of treasury stock                                   45                                          56           101
   Cash dividends
      ($.25 per share)                                               (1,034)                                    (1,034)
   Other comprehensive income,
      net of $30 tax effect                                                            57                           57
                                      -------        -------       --------       -------        -------       -------
Balance, December 31, 1996            $20,700        $ 6,193       $ 13,350       $   300        $  (346)      $40,197

   Net income                                                         4,359                                      4,359
   Sale of 5,364 shares
      of treasury stock                                   42                                          34            76
   Purchase of 75,000 shares
      of treasury stock                                                                           (1,084)       (1,084)
   Cash dividends
      ($.28 per share)                                               (1,140)                                    (1,140)
   Other comprehensive income,
      net of $133 tax effect                                                          260                          260
                                      -------        -------       --------       -------        -------       -------
Balance, December 31, 1997            $20,700        $ 6,235       $ 16,569       $   560        $(1,396)      $42,668

   Net income                                                         4,259                                      4,259
   Sale of 6,700 shares
      of treasury stock                                   72                                          44           116
   Purchase of 195,156 shares
      of treasury stock                                                                           (3,496)       (3,496)
   Cash dividends
      ($.31 per share)                                               (1,241)                                    (1,241)
   Effect of fractional shares retired
      (77 shares) related to 1998
      stock dividend                       (1)            (2)             1                                         (2)
   Other comprehensive income,
      net of $156 tax effect                                                          302                          302
                                      -------        -------       --------       -------        -------       -------
BALANCE, DECEMBER 31, 1998            $20,699        $ 6,305       $ 19,588       $   862        $(4,848)      $42,606
                                      =======        =======       ========       =======        =======       =======


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                            FOR THE YEARS ENDED DECEMBER 31
                                                                             1998        1997        1996
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                             $  4,259    $  4,359    $  3,427
    Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation                                                          822         876         908
          Provision for possible loan losses                                    337         590          41
          Deferred income taxes (benefit)                                       191        (208)         18
          Amortization of goodwill and other intangible assets                  467         464         356
          Amortization of premiums on investment securities,
            net of accretion                                                    187          76         340
          (Gain) loss on securities transactions, net                           (96)        (97)         24
          Loans originated for sale                                         (32,742)     (7,431)    (12,155)
          Proceeds from sales of loans originated for sale                   28,955       8,704      10,252
          (Decrease) increase in accrued interest payable                       (12)        420          73
          Decrease (increase) in accrued interest receivable                    204         (83)       (220)
          Increase in other assets                                             (727)       (481)       (763)
          (Decrease) increase in other liabilities                              (39)         98         483
                                                                           --------    --------    --------
              Net cash provided by operating activities                       1,806       7,287       2,784
                                                                           --------    --------    --------
INVESTING ACTIVITIES:
    Proceeds from sales of investment securities available-for-sale           7,440       6,586       2,318
    Proceeds from maturities of investment securities available-for-sale     35,749      46,080      66,593
    Purchase of investment securities available-for-sale                    (45,864)    (55,191)    (59,531)
    Proceeds from maturities of investment securities held-to-maturity       14,611       4,385       1,144
    Purchase of investment securities held-to-maturity                      (21,015)     (6,452)       (736)
    Proceeds from sales of other real estate owned                               79         200          11
    Net decrease (increase) in loans                                          6,270     (14,570)    (25,905)
    Purchase of premises and equipment                                       (2,697)       (481)       (959)
    Payment related to acquisitions, net of cash and
        cash equivalents acquired                                                 0           0      (2,947)
                                                                           --------    --------    --------

              Net cash used by investing activities                          (5,427)    (19,443)    (20,012)
                                                                           --------    --------    --------
FINANCING ACTIVITIES:
    Net increase in deposits                                                 21,898      27,239      12,416
    Proceeds from borrowings                                                 13,347       1,200       1,000
    Repayments of borrowings                                                 (6,038)     (2,100)      1,444
    Dividends paid                                                           (1,241)     (1,140)     (1,034)
    Purchase of treasury stock                                               (3,496)     (1,084)          0
    Sale of treasury stock                                                      116          76         101
                                                                           --------    --------    --------
              Net cash provided by financing activities                      24,586      24,191      13,927
                                                                           --------    --------    --------

Increase (decrease) in cash and cash equivalents                             20,965      12,035      (3,301)
Cash and cash equivalents at beginning of year                               33,168      21,133      24,434
                                                                           --------    --------    --------
Cash and cash equivalents at end of year                                   $ 54,133    $ 33,168    $ 21,133
                                                                           ========    ========    ========


Cash paid during the year for:
    Interest                                                               $ 16,516    $ 15,121    $ 14,525
    Income taxes                                                           $  1,454    $  1,600    $    944
Supplemental disclosure of non-cash investing activities:
    Loans transferred to other real estate owned                           $    375    $    158    $    109
-----------------------------------------------------------------------------------------------------------


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

INVESTMENT SECURITIES - Investment securities which the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. The Corporation does not have a trading portfolio. All other investment securities that are not classified as held-to-maturity are classified as available-for-sale. Investment securities available-for-sale are recorded at fair value with any changes in fair value reflected as a separate component of stockholders' equity, net of related tax effects. Gains and losses on the sale of securities are determined using the specific identification method. Premiums and discounts on investment securities are amortized or accreted over the contractual lives of those securities. The method of amortization or accretion results in a constant effective yield on those securities (the interest method).
LOANS - Loans are stated at the principal amount outstanding, net of unearned interest and allowance for possible loan losses. Interest on commercial, real estate, and certain installment loans is credited to operations as earned, based upon the principal amount outstanding. Interest on other installment loans is credited to operations using a method which approximates the interest method.
     It is the subsidiary bank's policy to discontinue the accrual of interest on any loan when, in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal. Interest on these loans is credited to income only when the collection of principal has been assured and only to the extent interest payments are received.
     Impaired loans are measured based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Certain groups of small-balance homogenous loans, which are collectively evaluated for impairment and are generally represented by consumer and residential mortgage loans or loans which are measured at the lower of cost or market, are not analyzed individually for impairment. The Corporation generally identifies impaired loans within the non-accrual and restructured commercial and commercial real estate portfolios on an individual loan-by-loan basis. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.
     Non-refundable loan fees and direct costs of loan originations are deferred at the time a loan is originated. Net deferred loan fees or costs are recognized as yield adjustments over the contractual life of the loan using the interest method.

ALLOWANCE FOR POSSIBLE LOAN LOSSES - The allowance for possible loan losses is increased by provisions charged to operating expense and decreased by charge-offs, net of recoveries, and is available to absorb losses on loans.
     The allowance is based on factors that include overall composition of loan portfolio, types of loans, past loss experience, loan delinquencies, watchlist, substandard and doubtful credits, and such other factors that, in management's best judgment, deserve evaluation in estimating potential loan losses.
     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the subsidiary bank's allowance for possible loan losses. Such agencies may require the subsidiary bank to recognize additions to the allowance for possible loan losses based on their judgments of information available to them at the time of their examination.

SALES OF FIRST MORTGAGE LOANS AND LOAN SERVICING - The subsidiary bank sells first mortgage loans on a non-recourse basis. The total cost of these loans is allocated between loans and servicing rights based on the relative fair value of each. A gain or loss on the sale is recorded which reflects the difference between the cash received and the loan value. Loan servicing fees are recognized over the lives of the related loans. Loan servicing costs are charged to expense as incurred. Loans held for sale are stated at the lower of aggregate cost or market. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.
     At December 31, 1998 and 1997, the fair value of the originated mortgage servicing rights was $414 and $197, respectively, and is amortized in future periods in proportion to, and over the period of, estimated net servicing income similar to the interest method using an accelerated amortization method. The amortization of capitalized mortgage servicing rights is reflected in the statements of income as a reduction to loan servicing fees and other charges.

PREMISES AND EQUIPMENT - Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows: buildings, fifteen to forty years; furniture and equipment, three to fifteen years. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated from the accounts, and any resulting gains or losses are reflected in income.

COST IN EXCESS OF FAIR VALUE OF NET ASSETS - The cost in excess of the fair value (goodwill) of net assets acquired is being amortized over a fifteen-year period using the straight-line method. Long lived assets, including premises and goodwill, are evaluated for impairment using the guidance provided by Statement of Financial Accounting Standard 121 (FAS 121) "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Impaired".

OTHER REAL ESTATE - Other real estate, which is included in other assets in the consolidated balance sheets, represents assets to which the Corporation's subsidiary bank has acquired legal title in satisfaction of indebtedness. Such real estate is recorded at cost or its fair market value at the date of acquisition, less estimated selling costs, whichever is lower. Any deficiency is recorded through the allowance. Subsequent declines in value, based on changes in market conditions, are recorded in expense as incurred. Gains or losses on the disposition of other real estate are recorded in expense in the period in which they are realized.

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

NET INCOME PER SHARE - Basic income per share is computed by dividing net income by the weighted average number of shares outstanding during the year, which were 3,950,771, 4,063,820, and 4,080,767 for 1998, 1997, and 1996, respectively. The
12,950 options issued on December 14, 1998 increased the diluted weighted average shares outstanding to 3,951,374 for 1998. There was no potential common stock in 1997 or 1996.

CASH FLOWS - For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

RECLASSIFICATIONS - Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to their 1998 presentation.

IMPACT OF NEW ACCOUNTING STANDARDS - In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income". This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The Corporation adopted the provisions of this statement in 1998, and has applied the statement to all years presented. These disclosure requirements had no impact on financial position or results of operations.
     In June 1997, the FASB issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information". The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Corporation has determined that it does not have separate operating segments and, therefore, the disclosure requirements under this statement do not apply to the Corporation.
     In June 1998, the FASB issued Statement 133, "Accounting for Derivatives and Hedging Transactions" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 will not be effective for the Corporation until 2000, and is not anticipated to have a material effect on the financial statements of the Corporation.
     In October 1998, the FASB issued Statement 134, "Accounting for Mortgage-Backed-Securities Retained after the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise" (FAS 134). FAS 134 requires that after the securitization of mortgage loans held-for-sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments, as described in FAS 115, "Accounting for Certain Investments in Debt and Equity Securities". FAS 134 shall be effective for fiscal years beginning after December 15, 1998 and is not expected to have a material effect on financial statements of the Corporation.

2.   CASH AND DUE FROM BANKS
     The average compensating balances held at correspondent banks during 1998 and 1997 were $9,066 and $7,869, respectively. The subsidiary bank maintains such compensating balances with correspondent banks to offset charges for services rendered by those banks. In addition, the Federal Reserve Bank required the subsidiary bank to maintain an average balance of approximately $1,602 in 1997 as a reserve requirement. There was no such requirement in 1998.

3.   INVESTMENT SECURITIES
     The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of available-for-sale and held-to-maturity securities by major security type at December 31 were as follows:

                                                                  1998
                                                            GROSS        GROSS        ESTIMATED
                                             AMORTIZED    UNREALIZED   UNREALIZED        FAIR
                                               COST         GAINS        LOSSES          VALUE
                                           -----------   -----------   -----------    -----------
Available-for-sale:
     United States Treasury                $    16,099   $       104   $         0    $    16,203
     United States Government Agencies          31,771           304           (23)        32,052
     State and municipal                        22,685           929           (47)        23,567
     Collateralized mortgage obligations        35,618           158          (119)        35,657
     Other securities                            2,051             0             0          2,051
                                           -----------   -----------   -----------    -----------
           Total                               108,224         1,495          (189)       109,530
                                           -----------   -----------   -----------    -----------

Held-to-maturity:
     State and municipal                        12,508           238            (3)        12,743
     Other securities                            8,888            12             0          8,900
                                           -----------   -----------   -----------    -----------
           Total                           $   129,620   $     1,745   $      (192)   $   131,173
                                           ===========   ===========   ===========    ===========

                                                                  1997
                                                            Gross        Gross       Estimated
                                             Amortized    Unrealized   Unrealized       Fair
                                               Cost         Gains        Losses         Value
                                           -----------   -----------   -----------    -----------
Available-for-sale:
     United States Treasury                $    34,651   $       120   $        (1)   $    34,770
     United States Government Agencies          29,331            95           (57)        29,369
     State and municipal                        19,371           764             0         20,135
     Collateralized mortgage obligations        20,677            39          (111)        20,605
     Other securities                            2,164             0            (1)         2,163
                                           -----------   -----------   -----------    -----------
           Total                               106,194         1,018          (170)       107,042
                                           -----------   -----------   -----------    -----------

Held-to-maturity:
     State and municipal                        12,498           187           (24)        12,661
     Other securities                            2,494             0             0          2,494
                                           -----------   -----------   -----------    -----------
           Total                           $   121,186   $     1,205   $      (194)   $   122,197
                                           ===========   ===========   ===========    ===========

(dollar amounts in thousands except per share data)

Maturities of investment securities classified as available-for-sale and held-to-maturity were as follows at December 31, 1998:

                                                                               ESTIMATED
                                                               AMORTIZED         FAIR
                                                                 COST            VALUE
                                                               --------         --------
Available-for-sale:
     Due in one year or less                                   $ 22,504          $22,643
     Due after one year through five years                       27,221           27,616
     Due after ten years                                         16,917           17,620
                                                               --------         --------
                                                                 66,642           67,879
                                                               --------         --------
     Mortgage-backed securities                                   3,913            3,943
     Collateralized mortgage obligations                         35,618           35,657
     Other (no stated maturity)                                   2,051            2,051
                                                               --------          -------
                                                               $108,224         $109,530
                                                               ========         ========
Held-to-maturity:
     Due in one year or less                                   $ 10,838          $10,862
     Due after one year through five years                        5,826            5,942
     Due after five years through ten years                       3,165            3,280
     Due after ten years                                          1,567            1,559
                                                               --------         --------
                                                               $ 21,396          $21,643
                                                               ========          =======


     Proceeds from sales of investment securities available-for-sale during 1998,1997, and 1996 were $7,440, $6,586, and $2,318, respectively. Gross gains of $96 in 1998, $108 in 1997, and $15 in 1996, and gross losses of $0 in 1998,
$11 in 1997, and $39 in 1996, were realized on those sales.
     Certain investment securities are pledged to secure public and trust deposits, and for other purposes required or permitted by law. The fair value of these pledged assets at December 31, 1998, 1997, and 1996 was $78,682, $77,273, and $68,072, respectively.

4.   LOANS
     The composition of the loan portfolio as of December 31 was as follows:

Gross Loans:                                    1998              1997
     Commercial                              $ 44,147          $ 41,241
     Agricultural                              37,520            38,991
     Real estate-construction                   6,299             6,030
     Real estate-mortgage                     141,739           148,658
     Installment                               35,950            37,480
                                             --------          --------
         Total                               $265,655          $272,400
                                             ========          ========

     Changes in the allowance for possible loan losses for the years ended December 31 were as follows:

                                          1998        1997        1996
     Balance, January 1                 $ 1,830     $ 1,630     $ 2,034
     Provision for possible
         loan losses                        337         590          41
     Recoveries of loans
         previously charged off             651         616         920
     Loans charged off                   (1,018)     (1,006)     (1,365)
                                        -------     -------     -------
     Balance, December 31               $ 1,800     $ 1,830     $ 1,630
                                        =======     =======     =======


     Loans on non-accrual status at December 31, 1998, 1997, and 1996 were $1,390, $810, and $1,157, respectively. Interest income that would have been recorded on these loans had they not been placed on non-accrual status, was approximately $85, $75, and $93, respectively.
     At December 31, 1998, 1997, and 1996, the recorded investment in loans classified as impaired in accordance with FAS 114 totaled $957, $489, and $624, respectively, all of which related to impaired loans which do not require a related allowance for possible loan losses as the carrying value of the loans is less than the discounted present value of expected future cash flows. For the years ended December 31, 1998, 1997, and 1996, the average recorded investment in impaired loans was approximately $537, $596, and $380, respectively. Interest recognized on impaired loans during the portion of the year that they were impaired was not considered material.
     The Corporation's subsidiary bank had loans outstanding to directors, executive officers and their related interests (related parties) of the Corporation and its subsidiary of approximately, $1,786, $1,639, and $1,735, at December 31, 1998, 1997, and 1996, respectively. These loans were made in the ordinary course of business on the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility. An analysis of the activity in 1998 for loans made to directors, executive officers or principal holders of common stock or to any associate of such persons for which the aggregate to any such person exceeds $60 is as follows:

           Balance                                              Balance
       January 1, 1998      Additions        Payments      December 31, 1998
       ---------------      ---------        --------      -----------------
           $1,639            $1,202           $1,055            $1,786

     The Corporation services loans for others with unpaid principal balances at December 31, 1998, 1997, and 1996 of approximately $56,267, $42,399, and
$36,649, respectively.

5.   PREMISES AND EQUIPMENT

     As of December 31, the components of premises and equipment (at cost), less accumulated depreciation, were as follows:

                                                1998              1997
     Land                                     $ 2,280           $ 2,040
     Buildings                                 10,488            10,184
     Furniture and Equipment                    8,166             6,013
                                              -------           -------
                                               20,934            18,237

     Less accumulated depreciation             10,307             9,485
                                              -------           -------
             Total                            $10,627           $ 8,752
                                              =======           =======

     Depreciation expense charged to operating expense for 1998, 1997, and 1996 was $822, $876, and $908, respectively.

6.   DEPOSITS

     As of December 31, the aggregate amounts of time deposits in denominations of $100 or more and related interest expense were as follows:

                                                            1998              1997             1996
     Amount                                                $50,578           $40,420          $34,712
     Interest expense for the year                           2,207             2,162            2,078

     Total interest expense on deposits was as follows:
                                                             1998              1997             1996
     Interest-bearing demand                               $ 2,492           $ 2,420           $2,016
     Savings                                                 1,536             1,631            1,587
     Time                                                   11,269            10,665           10,170
                                                           -------           -------          -------
             Total                                         $15,297           $14,716          $13,773
                                                           =======           =======          =======

7.   BORROWINGS
     As of December 31, borrowings consisted of the following:

                                                         1998                               1997
                                                                WEIGHTED                           Weighted
                                                                 AVERAGE                            Average
                                              AMOUNT               RATE          Amount               Rate
                                              -------              ----          -------              ----
     Customer repurchase agreements           $13,768              4.20%          $9,771              4.90%
     Advances from the Federal Home Loan
       Bank of Chicago due:
           September 22, 2000                     399              6.21              443              6.21
           June 18, 2002                          562              6.46              697              6.46
         March 7, 2004                          3,150              5.94                0                --
         February 27, 2008                      2,500              5.37                0                --
         June 19, 2008                          2,500              5.44                0                --
     Interest-bearing demand notes issued
       to the U.S. Treasury                       217              4.11            2,326              5.53
     Notes payable                              1,200              6.75            3,750              8.75
                                              -------              ----          -------              ----
         Total                                $24,296              4.89%         $16,987              5.94%
                                              =======              ====          =======              ====

     The subsidiary bank has adopted a collateral pledge agreement whereby the bank has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank of Chicago (FHLB). All advances from the FHLB have fixed interest rates. The advance maturing in June, 2008 has a one-time callable feature in June, 2003. The advance maturing in February, 2008 also has a callable feature, beginning in February, 2003 and quarterly thereafter. All stock in the FHLB is also pledged as additional collateral for these advances.
     The Corporation had notes payable totaling $1,200 and $3,750 at December 31, 1998 and 1997, respectively. The note payable at December 31, 1997 was paid off in 1998. A new demand note was issued on October 7, 1998. This demand note carries a floating interest rate equal to the lender's prime rate less one percent (6.75% at December 31, 1998). The note, which is unsecured, had an original balance of $2,200 and has a maturity of March 31, 1999.

(dollar amounts in thousands except per share data)

8. INCOME TAXES
   Income tax expense (benefit) consisted of the following:

                                                  CURRENT          DEFERRED           TOTAL
                                                  -------          --------           -----
   Year ended December 31, 1998:
      U.S. Federal                                $1,229           $  191            $1,420
   Year ended December 31, 1997:
      U.S. Federal                                $1,733           $ (208)           $1,525
   Year ended December 31, 1996:
      U.S. Federal                                $1,028           $   18            $1,046


   The Corporation was not liable for state income taxes for 1998, 1997 or 1996.

   Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income as a result of the following:

                                                         1998              1997             1996
                                                        ------           ------            ------
   Computed "expected" tax expense                      $1,931           $2,000            $1,521
   Increase (decrease) in income taxes resulting from:
      Tax-exempt income                                   (630)            (582)             (554)
      Non-deductible interest expense                       86               77                68
      Goodwill amortization                                 88               87                75
      Other, net                                           (55)             (57)              (64)
                                                        ------           ------            ------
                                                        $1,420           $1,525            $1,046
                                                        ======           ======            ======


   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

   Deferred tax assets:                                     1998        1997
                                                           ------      -----
      Deferred directors' fees                             $  125      $ 124
      State NOL carryforwards                                   7        161
      Other, net                                                0         13
                                                           ------      -----
         Total gross deferred tax assets                      132        298
         Less: Valuation allowance                              0        (13)
                                                           ------      -----
         Net deferred tax assets                              132        285
                                                           ------      -----
   Deferred tax liabilities:
      Building and equipment, principally due to
         differences in depreciation                         (216)      (197)
      Provision for possible loan losses                     (301)      (282)
      Accretion                                               (73)       (73)
      Unrealized gain on investment securities
         available-for-sale                                  (444)      (288)
      Purchase accounting adjustments                         (24)       (24)
                                                           ------      -----
         Total gross deferred tax liabilities              (1,058)      (864)
                                                           ------      -----
         Net deferred tax liabilities                      $ (926)     $(579)
                                                           ======      =====

     At December 31, 1998, the Corporation had net operating loss carryforwards for state income tax purposes of approximately $140 which expire in the years 2008-2010 and are available to offset future state taxable income.
     The valuation allowance for deferred tax assets at December 31, 1998 was $0. The net change in the total valuation allowance for the year ended December 31, 1998 was a decrease of $13. Management believes that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized.

9.   REGULATORY MATTERS
     The Corporation and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and its subsidiary bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average adjusted assets. As of December 31, 1998 and 1997, the Corporation and its subsidiary bank were categorized as well capitalized under the regulatory framework.
     The most recent notification, as of February 19,1998, from the federal banking agencies categorized the Corporation and the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation and the subsidiary bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that have changed the Corporation's or the subsidiary bank's category.
     The Corporation's and the subsidiary bank's actual capital amounts and ratios as of December 31, 1998 and 1997 are as follows:

                                                                                          TO BE WELL
                                                                                       CAPITALIZED UNDER
                                                                    FOR CAPITAL        PROMPT CORRECTIVE
                                               ACTUAL            ADEQUACY PURPOSES     ACTION PROVISIONS

                                           AMOUNT   RATIO        AMOUNT     RATIO       AMOUNT     RATIO
------------------------------------------------------------------------------------------------------------
As of December 31, 1998:

Total Capital (to risk-weighted assets):
    Princeton National Bancorp, Inc.     $38,894      13.68%    $22,745      8.00%     $28,431       10.00%
    Citizens First National Bank          39,593      13.94      22,721      8.00       28,401       10.00

Tier 1 Capital (to risk-weighted assets):
    Princeton National Bancorp, Inc.     $37,094      13.05%    $11,373      4.00%     $17,059        6.00%
    Citizens First National Bank          37,793      13.31      11,360      4.00       17,040        6.00

Tier 1 Capital (to average adjusted assets):
    Princeton National Bancorp, Inc.     $37,094       8.35%    $17,771      4.00%     $22,213        5.00%
    Citizens First National Bank          37,793       8.51      17,762      4.00       22,202        5.00
------------------------------------------------------------------------------------------------------------


                                                                                           TO BE WELL
                                                                                       CAPITALIZED UNDER
                                                                    FOR CAPITAL        PROMPT CORRECTIVE
                                               ACTUAL            ADEQUACY PURPOSES     ACTION PROVISIONS

                                           AMOUNT   RATIO        AMOUNT     RATIO       AMOUNT     RATIO
------------------------------------------------------------------------------------------------------------
As of December 31, 1997:

Total Capital (to risk-weighted assets):
    Princeton National Bancorp, Inc.     $38,843      13.88%    $22,384      8.00%     $27,980       10.00%
    Citizens First National Bank          40,948      14.66      22,347      8.00       27,934       10.00

Tier 1 Capital (to risk-weighted assets):
    Princeton National Bancorp, Inc.     $37,013      13.23%    $11,192      4.00%     $16,788        6.00%
    Citizens First National Bank          39,118      14.00      11,174      4.00       16,760        6.00

Tier 1 Capital (to average adjusted assets):
    Princeton National Bancorp, Inc.     $37,013       8.78%    $16,863      4.00%     $21,078        5.00%
    Citizens First National Bank          39,118       9.30      16,832      4.00       21,040        5.00
------------------------------------------------------------------------------------------------------------

10.  EMPLOYEE, OFFICER, AND DIRECTOR BENEFIT PLANS
     The subsidiary bank has a defined contribution investment (401k) plan. Under this plan, employees may elect to contribute, on a tax-deferred-basis, up to ten percent of their salary. In addition, the subsidiary bank will match employees' contributions up to three percent of each employee's salary. The subsidiary bank's contribution to the defined contribution investment (401k) plan for 1998, 1997, and 1996 was $136, $124, and $129, respectively.
     The subsidiary bank also has a stock purchase program in which the employee contributes through payroll deductions. These amounts are pooled and used to purchase shares of the Corporation's common stock on a quarterly basis at the market price on the last business day of the quarter.
     The subsidiary bank also has a profit sharing plan. Annual contributions to the subsidiary bank's plan are based on a formula. The total contribution is at the discretion of the Board of Directors. The cost of the profit sharing plan charged to operating expense was $193 in 1998, $222 in 1997, and $162 in 1996.
     Additionally, in 1998, the Corporation's shareholders approved a non-qualifying stock option plan for the benefit of employees and directors of the subsidiary bank. The Corporation applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock options plans.
     The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 1.80%; expected volatility of 29.95%; risk-free interest rate of 4.56%; expected life of ten years.
     The number of shares of common stock authorized under the stock option plan is 202,500. The option exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed ten years. A summary of the stock option activity and related information follows:
                                             Year Ended December 31, 1998
                                             ----------------------------
                                                               Average
                                                              Exercise
                                                      Shares    Price
                                                     ------    ------
       Beginning of period                                0        --
       Granted                                       12,950    $17.19
       Exercised                                          0        --
                                                     ------    ------
       End of period                                 12,950    $17.19
       Options exercisable                                0        --
       Fair value of options granted during period    $6.49


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. There is no difference between the stated and pro forma earnings per share in 1998.

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

(dollar amounts in thousands except per share data)


     Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at December 31, 1998 and 1997, were as follows:


                                                        1998                               1997
                                              -------------------------         --------------------------
                                              AMORTIZED          FAIR           AMORTIZED           FAIR
                                                COST             VALUE            COST              VALUE
----------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
     Cash and due from banks                  $31,133          $ 31,133          $21,268          $ 21,268
     Federal funds sold                        23,000            23,000           11,900            11,900
     Investment securities                    129,620           131,173          121,186           122,197
     Loans, net                               269,037           269,349          271,857           271,856
     Accrued interest receivable                5,604             5,604            5,808             5,808
                                             --------          --------         --------          --------
        Total Financial Assets               $458,394          $460,259         $432,019          $433,029
----------------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES:
     Non-interest-bearing
        demand deposits                       $47,355          $ 47,355          $42,333          $ 42,333
     Interest-bearing deposits                360,483           362,159          343,607           345,087
     Borrowings                                24,296            24,296           16,987            16,987
     Accrued interest payable                   2,345             2,345            2,357             2,357
                                             --------          --------         --------          --------
        Total Financial Liabilities          $434,479          $436,155         $405,284          $406,764
----------------------------------------------------------------------------------------------------------

     Financial instruments actively traded in a secondary market have been valued using quoted available market prices. Cash and due from banks, interest-bearing time deposits in other banks, federal funds sold, loans held-for-sale and interest receivable are valued at book value which approximates fair value.
     Financial liability instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar liabilities. Interest payable is valued at book value which approximates fair value.
     Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.
     The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is the current rate at which similar loans would be made to borrowers with similar credit ratings, same remaining maturities, and assumed prepayment risk.
     Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
     The Corporation's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Corporation's core deposit base is required by FAS 107. Because the Corporation's 1998 cost of funds compares favorably with alternative funding sources available to the Corporation, the relationship value of these liabilities is believed by management to be significant. There is no material difference between the notional amount and the estimated fair value of off-balance-sheet items which total $64,102 and $62,555 at December 31, 1998 and December 31, 1997, respectively, and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.
     Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the subsidiary bank has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, brokerage network, deferred tax liabilities, property, plant, equipment, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.
     Management is concerned that reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

12. UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY
     National banking regulations and capital guidelines limit the amount of dividends that may be paid by banks. During 1999, these regulations and guidelines will permit the subsidiary bank of the Corporation to distribute approximately $557 plus the 1999 income of the bank, without prior approval from the national banking regulators. Future dividend payments by the subsidiary bank would be dependent on individual regulatory capital requirements and levels of profitability. Since the Corporation is a legal entity, separate and distinct from the subsidiary bank, the dividends of the Corporation are not subject to such bank regulatory guidelines. At December 31, 1998, the subsidiary bank had $1,987 available to pay for dividends.

13. COMMITMENTS AND CONTINGENCIES
     The subsidiary bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the subsidiary bank has in particular classes of financial instruments.
     The subsidiary bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. At December 31, 1998, commitments to extend credit and standby letters of credit were approximately $63,378 and $724, respectively.

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

14.  SUBSIDIARY BANK TRUST DEPARTMENT LITIGATION
     A ruling was received during the third quarter of 1998 on the Corporation's subsidiary bank's lawsuit, stemming from the 1995 Trust Department issue, against Cincinnati Insurance Company. The case was heard in the United States District Court for the Northern District of Illinois, Eastern Division, in Chicago, Illinois. The judge ruled in favor of the subsidiary bank on all issues and awarded $4,900 in damages, pre-judgment interest, post-judgment interest, and reasonable attorneys' fees and costs. Cincinnati Insurance Company has filed an appeal to the ruling. The subsidiary bank has not recognized any of the judgment amount as income and continues to expense any legal fees incurred. If the appeal is denied and judgment upheld, the majority of such expenses would be reimbursed through the insurance coverage.

15. ACQUISITION
     On June 7, 1996, the Corporation acquired all of the deposits ($24.6 million), equipment, and facility of the Sandwich branch of Superior Bank, FSB (Sandwich). The acquisition of Sandwich was accounted for under the purchase method of accounting and accordingly, the assets acquired were adjusted to their fair market values as of the acquisition date. Goodwill and prepaid acquisition costs in connection with this acquisition in the amount of $3,002 are being amortized over fifteen years on a straight-line basis. Additionally, a three-year covenant not-to-compete was established in the amount of $100, and is being amortized on a straight-line basis.

16. STOCK DIVIDEND
     In April, 1998, the Corporation announced a 3-for-2 stock split which was paid on May 15, 1998 to shareholders of record as of April 24, 1998. All amounts for all periods have been adjusted to reflect this stock split.

17.  POST-RETIREMENT BENEFITS OTHER THAN PENSIONS
     The Corporation offers their retirees the opportunity to continue benefits in the subsidiary bank's Employee Health Benefit Plan provided the retiree agrees to pay a portion of their monthly premiums. The Corporation's level of contribution is based upon an age and service formula and will provide benefits to active participants until age 65. The components of the 1998, 1997, and 1996 net periodic post-retirement benefit cost are shown below:

                                                 1998       1997       1996

     Service cost                                $ 29      $  27       $ 26
     Interest cost                                 26         25         23
     Net amortization of transition obligation     16         16         16
                                                 ----      -----       ----
     Net periodic post-retirement benefit cost   $ 71      $  68       $ 65
                                                 ====      =====       ====

     As of December 31, 1998, 1997, and 1996, the accumulated post-retirement benefit obligation totaled $371, $349, and $328, respectively. For measurement purposes, a 10% annual rate of increase in the cost of covered benefits (health care cost trend rate) was assumed for 1998, 1997, and 1996 and the rate was further assumed to decline to 5% after six years. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7% at December 31, 1998, 1997, and 1996.
     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                  1-Percentage    1-Percentage
                                                 Point Increase  Point Decrease
     Effect on total of service and interest
        cost components                              $   5          $   (4)
     Effect on post-retirement benefit
        obligation                                      43             (36)

18. CONDENSED FINANCIAL INFORMATION OF PRINCETON NATIONAL BANCORP, INC. The following condensed financial statements are presented for the
Corporation on a stand alone basis.

                            CONDENSED BALANCE SHEETS

                                                                    DECEMBER 31

                                                                 1998          1997
                                                              -----------------------
     ASSETS
     Cash                                                      $   14         $   14
     Interest-bearing deposits in subsidiary bank                 295            530
     Other assets                                                 552            516
     Investment in subsidiary bank                             43,005         44,435
                                                              -------        -------
              TOTAL ASSETS                                    $43,866        $45,495
                                                              =======        =======

     LIABILITIES
     Borrowings                                                $1,200         $3,750
     Other liabilities                                             60           (923)
                                                              -------        -------
              TOTAL LIABILITIES                                 1,260          2,827
                                                              -------        -------
     STOCKHOLDERS' EQUITY
     Common stock                                              20,699         20,700
     Surplus                                                    6,305          6,235
     Retained earnings                                         19,588         16,569
     Accumulated other comprehensive income,
        net of tax                                                862            560
     Less: Cost of treasury shares                             (4,848)        (1,396)
                                                              -------        -------
              TOTAL STOCKHOLDERS' EQUITY                       42,606         42,668
                                                              -------        -------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $43,866        $45,495
                                                              =======        =======



                         CONDENSED STATEMENTS OF INCOME

                                                                        FOR THE YEARS ENDED DECEMBER 31
                                                                        -------------------------------
                                                                      1998           1997           1996
     INCOME
     Dividends received from subsidiary bank                         $6,200         $2,400         $2,350
     Interest income                                                     18             62            145
     Gain on sale of investment securities                                0              2              1
     Other income                                                        36              1              0
                                                                     ------         ------         ------
              TOTAL INCOME                                            6,254          2,465          2,496
                                                                     ------         ------         ------
     EXPENSES
     Interest expense                                                   114            353            421
     Amortization of goodwill and other intangible assets                63             63             63
     Loss on purchase of investment securities                            0              0             26
     Other expenses                                                     161            118            137
                                                                     ------         ------         ------
              TOTAL EXPENSES                                            338            534            647
                                                                     ------         ------         ------
     Income before income taxes and equity
        in undistributed income of subsidiary bank                    5,916          1,931          1,849
                                                                     ------         ------         ------
     Applicable income taxes (benefit)                                  (75)          (138)          (149)
                                                                     ------         ------         ------

     Income before equity in undistributed income
        of subsidiary bank                                            5,991          2,069          1,998
     Equity in undistributed income (loss) of subsidiary bank        (1,732)         2,290          1,429
                                                                     ------         ------         ------
              NET INCOME                                             $4,259         $4,359         $3,427
                                                                     ======         ======         ======


               CONDENSED STATEMENTS OF CASH FLOWS

                                                       FOR THE YEARS ENDED DECEMBER 31
                                                       -------------------------------
                                                         1998       1997       1996
Operating activities:
   Net income                                          $ 4,259    $ 4,359    $ 3,427
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Amortization of investment securities,
           net of accretion                                  0         (1)        (4)
        (Gain) loss on securities transactions, net          0         (2)        26
        Equity in undistributed income                   1,732     (2,290)    (1,429)
        Amortization of goodwill
           and other intangible assets                      63         63         63
        (Increase) decrease in other assets               (101)       261       (987)
        Increase (decrease) in other liabilities           983     (1,056)         7
                                                       -------    -------    -------
                  NET CASH PROVIDED BY
                  OPERATING ACTIVITIES                   6,936      1,334      1,103
                                                       -------    -------    -------
Investing activities:
   Proceeds from sales of investment securities
      available-for-sale                                     0        925      1,067
   Proceeds from maturities of investment securities
      available-for-sale                                     0          8        196
   Purchase of investment securities
      available-for-sale                                     0          0       (373)
                                                       -------    -------    -------
                  NET CASH PROVIDED BY
                  INVESTING ACTIVITIES                       0        933        890
                                                       -------    -------    -------
Financing activities:
   Repayments of borrowings                             (4,750)      (600)    (1,350)
   Proceeds from borrowings                              2,200          0      1,000
   Sale of treasury stock                                  116         76        101
   Purchase of treasury stock                           (3,496)    (1,084)         0
   Dividends paid                                       (1,241)    (1,140)    (1,034)
                                                       -------    -------    -------
                  NET CASH USED BY
                  FINANCING ACTIVITIES                  (7,171)    (2,748)    (1,283)
                                                       -------    -------    -------
(Decrease) increase in cash and cash equivalents          (235)      (481)       710
Cash and cash equivalents at beginning of year             544      1,025        315
                                                       -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $   309    $   544    $ 1,025
                                                       =======    =======    =======



[LOGO] KPMG


   The Board Of Directors and Stockholders
   Princeton National Bancorp, Inc.
   Princeton, Illinois

   We have audited the accompanying consolidated balance sheets of Princeton National Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Princeton National Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                           KPMG LLP

   Chicago, Illinois
   January 29, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in and disagreements with accountants on accounting and financial disclosure.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information regarding executive officers of the Corporation is included as a Supplementary Item at the end of Part I of this Form 10-K.

         Information regarding executive officers and directors of the Corporation is included in the Corporation's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 13, 1999 (the "Proxy Statement" under the caption "Proposal 1-Election of Directors"), which information is incorporated by reference herein.

         Information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Compliance Reporting", which information is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation is included in the Proxy Statement under the captions "Proposal 1-Election of Directors--Board of Directors Meetings and Committees", and "Executive Compensation -- Summary; -- Summary Compensation Table; and Employment Agreements," which information is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership is included in the Proxy Statement under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners," which information is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding relationships and transactions is included in the Proxy Statement under the caption "Certain Transactions," which information is incorporated by reference herein.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   The following is a list of the Financial Statements included in
         Part II, Item 8 of this report:

                  Consolidated Balance Sheets as of December 31, 1998 and 1997

                  Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997, and 1996.

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.

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

(b)      Reports on Form 8-K

                     No reports on Form 8-K were filed by the Corporation for the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRINCETON NATIONAL BANCORP, INC.

                              By: ___/s/ Tony J. Sorcic____________
                                         Tony J. Sorcic
                              President and Chief Executive Officer
                              Date: March 25, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                               Title              Date
              ---------                               -----              ----

/s/ _____ Tony J. Sorcic________        President and Chief Executive  March 25, 1999
          Tony J. Sorcic                 Officer and Director
                                        (Principal Executive Officer)

/s/ ____ Todd D. Fanning_______         Chief Financial Officer        March 25, 1999
         Todd D. Fanning                (Principal Accounting and
                                        Financial Officer)

/s/ ____ Thomas R. Lasier_____          Chairman of the Board          March 25, 1999
         Thomas R. Lasier

/s/ ____ Don S. Browning______          Director                       March 25, 1999
         Don S. Browning

/s/ __________________________          Director
         John R. Ernat

/s/ ____ Donald E. Grubb______          Director                       March 25, 1999
         Donald E. Grubb

/s/ ___ Dr. Harold C. Hutchinson, Jr.   Director                       March 25, 1999
        Dr. Harold C. Hutchinson, Jr.

/s/ __________________________          Director
         Thomas M. Longman

/s/ _____Stephen W. Samet_____          Director                       March 25, 1999
         Stephen W. Samet

/s/ __________________________          Director
         Ervin I. Pietsch

/s/ _____Craig O. Wesner______          Director                       March 25, 1999
         Craig O. Wesner


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                   EXHIBIT
------                                   -------

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

  10.5* Princeton National Bancorp, Inc. Stock Option Plan (incorporated by reference to the Proxy Statement for the annual meeting of stockholders held on April 14, 1998).

   21    Subsidiaries of PNB.

   23    Consent of KPMG LLP.

   27    Financial Data Schedule.


         *    Management contract or compensatory plan.