Form 10-Q
period 1999-03-31
PRINCETON NATIONAL BANCORP INC
filed 1999-05-17
CIK 707855

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999


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

                               Yes __X__ No _____

      As of April 28, 1999, the registrant had outstanding 3,792,658 shares of its $5 par value common stock.


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

      (a)   Exhibits:

            27 - Financial Data Schedule for the period ended March 31, 1999.

      (b) No reports on Form 8-K were filed by the Corporation for the quarter ending March 31, 1999.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PRINCETON NATIONAL BANCORP, INC.


Date: May 13, 1999                      By
                                           -------------------------------------
                                           Tony J. Sorcic
                                           President & Chief Executive Officer


 Date: May 13, 1999                     By
                                           -------------------------------------
                                           Todd D. Fanning
                                           Chief Financial Officer

                                                                      Schedule 1

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                      MARCH 31,       December 31,
                                                                        1999              1998
                                                                    ------------      ------------
ASSETS
Cash and due from banks                                             $     15,408      $     31,133
Federal funds sold                                                         6,400            23,000
Loans held for sale, at lower of cost or market                            5,258             5,363
Investment securities:
      Available-for-sale, at fair value                                  112,874           109,530
      Held-to-maturity (fair value of $23,625 and $21,643 at
          March 31, 1999 and December 31, 1998, respectively)             23,415            21,396
                                                                    ------------      ------------
          Total investment securities                                    136,289           130,926
                                                                    ------------      ------------
Loans:
      Gross loans                                                        272,499           265,655
      Less: Unearned interest                                                (32)             (181)
                Allowance for possible loan losses                        (1,803)           (1,800)
                                                                    ------------      ------------
          Net loans                                                      270,664           263,674
                                                                    ------------      ------------

Premises and equipment                                                    11,024            10,627
Interest receivable                                                        4,384             5,604
Goodwill and intangible assets, net of accumulated amortization            4,948             5,023
Other assets                                                               3,562             3,561
                                                                    ------------      ------------

        TOTAL ASSETS                                                $    457,937      $    478,911
                                                                    ============      ============

LIABILITIES
Deposits:
     Demand                                                         $     38,628      $     47,355
     Interest-bearing demand                                              90,481            93,982
     Savings                                                              56,394            54,378
     Time                                                                201,234           212,123
                                                                    ------------      ------------
            Total deposits                                               386,737           407,838

Borrowings                                                                24,215            24,296
Other liabilities                                                          4,326             4,171
                                                                    ------------      ------------
       TOTAL LIABILITIES                                                 415,278           436,305
                                                                    ------------      ------------

STOCKHOLDERS' EQUITY
Common stock:  $5 par value, 7,000,000 shares
     authorized; 4,139,841 issued                                         20,699            20,699
Surplus                                                                    6,312             6,305
Retained earnings                                                         20,417            19,588
Accumulated other comprehensive income, net of tax                           561               862
Less: Cost of 339,683 treasury shares at March 31, 1999
     and 312,061 treasury shares at December 31, 1998                     (5,330)           (4,848)
                                                                    ------------      ------------
       TOTAL STOCKHOLDERS' EQUITY                                         42,659            42,606
                                                                    ------------      ------------
       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                     $    457,937      $    478,911
                                                                    ============      ============


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 2

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            For the Three Months
                                                               Ended March 31
                                                            1999           1998
                                                         ----------     ----------
INTEREST INCOME:
     Interest and fees on loans                          $    6,011     $    6,124
     Interest and dividends on investment securities          1,852          1,755
     Interest on short-term funds                               119             86
                                                         ----------     ----------
            Total interest income                             7,982          7,965

INTEREST EXPENSE:
     Interest on deposits                                     3,600          3,780
     Interest on borrowings                                     295            253
                                                         ----------     ----------
            Total interest expense                            3,895          4,033
                                                         ----------     ----------
NET INTEREST INCOME                                           4,087          3,932
Provision for possible loan losses                               10             55
                                                         ----------     ----------

NET INTEREST INCOME AFTER PROVISION
     FOR POSSIBLE LOAN LOSSES                                 4,077          3,877

NON-INTEREST INCOME:
     Trust & farm management fees                               345            329
     Service charges on deposit accounts                        364            325
     Other service charges                                      156            118
     Gain on sales of securities                                 11             10
     Loan servicing fees and other charges                       83             75
     Other income                                                69             96
                                                         ----------     ----------
            Total non-interest income                         1,028            953

NON-INTEREST EXPENSE:
     Salaries and employee benefits                           1,888          1,804
     Occupancy                                                  263            251
     Equipment expense                                          291            196
     FDIC/OCC assessments                                        48             46
     Goodwill and intangible assets amortization                117            117
     Data processing                                            131            172
     Other expense                                              841            758
                                                         ----------     ----------
            Total non-interest expense                        3,579          3,344
                                                         ----------     ----------
INCOME BEFORE INCOME TAXES                                    1,526          1,486
Income tax expense                                              391            381
                                                         ----------     ----------
NET INCOME                                               $    1,135     $    1,105
                                                         ==========     ==========


BASIC AND DILUTED EARNINGS PER SHARE:                          0.30           0.28

Weighted average shares outstanding                       3,827,951      4,013,246

Dividends per share                                            0.08           0.07


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 2

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       For the Three Months
                                                                         Ended March 31
                                                                       1999          1998
                                                                     --------      --------
Net Income                                                           $  1,135      $  1,105

  Other comprehensive income, net of tax

          Unrealized holding loss arising during the period              (294)          (66)
           Less: Reclassification adjustment for realized gains
                        included in income statement                       (7)           (7)
                                                                     --------      --------

  Other comprehensive income                                             (301)          (73)
                                                                     --------      --------

Comprehensive income                                                 $    834      $  1,032
                                                                     ========      ========


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 3

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                   For the Three Months
                                                      Ended March 31
                                                   1999           1998
                                                 --------       --------
                                                      (IN THOUSANDS)

Balance, January 1                               $ 42,606       $ 42,668

     Net income                                     1,135          1,105
     Cash dividends                                  (306)          (294)
     Other comprehensive income, net of tax          (301)           (73)
     Purchases of treasury stock                     (486)          (132)
     Sales of treasury stock                           11              9
                                                 --------       --------

Balance, March 31                                $ 42,659       $ 43,283
                                                 ========       ========


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 4

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       For the Three Months
                                                                                          Ended March 31
        (IN THOUSANDS)                                                                 1999            1998
                                                                                    ----------      ----------
OPERATING ACTIVITIES:
     Net income                                                                     $    1,135      $    1,105
     Adjustments to reconcile net income to
          net cash provided by operating activities:
              Depreciation                                                                 284             153
              Provision for possible loan losses                                            10              55
              Amortization of goodwill and other intangible assets                         117             117
              Amortization of premiums on investment
                 securities, net of accretion                                              129              41
              Gain on sales of securities, net                                             (11)            (10)
              Loans originated for sale                                                 (5,719)         (5,474)
              Proceeds from sales of loans originated for sale                           5,824           4,870
              Decrease in accrued interest payable                                        (102)            (90)
              Decrease in accrued interest receivable                                    1,220             780
              Increase in other assets                                                     (43)           (233)
              Increase in other liabilities                                                412             381
                                                                                    ----------      ----------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES                            3,256           1,695
                                                                                    ----------      ----------

INVESTING ACTIVITIES:
     Proceeds from sales of investment securities available-for-sale                       985           3,008
     Proceeds from maturities of investment securities available-for-sale               10,016           8,904
     Purchase of investment securities available-for-sale                              (16,153)        (15,476)
     Proceeds from maturities of investment securities held-to-maturity                  7,760             506
     Purchase of investment securities held-to-maturity                                 (8,545)           (830)
     Proceeds from sales of other real estate owned                                          0              45
     Net increase in loans                                                              (7,000)          5,603
     Purchases of premises and equipment                                                  (681)           (142)
                                                                                    ----------      ----------
                    NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                   (13,618)          1,618
                                                                                    ----------      ----------
FINANCING ACTIVITIES:
     Net decrease in deposits                                                          (21,101)        (11,605)
     Net (decrease) increase in borrowings                                                 (81)          2,877
     Dividends paid                                                                       (306)           (294)
     Purchase of treasury stock                                                           (486)           (132)
     Sale of treasury stock                                                                 11               9
                                                                                    ----------      ----------
                    NET CASH USED FOR FINANCING ACTIVITIES                             (21,963)         (9,145)
                                                                                    ----------      ----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (32,325)         (5,832)
CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER                                       54,133          33,168
                                                                                    ----------      ----------

CASH AND CASH EQUIVALENTS AT MARCH 31                                                   21,808          27,336
                                                                                    ==========      ==========
--------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
        Cash paid during the period for:
                    Interest                                                        $    3,793      $    3,870
                    Income taxes                                                    $      175      $       86

Supplemental disclosures of non-cash flow activities:
              Amounts transferred to other real estate owned                        $       74      $        0


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 5

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                    Note to Consolidated Financial Statements
                                   (Unaudited)



The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by generally accepted accounting principles for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the financial statements and notes included in the Registrant's 1998 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

                                                                      Schedule 6

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1999
                                   (unaudited)

         The following discussion provides information about Princeton National Bancorp, Inc.'s (PNB) financial condition and results of operations for the quarter ended March 31, 1999. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. PNB cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied.


RESULTS OF OPERATIONS

         Net income for the first quarter of 1999 was $1,135,000, or basic and diluted earnings per share of $0.30 as compared to net income of $1,105,000 in the first quarter of 1998, or basic and diluted earnings per share of $0.28. This represents an increase of $30,000 ( 2.7%) or $0.02 per share. This increase is attributable to an improvement in the net interest margin, which more than offset increases in salary and equipment costs. Annualized return on average assets and return on average equity were 0.99% and 10.84%, respectively, for the first quarter of 1999, compared with 1.02% and 10.47% for the first quarter of 1998.

         Net interest income before any provision for loan losses was $4,087,000 for the first quarter of 1999, compared to $3,932,000 for the first quarter of 1998 (an increase of $155,000 or 3.9%). This increase can be attributed to an increase in average interest-earning assets from $407.5 million at March 31, 1998, to $428.4 million at March 31, 1999. Additionally, the net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 4.08% for the first three months of 1998 to 4.10% for the first three months of 1999.

         Non-interest income increased by $75,000 (or 7.9%) during the first quarter of 1999 as compared to the first quarter of 1998 from $953,000 to $1,028,000. With the exception of other fee income, which decreased from $96,000 for the first quarter of 1998 to $69,000 for the first quarter of 1999, all categories of non-interest income increased over the same time frame. Most notably, service charges on deposits increased $39,000

(increasing as the number of accounts grow). Also, trust and farm management fees increased $16,000, and other service charges increased $38,000, the latter a result of increases in debit card fee income and brokerage income.

         Non-interest expenses for the first quarter of 1999 were $3,579,000, an increase of $235,000 (or 7.0%) from the total of $3,344,000 in the first quarter of 1998. The biggest increase was in the equipment expense category, which increased from $196,000 in the first quarter of 1998 to $291,000 in the first quarter of 1999. This increase was the result of depreciation expense on computer equipment purchased as part of the corporation's technology upgrade, whereas the previous computer equipment had been fully depreciated. The other large increase is in salaries and employee benefits due to an 8% increase in staff from March 31, 1998 to March 31, 1999. This resulted in salaries and employee benefits increasing by $84,000 (or 4.7%) during the respective periods.


EARNINGS PER SHARE

         Basic income per share is computed by dividing net income by the weighted average number of shares outstanding which were 3,827,951 and 4,013,246 for the quarters ending March 31, 1999 and 1998, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares plus any common stock equivalents. This total was 3,840,901 for the quarter ending March 31, 1999. For the first quarter of 1998, there was no potential common stock, therefore diluted earnings per share were the same as basic income per share.


ANALYSIS OF FINANCIAL CONDITION

         Total assets at March 31, 1999 decreased to $457,937,000 from $478,911,000 at December 31, 1998 ($21.0 million or 4.4%). This decrease is attributable mainly to deposit growth at the end of the year followed by a normal drop in the first three months of the year. Of the total $21.1 million decrease in total deposits over the first quarter of 1999, only savings deposits increased (3.7%), while time deposits, demand deposits, and interest-bearing deposits all decreased (5.1%, 18.4%, and 3.7%, respectively). The investment balances totaled $136,289,000 at March 31, 1999, compared to $130,926,000 at December 31, 1998 (an increase of $5.4 million or 4.1%).

         Renewed loan demand, annual renewals, and refinancing activity caused loans to increase during the first quarter of 1999. Accordingly, loan balances, net of unearned interest, increased to $275,922,000 at March 31, 1999, compared to $269,037,000 at December 31, 1998 (an increase of $6.9 million or 2.6%). Non-performing loans totaled $1,299,000 or 0.47% of net loans at March 31, 1999, as compared to $1,406,000 or 0.52% of net loans at December 31, 1998.

         During the first three months of 1999, PNB charged off $91,000 of loans and had recoveries of $84,000. This compares favorably to charge-offs of $238,000 and recoveries of $99,000 during the first three months of 1998. The allowance for possible loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At March 31, 1999, the balance in the allowance was $1,803,000 which is 138.8% of total non-performing loans, compared with $1,800,000 or 128.0% of total non-performing loans at December 31, 1998.

         At March 31, 1999, the recorded balance in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $820,000 (compared to $616,000 at March 31, 1998), all of which related to impaired loans which do not require a related allowance for possible loan losses as the carrying value of the loans is less than the discounted present value of expected future cash flows. Interest recognized on impaired loans (during the portion of this quarter that they were impaired) is not considered material. Loans 90 days or more past due and still accruing interest at March 31, 1999 were $29,000, compared to $101,000 at March 31, 1998.


CAPITAL RESOURCES

         Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At March 31, 1999, total risk-based capital was 12.71%, compared to 13.68% at December 31, 1998. The Tier 1 capital ratio decreased from 8.35% at December 31, 1998, to 8.15% at March 31, 1999. Total stockholders' equity to total assets at March 31, 1999 increased to 9.32% from 8.90% at December 31, 1998.

         The Board of Directors announced on July 20, 1998 that it was implementing another stock repurchase program whereby up to 5% of its outstanding shares of common stock might be repurchased in the open market over the next twelve months. As of March 31, 1999, the Corporation had repurchased 183,250 shares in the new plan at an average cost of $17.36. It is anticipated that the repurchase program will continue to have a positive impact on future diluted earnings per share as well as market value.


LIQUIDITY

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Cash flows provided by operating activities have been offset by those used for investing and financing activities, resulting in a net decrease in cash and cash equivalents of $32,325,000 from December 31, 1998 to March 31, 1999. This usage was due to a net decrease in deposits, a net increase in loans, and an increase in investments (purchases greater than sales and maturities). For more detailed cash flow information, see PNB's Consolidated Statement of Cash Flows.

CURRENT EVENTS

         A ruling was received during the third quarter of 1998 on the subsidiary bank's lawsuit, stemming from the 1995 Trust Department issue, against Cincinnati Insurance Company. The case was heard in the United States District Court for the Northern District of Illinois, Eastern Division, in Chicago, Illinois. The judge ruled in favor of the bank on all issues and awarded $4,900,000 in damages, pre-judgment interest, post-judgment interest, and reasonable attorney fees and costs. Cincinnati Insurance Company has filed an appeal to the ruling. Citizens First National Bank continues to expense legal fees and if successful, the majority of such expenses would be reimbursed through the insurance coverage and the court's judgment.


YEAR 2000 COMPLIANCE

         The Corporation through its subsidiary, Citizens First National Bank, has undertaken an initiative to address the year 2000 issue and has developed a comprehensive plan to prepare, as appropriate, the Corporation's computer systems to recognize the date change on January 1, 2000. If not remedied, potential risks include business interruption, financial loss , reputation loss, and/or legal liability. An assessment of the readiness of third parties that the Corporation interfaces with, such as vendors, counter-parties, customers, payment systems, and others, is ongoing to mitigate the potential risks that year 2000 poses to the Corporation. The Corporation's objective is to ensure that all aspects of the year 2000 issue affecting the Corporation, including those related to the efforts of third parties, will be fully resolved in time. The Corporation has consistently maintained contingency plans for vital systems and business processes to protect the Corporation' assets against unplanned events that would prevent normal operations. The millennium changeover presents unique risks, some of which would not be effectively addressed by existing plans. The Corporation is examining these risks and developing additional plans to mitigate the effect of potential impacts and ensure continuity of operation throughout the year 2000 and beyond. The use of the existing contingency planning infrastructure will ensure optimum coverage and reusability of existing arrangements and responsibility assignments.

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

         In total the Corporation expects the cost of solving the year 2000 issue, and regular replacement of equipment, to be approximately $1.3 million, consisting of the following:

               Estimated capital costs for technology upgrades   $1.2 million
               Estimated testing costs                           $ .1 million
               Total estimated spending                          $1.3 million

         As of March 31, 1999, the subsidiary bank has successfully met all critical time frames established by federal regulatory agencies. At this point, Management does not believe there will be a material impact on the corporation's results of operations, liquidity, or capital resources.


LEGAL PROCEEDINGS

         There are various claims pending against PNB's subsidiary bank, arising in the normal course of business. Management believes, based upon consultation with counsel, that liabilities arising from these proceedings, if any, will not be material to PNB's financial position.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in market risk since December 31, 1998, as reported in the Corporation's Annual Report on Form 10-K.


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