Form 10-Q
period 1999-06-30
PRINCETON NATIONAL BANCORP INC
filed 1999-08-16
CIK 707855

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999


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

                            Yes   X       No
                                -------       -------

             As of July 27, 1999, the registrant had outstanding 3,765,579 shares of its $5 par value common stock.




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

     The Annual Meeting of Shareholders of Princeton National Bancorp, Inc. was held on April 13, 1999, for the purpose of electing four directors each to serve for a term of three years. Proxies for the meeting were solicited by Management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to Management's solicitation.

      All four of Management's nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

                                  Shares
                                   Voted          Shares
                                   "For"         "Withheld"           Abstain
                                 ---------       ----------           -------

Don S. Browning                  2,933,288          9,355             325,128
Donald E. Grubb                  2,942,643              0             325,138
Ervin I. Pietsch                 2,941,293          1,350             325,138
Craig O. Wesner                  2,933,513          9,130             325,138


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits :

             27 - Financial Data Schedule for the period ended June 30, 1999.


     (b) No reports on Form 8-K were filed by the Corporation for the quarter ending June 30, 1999.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PRINCETON NATIONAL BANCORP, INC.


Date:  August 12, 1999            By /s/ Tony J. Sorcic
                                     ------------------------------------------
                                     Tony J. Sorcic
                                     President & Chief Executive Officer


Date:  August 12, 1999            By  /s/ Todd D. Fanning
                                     ------------------------------------------
                                     Todd D. Fanning
                                     Chief Financial Officer

           PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY           Schedule 1
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                    JUNE 30,    December 31,
                                                                      1999         1998
                                                                   ---------     ---------

ASSETS
Cash and due from banks                                            $  22,703     $  31,133
Federal funds sold                                                     3,700        23,000
Loans held for sale, at lower of cost or market                        7,249         5,363
Investment securities:
      Available-for-sale, at fair value                              105,158       109,530
      Held-to-maturity (fair value of $22,269 and $21,643 at
          June 30, 1999 and December 31, 1998, respectively)          22,370        21,396
                                                                   ---------     ---------
          Total investment securities                                127,528       130,926
                                                                   ---------     ---------
Loans:
      Gross loans                                                    278,124       265,655
      Less: Unearned interest                                            (22)         (181)
                Allowance for possible loan losses                    (1,880)       (1,800)
                                                                   ---------     ---------
          Net loans                                                  276,222       263,674
                                                                   ---------     ---------

Premises and equipment, net of accumulated depreciation               11,211        10,627
Interest receivable                                                    4,790         5,604
Goodwill and intangible assets, net of accumulated amortization        4,378         4,609
Other assets                                                           4,712         3,975
                                                                   ---------     ---------
        TOTAL ASSETS                                               $ 462,493     $ 478,911
                                                                   =========     =========

LIABILITIES
Deposits:
     Demand                                                        $  38,211     $  47,355
     Interest-bearing demand                                          91,883        93,982
     Savings                                                          56,592        54,378
     Time                                                            197,616       212,123
                                                                   ---------     ---------
            Total deposits                                           384,302       407,838

Borrowings:
     Customer repurchase agreements                                  20,464         13,768
     Advances from Federal Home Loan Bank                             8,867          9,111
     Int. -- bearing demand notes issued to the U.S. Treasury         2,399            217
     Notes payable                                                    1,050          1,200
                                                                   ---------     ---------
          Total borrowings                                           32,780         24,296


Other liabilities                                                      3,435         4,171
                                                                   ---------     ---------
       TOTAL LIABILITIES                                             420,517       436,305
                                                                   ---------     ---------

STOCKHOLDERS' EQUITY
Common stock:  $5 par value, 7,000,000 shares
     authorized; 4,139,841 issued and outstanding                     20,699        20,699
Surplus                                                                6,318         6,305
Retained earnings                                                     21,046        19,588
Accumulated other comprehensive income (loss), net of tax               (400)          862
Less: Cost of 361,762 treasury shares at June 30, 1999
     and 312,061 treasury shares at December 31, 1998                 (5,687)       (4,848)
                                                                   ---------     ---------
       TOTAL STOCKHOLDERS' EQUITY                                     41,976        42,606
                                                                   ---------     ---------
       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                    $ 462,493     $ 478,911
                                                                   =========     =========

           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

           PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY           Schedule 2
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           For the Three Months        For the Six Months
                                                              Ended June 30              Ended June 30
                                                           1999          1998          1999          1998
                                                        ----------    ----------    ----------    ----------
INTEREST INCOME:
     Interest and fees on loans                         $    6,058    $    6,242    $   12,069    $   12,366
     Interest and dividends on investment securities         1,779         1,822         3,631         3,577
     Interest on short-term funds                               61            74           180           160
                                                        ----------    ----------    ----------    ----------

            Total interest income                            7,898         8,138        15,880        16,103

INTEREST EXPENSE:
     Interest on deposits                                    3,450         3,769         7,050         7,549
     Interest on borrowings                                    311           276           606           529
                                                        ----------    ----------    ----------    ----------
            Total interest expense                           3,761         4,045         7,656         8,078
                                                        ----------    ----------    ----------    ----------
NET INTEREST INCOME                                          4,137         4,093         8,224         8,025
Provision for possible loan losses                             175            73           185           128
                                                        ----------    ----------    ----------    ----------

NET INTEREST INCOME AFTER PROVISION
     FOR POSSIBLE LOAN LOSSES                                3,962         4,020         8,039         7,897

NON-INTEREST INCOME:
     Trust & farm management fees                              275           296           620           625
     Service charges on deposit accounts                       401           372           765           697
     Other service charges                                     189           132           345           250
     Gain on sales of securities                                 8            11            19            21
     Loan servicing fees and other charges                      56            84           139           159
     Other income                                               53            69           122           165
                                                        ----------    ----------    ----------    ----------
            Total non-interest income                          982           964         2,010         1,917

NON-INTEREST EXPENSE:
     Salaries and employee benefits                          1,981         1,796         3,869         3,600
     Occupancy                                                 256           249           519           500
     Equipment expense                                         294           201           585           397
     FDIC/OCC assessments                                       48            48            96            94
     Goodwill and intangible assets amortization               114           117           231           234
     Data processing                                           137           118           268           290
     Other expense                                             843           804         1,684         1,562
                                                        ----------    ----------    ----------    ----------
            Total non-interest expense                       3,673         3,333         7,252         6,677
                                                        ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES                                   1,271         1,651         2,797         3,137
Income tax expense                                             300           433           691           814
                                                        ----------    ----------    ----------    ----------

NET INCOME                                              $      971    $    1,218    $    2,106    $    2,323
                                                        ==========    ==========    ==========    ==========


NET INCOME PER SHARE:
     Basic                                              $     0.26    $     0.31    $     0.55    $     0.58
     Diluted                                            $     0.26    $     0.31    $     0.55    $     0.58

Basic weighted average shares outstanding                3,785,317     3,993,123     3,802,080     4,003,129
Diluted weighted average shares outstanding              3,798,267     3,993,123     3,815,030     4,003,129

Dividends per share                                     $     0.09    $     0.08    $     0.17    $     0.16



           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY     Schedule 2
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  For the Three Months    For the Six Months
                                                                     Ended June 30          Ended June 30
                                                                    1999       1998        1999         1998
                                                                    -----     -------     -------     -------

Net Income                                                          $ 971     $ 1,218     $ 2,106     $ 2,323

  Other comprehensive income (loss), net of tax

          Unrealized holding loss arising during the period          (956)         60      (1,249)         (6)
           Less:  Reclassification adjustment for realized gains
                  included in net income                               (5)         (7)        (13)        (14)
                                                                    -----     -------     -------     -------

  Other comprehensive income (loss)                                  (961)         53      (1,262)        (20)
                                                                    -----     -------     -------     -------

Comprehensive income                                                $  10     $ 1,271     $   844     $ 2,303
                                                                    =====     =======     =======     =======


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY    Schedule 3
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                         For the Six Months
                                                           Ended June 30
                                                        1999         1998
                                                      --------     --------
                                                         (IN THOUSANDS)

Balance, January 1                                    $ 42,606     $ 42,668

     Net income                                          2,106        2,323
     Cash dividends                                       (648)        (616)
     Other comprehensive income (loss), net of tax      (1,262)         (20)
     Purchases of treasury stock                          (848)        (931)
     Sales of treasury stock                                22           20
                                                      --------     --------

Balance, June 30                                      $ 41,976     $ 43,444
                                                      ========     ========

           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY     Schedule 4
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the Three Months       For the Six Months
                                                                                      Ended June 30             Ended June 30
            (IN THOUSANDS)                                                           1999         1998         1999         1998
                                                                                   --------     --------     --------     --------
OPERATING ACTIVITIES:
     Net income                                                                    $    971     $  1,218     $  2,106     $  2,323
     Adjustments to reconcile net income to
          net cash provided by operating activities:
              Depreciation                                                              278          159          562          312
              Provision for possible loan losses                                        175           73          185          128
              Amortization of goodwill and other intangible assets                      114          117          231          234
              Amortization of premiums on investment
                 securities, net of accretion                                           (60)          44           69           85
              Gain on sales of securities, net                                           (8)         (11)         (19)         (21)
              Loans originated for sale                                              (3,918)      (4,438)      (9,637)      (9,912)
              Proceeds from sales of loans originated for sale                        1,927        4,975        7,751        9,845
              Decrease in accrued interest payable                                       (1)         (76)        (103)        (166)
              (Increase) decrease in accrued interest receivable                       (406)         (96)         814          684
              Increase in other assets                                                 (726)        (341)        (769)        (574)
              (Decrease) increase in other liabilities                                 (395)           0           17          381
                                                                                   --------     --------     --------     --------
                NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                     (2,049)       1,624        1,207        3,319
                                                                                   --------     --------     --------     --------

INVESTING ACTIVITIES:
     Proceeds from sales of investment securities available-for-sale                  2,005        2,008        2,990        5,016
     Proceeds from maturities of investment securities available-for-sale             9,197        9,387       19,213       18,291
     Purchase of investment securities available-for-sale                            (7,898)     (14,516)     (24,051)     (29,992)
     Proceeds from maturities of investment securities held-to-maturity               6,595           90       14,355          596
     Purchase of investment securities held-to-maturity                              (2,526)        (285)     (11,071)      (1,115)
     Proceeds from sales of other real estate owned                                      32            0           32           45
     Net increase in loans                                                           (5,733)      (7,530)     (12,733)      (1,927)
     Purchases of premises and equipment                                               (465)        (346)      (1,146)        (488)
                                                                                   --------     --------     --------     --------
                NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                      1,207      (11,192)     (12,411)      (9,574)
                                                                                   --------     --------     --------     --------
FINANCING ACTIVITIES:
     Net (decrease) increase in deposits                                             (2,435)         376      (23,536)     (11,229)
     Net increase in borrowings                                                       8,565       10,238        8,484       13,115
     Dividends paid                                                                    (342)        (322)        (648)        (616)
     Purchase of treasury stock                                                        (362)        (799)        (848)        (931)
     Sales of treasury stock                                                             11           11           22           20
                                                                                   --------     --------     --------     --------
                NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                  5,437        9,504      (16,526)         359
                                                                                   --------     --------     --------     --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      4,595          (64)     (27,730)      (5,896)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     21,808       27,336       54,133       33,168
                                                                                   --------     --------     --------     --------

CASH AND CASH EQUIVALENTS AT JUNE 30                                               $ 26,403     $ 27,272     $ 26,403     $ 27,272
                                                                                   ========     ========     ========     ========

------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
              Cash paid during the period for:
                    Interest                                                       $  3,966     $  3,845     $  7,759     $  7,715
                    Income taxes                                                   $    882     $    678     $  1,057     $    764

Supplemental disclosures of non-cash flow activities:
              Amounts transferred to other real estate owned                       $    128     $     34     $    202     $     34


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

                                                                      Schedule 6
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999
                                   (UNAUDITED)

         The following discussion provides information about Princeton National Bancorp, Inc.'s (PNB) financial condition and results of operations for the quarter ended June 30, 1999. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. PNB cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied.


RESULTS OF OPERATIONS

         Net income for the second quarter of 1999 was $971,000, or basic and diluted earnings per share of $0.26 as compared to net income of $1,218,000 in the second quarter of 1998, or basic and diluted earnings per share of $0.31. This represents a decrease of $247,000 (20.3%) or $0.05 per share. For the first six months of 1999, net income was $2,106,000, or basic and diluted earnings per share of $0.55, compared to $2,323,000, or basic and diluted earnings per share of $0.58 in the first six months of 1998. Annualized return on average assets and return on average equity were 0.85% and 9.20%, respectively, for the second quarter of 1999, compared with 1.11% and 11.38% for the second quarter of 1998. For the six-month periods, the annualized returns on average assets and average equity were 0.92% and 10.02%, respectively, for 1999, compared to 1.06% and 10.93% in 1998.

         Net interest income before provision for loan losses was $4,137,000 for the second quarter of 1999, compared to $4,093,000 for the second quarter of 1998 (an increase of $44,000 or 1.1%). Additionally, for the six-month periods, net interest income before provision for loan losses was $8,224,000 for 1999, as compared to $8,025,000 for 1998, representing an increase of $199,000 (or 2.5%). This increase is a result of an increase in average interest-earning assets from $407.6 million for the six months ended June 30, 1998, to $426.2 million for the six months ended June 30, 1999. The net yield on interest-earning assets (on a fully taxable equivalent basis) decreased from 4.26% for the second quarter of 1998 to 4.14% for the second quarter of 1999. Additionally, the net yield on interest-earning assets (on a fully taxable equivalent basis) decreased from 4.17% for the first six months of 1998 to 4.10% for the first six months of 1999.

         The PNB loan loss provision was $175,000 in the second quarter of 1999 compared to $73,000 in the second quarter of 1998. This is a result of continued loan growth and is also determined by the risk characteristics of the loan portfolio. For the first six months of 1999, PNB has recorded $185,000 in loan loss provision compared to $128,000 for the same period in 1998.

         Non-interest income increased by $18,000 (or 1.9%) during the second quarter of 1999 as compared to the second quarter of 1998 from $964,000 to $982,000. For the first six months of 1999, non-interest income has increased to $2,010,000 from $1,917,000 in the first six months of 1998 (an increase of $93,000 or 4.9%). Notable increases were seen in service charges on deposits (up $68,000 or 9.8%) and in other service charges (up $95,000 or 38.0%), both of which have increased as the number of deposit accounts have grown.

         Non-interest expenses for the second quarter of 1999 were $3,673,000, an increase of $340,000 (or 10.2%) from $3,333,000 in the second quarter of 1998. 1999 year-to-date non-interest expenses at $7,252,000 have increased $575,000 (or 8.6%) from 1998. The most notable increases were in salaries/employee benefits and equipment expense (caused by increased depreciation). The salaries increase is due mainly to additional staffing needs during the first six months of 1999 as compared to 1998, along with normal salary increases. It is anticipated that salary expense will increase marginally in the next six months as compared to the last six months of 1998. Equipment expense has increased due to additional depreciation expense being incurred due to an upgrade of the subsidiary bank's computer system.

         Income tax expense for the quarter and six months ending June 30, 1999, as compared to the same periods ending June 30, 1998, has decreased due to a combination of lower earnings and an increase in tax-exempt interest.


EARNINGS PER SHARE

         Basic income per share is computed by dividing net income by the weighted average number of shares outstanding which were 3,785,317 and 3,993,123 for the quarters ending June 30, 1999 and 1998, respectively, and 3,802,080 and 4,003,129 for the six-month periods ending June 30, 1999 and 1998, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of basic shares plus potential common stock. This total was 3,798,267 for the quarter ending June 30, 1999 and 3,815,030 for the six-month period ending June 30, 1999.


ANALYSIS OF FINANCIAL CONDITION

         Total assets at June 30, 1999 decreased to $462,493,000 from $478,911,000 at December 31, 1998 ($16.4 million or 3.4%). This decrease is attributable mainly to deposit growth at the end of 1998 followed by a normal drop in the first half of the year. Of the total decrease in deposits over the first six months of 1999, only savings deposits increased

(4.1%), while time deposits, demand deposits, and interest-bearing deposits all decreased ( 6.8%, 19.3%, and 2.2%, respectively). Borrowings, consisting of repurchase agreements and Federal Home Loan Bank advances, increased from $24,296,000 at December 31, 1998 to $32,780,000 at June 30, 1999 (increase of
34.9%). This increase is attributable mainly to local government taxing bodies having large balances on deposit in repurchase agreements at June 30 due to real estate tax collections during the latter part of June. The investment balances totaled $127,528,000 at June 30, 1999, compared to $130,926,000 at December 31,
1998 (a decrease of $3.4 million or 2.6%).

         Strong loan demand, annual renewals, and refinancing activity caused loans to increase during the first six months of 1999. Accordingly, loan balances, net of unearned interest, increased to $283,471,000 at June 30, 1999, compared to $269,037,000 at December 31, 1998 (an increase of $14.4 million or 5.4%). Non-performing loans totaled $1,247,000 or 0.44% of net loans at June 30, 1999, as compared to $1,406,000 or 0.52% of net loans at December 31, 1998.

         During the first six months of 1999, PNB charged off $259,000 of loans and had recoveries of $154,000, compared to charge-offs of $468,000 and recoveries of $404,000 during the first six months of 1998. The allowance for possible loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At June 30, 1999, the balance in the allowance was $1,880,000 which is 150.8% of total non-performing loans, compared with $1,800,000 or 128.0% of total non-performing loans at December 31, 1998.

         At June 30, 1999, the recorded balance in impaired loans totaled $777,000 (compared to $136,000 at June 30, 1998), all of which related to impaired loans which do not have a specific allowance as the carrying value of the loans is less than the discounted present value of expected future cash flows. Interest recognized on impaired loans (during both periods that they were impaired) is not considered material. Loans 90 days or more past due and still accruing interest at June 30, 1999 were $166,000, compared to $30,000 at June 30, 1998.


CAPITAL RESOURCES

         Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At June 30, 1999, total risk-based capital was 13.08%, compared to 13.68% at December 31, 1998. The Tier 1 capital ratio decreased from 8.35% at December 31, 1998, to 8.32% at June 30, 1999. Total stockholders' equity to total assets at June 30, 1999 increased to 9.08% from 8.90% at December 31, 1998.

         The Board of Directors announced on July 20, 1998 that it was implementing a stock repurchase program whereby up to 5% of its outstanding shares of common stock might be repurchased in the open market over the next twelve months. That plan was completed on

May 21, 1999. PNB had repurchased 198,587 shares in the plan at an average cost of $17.19. Additionally, the Board of Directors announced on July 19, 1999 that another stock repurchase program will be implemented whereby up to 3% of its outstanding shares might be repurchased in the open market over the next twelve months. It is anticipated that the repurchase program will continue to have a positive impact on future diluted earnings per share as well as market value.


LIQUIDITY

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Cash flows provided by operating activities have been offset by those used for investing and financing activities, resulting in a net decrease in cash and cash equivalents of $27,730,000 from December 31, 1998 to June 30, 1999. This usage was due to a net decrease in deposits and a net increase in loans, offset by an increase in borrowings and a decrease in investments (sales and maturities greater than purchases). For more detailed cash flow information, see PNB's Consolidated Statement of Cash Flows.


CURRENT EVENTS

         In the past three months, there has been no change in the status of the subsidiary bank's lawsuit, stemming from the 1995 Trust Department issue, against Cincinnati Insurance Company. The case was heard in the United States District Court for the Northern District of Illinois, Eastern Division, in Chicago, Illinois. The judge ruled in favor of the bank on all issues and awarded $4,900,000 in damages, pre-judgment interest, post-judgment interest, and reasonable attorney fees and costs. There has been no income recognition by PNB because no funds have been received and Cincinnati Insurance Company has filed an appeal to the ruling. Oral arguments remain on the merits of Cincinnati's appeal with an anticipated conclusion later this year. Citizens First National Bank continues to expense legal fees and if successful, the majority of such expenses would be reimbursed through the insurance coverage and the court's judgment.


YEAR 2000 COMPLIANCE

         As of June 30, 1999, the subsidiary bank has successfully met all critical time frames established by the regulatory authorities. PNB expects that the principal costs will be those associated with the replacement of non-compliant computer equipment, which was fully depreciated and scheduled for replacement. These costs, which will be capitalized and amortized over the equipment's useful lives, will be met from existing resources. As a result, management does not anticipate significant cost savings to occur after the year 2000 issue is satisfactorily remedied.

         In total, PNB expects the cost of solving the year 2000 issue, and regular replacement of equipment, to be approximately $1.3 million, consisting of the following:

                 Estimated capital costs for technology upgrades        $1.2 million
                 Estimated testing costs                                $ .1 million
                 Total estimated spending                               $1.3 million


IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. As issued, FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (FAS 137). FAS 137 is effective upon issuance and it amends FAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. PNB is in the process of assessing the impact of adopting the Statements on its financial position and results of operations.


LEGAL PROCEEDINGS

         There are various claims pending against PNB's subsidiary bank, arising in the normal course of business. Management believes, based upon consultation with counsel, that liabilities arising from these proceedings, if any, will not be material to PNB's financial condition.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in market risk since December 31, 1998, as reported in PNB's Annual Report on Form 10-K.


EFFECTS OF INFLATION

         The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED AVERAGE BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                                    For the Three Months         For the Six Months
                                                                        Ended June 30               Ended June 30
                                                                      1999         1998          1999          1998
                                                                   ---------     ---------     ---------     ---------

ASSETS
Cash and due from banks                                            $  19,123     $  14,928     $  19,722     $  16,045
Federal funds sold                                                     5,235         5,308         7,933         5,838
Loans held for sale, at lower of cost or market                        5,443         1,218         5,408         1,191
Investment securities:
      Available-for-sale                                             113,955       113,655       113,564       112,346
      Held-to-maturity                                                18,339        13,555        20,380        13,240
                                                                   ---------     ---------     ---------     ---------

          Total investment securities                                132,294       127,210       133,944       125,586
Loans:
      Gross loans                                                    275,712       272,292       273,254       271,786
      Less: Unearned interest                                            (27)          (82)          (32)          (94)
                Allowance for possible loan losses                    (1,819)       (1,787)       (1,814)       (1,801)
                                                                   ---------     ---------     ---------     ---------

          Net loans                                                  273,866       270,423       271,408       269,891

Premises and equipment, net of accumulated depreciation               11,099         8,651        10,902         8,650
Interest receivable                                                    4,258         4,786         4,687         5,064
Goodwill and intangible assets, net of accumulated amortization        4,617         4,828         4,650         4,862
Other assets                                                           4,395         3,625         4,251         3,604
                                                                   ---------     ---------     ---------     ---------

        TOTAL ASSETS                                               $ 460,330     $ 440,977     $ 462,905     $ 440,731
                                                                   =========     =========     =========     =========

LIABILITIES
Deposits:
     Demand                                                        $  39,773     $  35,759     $  39,635     $  36,111
     Interest-bearing demand                                          92,125        85,669        92,383        86,119
     Savings                                                          56,939        54,390        55,880        53,689
     Time                                                            198,918       197,243       202,936       198,444
                                                                   ---------     ---------     ---------     ---------

            Total deposits                                           387,755       373,061       390,834       374,363

Borrowings
     Customer repurchase agreements                                   14,613        12,275        14,009        11,486
     Advances from Federal Home Loan Bank                              8,943         7,071         9,019         4,572
     Int. -- bearing demand notes issued to the U.S. Treasury          1,193         1,147           955         1,026
     Notes payable                                                     1,050           316         1,123         2,019
                                                                   ---------     ---------     ---------     ---------
          Total borrowings                                            25,799        20,809        25,106        19,103

Other liabilities                                                      4,458         4,485         4,570         4,387
                                                                   ---------     ---------     ---------     ---------

       TOTAL LIABILITIES                                             418,012       398,039       420,510       397,853

STOCKHOLDERS' EQUITY
Common stock                                                          20,699        17,439        20,699        15,630
Surplus                                                                6,312         6,234         6,308         6,183
Retained earnings                                                     20,459        20,692        20,077        22,132
Accumulated other comprehensive income, net of tax                       419           434           597           538
Less: Treasury stock                                                  (5,571)       (1,861)       (5,286)       (1,605)
                                                                   ---------     ---------     ---------     ---------

       TOTAL STOCKHOLDERS' EQUITY                                     42,318        42,938        42,395        42,878
                                                                   ---------     ---------     ---------     ---------

       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                    $ 460,330     $ 440,977     $ 462,905     $ 440,731
                                                                   =========     =========     =========     =========

           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS