Form 10-Q
period 1999-09-30
PRINCETON NATIONAL BANCORP INC
filed 1999-11-15
CIK 707855

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999


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

                                 Yes _X_ No ___

         As of November 8, 1999, the registrant had outstanding 3,722,147 shares of its $5 par value common stock.


                               Page 1 of 16 pages

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

(a)      Exhibits:

         27 - Financial Data Schedule for the period ended September 30, 1999.

(b) A Form 8-K was filed by the Corporation on July 21, 1999 with respect to the implementation of a stock repurchase program whereby the Corporation may purchase up to 3% of its outstanding shares of common stock.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRINCETON NATIONAL BANCORP, INC.


Date: November 12, 1999                 By
                                           -------------------------------------
                                           Tony J. Sorcic
                                           President & Chief Executive Officer


Date: November 12, 1999                 By /s/ Todd D. Fanning
                                           -------------------------------------
                                           Todd D. Fanning
                                           Chief Financial Officer

           PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY Schedule 1
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                     SEPTEMBER 30,      December 31,
                                                                         1999               1998
                                                                     -------------     -------------
ASSETS
Cash and due from banks                                              $      11,461     $      31,133
Federal funds sold                                                           1,400            23,000
Loans held for sale, at lower of cost or market                              8,031             5,363
Investment securities:
      Available-for-sale, at fair value                                     99,323           109,530
      Held-to-maturity (fair value of $19,639 and $21,643 at
          September 30, 1999 and December 31, 1998, respectively)           19,869            21,396
                                                                     -------------     -------------
          Total investment securities                                      119,192           130,926
                                                                     -------------     -------------
Loans:
      Gross loans                                                          296,435           265,655
      Less: Unearned interest                                                  (14)             (181)
                Allowance for possible loan losses                          (1,915)           (1,800)
                                                                     -------------     -------------
          Net loans                                                        294,506           263,674
                                                                     -------------     -------------

Premises and equipment, net of accumulated depreciation                     11,210            10,627
Interest receivable                                                          6,015             5,604
Goodwill and intangible assets, net of accumulated amortization              4,270             4,609
Other assets                                                                 4,677             3,975
                                                                     -------------     -------------
        TOTAL ASSETS                                                 $     460,762     $     478,911
                                                                     =============     =============

LIABILITIES
Deposits:
     Demand                                                          $      39,973     $      47,355
     Interest-bearing demand                                                89,340            93,982
     Savings                                                                54,268            54,378
     Time                                                                  201,564           212,123
                                                                     -------------     -------------
            Total deposits                                                 385,145           407,838

Borrowings:
     Customer repurchase agreements                                         15,177            13,768
     Advances from Federal Home Loan Bank                                    8,669             9,111
     Federal funds purchased                                                 3,000                 0
     Int.-bearing demand notes issued to the U.S. Treasury                   2,400               217
     Notes payable                                                           1,700             1,200
                                                                     -------------     -------------
            Total borrowings                                                30,946            24,296

Other liabilities                                                            3,318             4,171
                                                                     -------------     -------------
       TOTAL LIABILITIES                                                   419,409           436,305
                                                                     -------------     -------------

STOCKHOLDERS' EQUITY
Common stock: $5 par value, 7,000,000 shares
     authorized; 4,139,841 issued and outstanding                           20,699            20,699
Surplus                                                                      6,328             6,305
Retained earnings                                                           21,434            19,588
Accumulated other comprehensive income (loss), net of tax                     (751)              862
Less: Cost of 407,694 treasury shares at September 30, 1999
     and 312,061 treasury shares at December 31, 1998                       (6,357)           (4,848)
                                                                     -------------     -------------
       TOTAL STOCKHOLDERS' EQUITY                                           41,353            42,606
                                                                     -------------     -------------
       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                      $     460,762     $     478,911
                                                                     =============     =============

           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 2
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          For the Three Months         For the Nine Months
                                                           Ended September 30          Ended September 30
                                                           1999          1998          1999          1998
                                                        ----------    ----------    ----------    ----------
INTEREST INCOME:
     Interest and fees on loans                         $    6,230    $    6,315    $   18,299    $   18,681
     Interest and dividends on investment securities         1,690         1,869         5,321         5,446
     Interest on short-term funds                               51            76           231           236
                                                        ----------    ----------    ----------    ----------
            Total interest income                            7,971         8,260        23,851        24,363

INTEREST EXPENSE:
     Interest on deposits                                    3,462         3,907        10,512        11,456
     Interest on borrowings                                    363           344           969           873
                                                        ----------    ----------    ----------    ----------
            Total interest expense                           3,825         4,251        11,481        12,329
                                                        ----------    ----------    ----------    ----------
NET INTEREST INCOME                                          4,146         4,009        12,370        12,034
Provision for possible loan losses                             200           134           385           262
                                                        ----------    ----------    ----------    ----------
NET INTEREST INCOME AFTER PROVISION
     FOR POSSIBLE LOAN LOSSES                                3,946         3,875        11,985        11,772

NON-INTEREST INCOME:
     Trust & farm management fees                              284           239           904           864
     Service charges on deposit accounts                       421           392         1,186         1,089
     Other service charges                                     177           132           522           382
     Gain on sales of securities                                22             0            41            21
     Loan servicing fees and other fees                         30            77           169           236
     Other income                                              104            61           226           226
                                                        ----------    ----------    ----------    ----------
            Total non-interest income                        1,038           901         3,048         2,818

NON-INTEREST EXPENSE:
     Salaries and employee benefits                          2,016         1,951         5,885         5,551
     Occupancy                                                 255           273           774           773
     Equipment expense                                         277           216           862           613
     FDIC/OCC assessments                                       46            46           142           140
     Goodwill and intangible assets amortization               108           116           339           350
     Data processing                                           142           169           410           459
     Other expense                                             887           847         2,571         2,408
                                                        ----------    ----------    ----------    ----------
            Total non-interest expense                       3,731         3,618        10,983        10,294
                                                        ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES                                   1,253         1,158         4,050         4,296
Income tax expense                                             526           263         1,217         1,077
                                                        ----------    ----------    ----------    ----------

NET INCOME                                              $      727    $      895    $    2,833    $    3,219
                                                        ==========    ==========    ==========    ==========

NET INCOME PER SHARE:
     Basic                                                    0.19          0.23          0.75          0.81
     Diluted                                                  0.19          0.23          0.75          0.81

Basic weighted average shares outstanding                3,761,031     3,959,711     3,788,247     3,988,497
Diluted weighted average shares outstanding              3,773,981     3,972,661     3,801,197     4,001,447

Dividends per share                                           0.09          0.08          0.26          0.24


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 2
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

     (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      For the Three Months      For the Nine Months
                                                                       Ended September 30       Ended September 30
                                                                         1999        1998        1999         1998
                                                                      --------     --------    --------     --------
Net Income                                                            $    727     $    895    $  2,833     $  3,219

  Other comprehensive income (loss), net of tax

          Unrealized holding gain (loss) arising during the period        (318)         683      (1,551)         695
           Less:  Reclassification adjustment for realized gains
                              included in net income                       (33)           0         (62)         (32)
                                                                      --------     --------    --------     --------

  Other comprehensive income (loss)                                       (351)         683      (1,613)         663
                                                                      --------     --------    --------     --------

Comprehensive income                                                  $    376     $  1,578    $  1,220     $  3,882
                                                                      ========     ========    ========     ========


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 3
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                            For the Nine Months
                                                             Ended September 30
                                                            1999           1998
                                                         ----------     ----------
                                                              (IN THOUSANDS)
Balance, January 1                                       $   42,606     $   42,668

     Net income                                               2,833          3,219
     Cash dividends                                            (988)          (934)
     Other comprehensive income (loss), net of tax           (1,613)           663
     Purchases of treasury stock                             (1,528)        (1,783)
     Sales of treasury stock                                     43             25
                                                         ----------     ----------

Balance, September 30                                    $   41,353     $   43,858
                                                         ==========     ==========


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 4
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the Three Months         For the Nine Months
                                                                               Ended September 30          Ended September 30
(IN THOUSANDS)                                                                 1999          1998          1999          1998
                                                                            ----------    ----------    ----------    ----------
OPERATING ACTIVITIES:
     Net income                                                             $      727    $      895    $    2,833    $    3,219
     Adjustments to reconcile net income to
          net cash provided by operating activities:
              Depreciation                                                         266           169           828           481
              Provision for possible loan losses                                   200           134           385           262
              Amortization of goodwill and other intangible assets                 108           116           339           350
              Amortization of premiums on investment
                 securities, net of accretion                                       85            48           154           133
              Gain on sales of securities, net                                     (22)            0           (41)          (21)
              Loss (gain) on sales of other real estate                              5            (8)            5            (8)
              Loans originated for sale                                         (2,666)       (9,527)      (12,303)      (19,439)
              Proceeds from sales of loans originated for sale                   1,884         9,948         9,635        19,793
              Decrease (increase) in accrued interest payable                      (98)          165          (201)           (1)
              Increase in accrued interest receivable                           (1,225)       (1,185)         (411)         (501)
              Increase in other assets                                             (41)         (111)         (810)         (685)
              Increase (decrease) in other liabilities                             162           (48)          179           332
                                                                            ----------    ----------    ----------    ----------
                NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                  (615)          596           592         3,915
                                                                            ----------    ----------    ----------    ----------

INVESTING ACTIVITIES:
     Proceeds from sales of investment securities available-for-sale             1,064             0         4,054         5,016
     Proceeds from maturities of investment securities available-for-sale        9,268         9,677        28,481        27,968
     Purchase of investment securities available-for-sale                       (2,242)       (4,355)      (26,293)      (34,347)
     Proceeds from maturities of investment securities held-to-maturity            260           172        14,615           768
     Purchase of investment securities held-to-maturity                           (608)         (600)      (11,679)       (1,715)
     Proceeds from sales of other real estate owned                                 70            34           102            79
     Net increase in loans                                                     (18,484)       (7,418)      (31,217)       (9,345)
     Purchases of premises and equipment                                          (265)       (1,061)       (1,411)       (1,549)
                                                                            ----------    ----------    ----------    ----------
                NET CASH USED BY INVESTING ACTIVITIES                          (10,937)       (3,551)      (23,348)      (13,125)
                                                                            ----------    ----------    ----------    ----------
FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                           843         6,004       (22,693)       (5,225)
     Net increase in borrowings                                                 (1,834)       (8,261)        6,650         4,854
     Dividends paid                                                               (340)         (318)         (988)         (934)
     Purchase of treasury stock                                                   (680)         (852)       (1,528)       (1,783)
     Sales of treasury stock                                                        21             5            43            25
                                                                            ----------    ----------    ----------    ----------
                NET CASH USED FOR FINANCING ACTIVITIES                          (1,990)       (3,422)      (18,516)       (3,063)
                                                                            ----------    ----------    ----------    ----------
DECREASE IN CASH AND CASH EQUIVALENTS                                          (13,542)       (6,377)      (41,272)      (12,273)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                26,403        27,272        54,133        33,168
                                                                            ----------    ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                   $   12,861    $   20,895    $   12,861    $   20,895
                                                                            ==========    ==========    ==========    ==========
--------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
                 Interest                                                   $    3,920    $    4,615    $   11,679    $   12,330
                 Income taxes                                               $      342    $      515    $    1,399    $    1,279

Supplemental disclosures of non-cash flow activities:
       Amounts transferred to other real estate owned                       $        0    $        0    $      202    $       34


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

                                                                      Schedule 6
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

         The following discussion provides information about Princeton National Bancorp, Inc.'s ("PNB" or the "Corporation") financial condition and results of operations for the quarter ended September 30, 1999. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words "believes", "expects", "anticipates", "estimates", or similar expressions. PNB cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS

         Net income for the third quarter of 1999 was $727,000, or basic and diluted earnings per share of $0.19 as compared to net income of $895,000 in the third quarter of 1998, or basic and diluted earnings per share of $0.23. This represents a decrease of $168,000 (18.8%) or $0.04 per share. For the first nine months of 1999, net income was $2,833,000, or basic and diluted earnings per share of $0.75, compared to $3,219,000, or basic and diluted earnings per share of $0.81 in the first nine months of 1998. Annualized return on average assets and return on average equity were 0.62% and 6.93%, respectively, for the third quarter of 1999, compared with 0.78% and 8.19% for the third quarter of 1998. For the nine-month periods, the annualized returns on average assets and average equity were 0.82% and 8.99%, respectively, for 1999, compared to 0.97% and 10.00% in 1998.

         The decrease in net income for the three months ended September 30, 1999 was largely the result of the Corporation utilizing all available state net operating loss carryforwards in 1998 thereby becoming taxable for state income tax purposes in 1999. The use of the remaining carryforwards was realized in conjunction with the filing of the 1998 state income tax return during the third quarter of 1999. Accordingly, income tax expense for the quarter and nine months ending September 30, 1999, as compared to the same periods ending September 30, 1998, has increased by approximately $263,000 and $140,000, respectively.

         Net interest income before provision for loan losses was $4,146,000 for the third quarter of 1999, compared to $4,009,000 for the third quarter of 1998 (an increase of $137,000 or 3.4%). Additionally, for the nine-month periods, net interest income before provision for loan losses was $12,370,000 for 1999, as compared to $12,034,000 for 1998, representing an increase of $336,000 (or 2.8%). This increase is a result of an increase in average interest-earning assets from $413.1 million for the nine months ended September 30, 1998, to $425.9 million for the nine months ended September 30, 1999. Likewise, the average interest-earning assets for the three months ended September 30, 1999 increased to $425.3 million from $420.2 million for the three months ended September 30, 1998. The net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 4.05% for the third quarter of 1998 to 4.14% for the third quarter of 1999. Additionally, the net yield on interest-earning assets (on a fully taxable equivalent basis) remained the same at 4.11% for the first nine months of 1998 and the first nine months of 1999.

         The PNB loan loss provision was $200,000 in the third quarter of 1999 compared to $134,000 in the third quarter of 1998. This is a result of continued loan growth and is also determined by the risk characteristics of the loan portfolio. For the first nine months of 1999, PNB has recorded $385,000 in loan loss provision compared to $262,000 for the same period in 1998.

         Non-interest income increased by $137,000 (or 15.2%) during the third quarter of 1999 as compared to the third quarter of 1998 from $901,000 to $1,038,000. For the first nine months of 1999, non-interest income has increased to $3,048,000 from $2,818,000 in the first nine months of 1998 (an increase of $230,000 or 8.2%). For the three-month period, the largest increases were seen in other service charges (increase of $45,000 or 34.1%), trust and farm management fees (increase of $45,000 or 18.9%), and other income (increase of $43,000 or 70.5%). Notable increases for the nine-month period were seen in service charges on deposits (up $97,000 or 8.9%) and in other service charges (up $140,000 or 36.7%), both of which have increased as the number of deposit accounts have grown.

         Non-interest expenses for the third quarter of 1999 were $3,731,000, an increase of $113,000 (or 3.1%) from $3,618,000 in the third quarter of 1998. 1999 year-to-date non-interest expenses at $10,983,000 have increased $689,000 (or 6.7%) from 1998. The most notable increases were in salaries/employee benefits and equipment expense (caused by increased depreciation). The salaries increase is due mainly to additional staffing needs during the first nine months of 1999 as compared to 1998, along with normal salary increases. It is anticipated that salary expense will increase only marginally over the remainder of 1999. Equipment expense has increased due to additional depreciation expense being incurred due to an upgrade of the subsidiary bank's computer system.


EARNINGS PER SHARE

         Basic income per share is computed by dividing net income by the weighted average number of shares outstanding which were 3,761,031 and 3,959,711 for the quarters ending

September 30, 1999 and 1998, respectively, and 3,788,247 and 3,988,497 for the nine-month periods ending September 30, 1999 and 1998, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of basic shares plus potential common stock. This total was 3,773,981 for the quarter ending September 30, 1999 and 3,801,197 for the nine-month period ending September 30, 1999.


ANALYSIS OF FINANCIAL CONDITION

         Total assets at September 30, 1999 decreased to $460,762,000 from $478,911,000 at December 31, 1998 ($18.1 million or 3.8%). This decrease is attributable mainly to deposit growth at the end of 1998 followed by a normal drop in the first half of the year. Of the total decrease in deposits over the first nine months of 1999, demand deposits showed the largest decrease (15.6%), while time deposits (5.0%), interest-bearing deposits (4.9%) , and savings deposits (0.2%) all decreased. However, in comparing average balances for the first nine months of 1999 to the first nine months of 1998, total average assets have increased by $17.8 million (or 4.0%) from $445,026,000 in 1998 to $462,808,000 in 1999. Likewise, total average deposits have also increased from $376,078,000 in 1998 to $389,889,000 in 1999 (an increase of $13.8 million or
3.7%). Borrowings, consisting of repurchase agreements and Federal Home Loan Bank advances, increased from $24,296,000 at December 31, 1998 to $30,946,000 at September 30, 1999 (increase of 27.4%). This increase is attributable, in part, to an increased loan demand coupled with the aforementioned decrease in deposits. The investment balances totaled $119,192,000 at September 30, 1999, compared to $130,926,000 at December 31, 1998 (a decrease of $11.7 million or 9.0%).

         A very strong demand for loans has caused loan balances to increase sharply during the first nine months of 1999. Accordingly, loan balances, net of unearned interest, increased to $304,452,000 at September 30, 1999, compared to $270,837,000 at December 31, 1998 (an increase of $33.6 million or 12.4%).
Non-performing loans totaled $1,733,000 or 0.57% of net loans at September 30, 1999, as compared to $1,406,000 or 0.52% of net loans at December 31, 1998.

         For three months ended September 30, 1999, PNB charged off $235,000 of loans and had recoveries of $70,000, compared to charge-offs of $235,000 and recoveries of $138,000 during the three months ended September 30, 1998. During the first nine months of 1999, PNB charged off $494,000 of loans and had recoveries of $224,000, compared to charge-offs of $709,000 and recoveries of $542,000 during the first nine months of 1998. The allowance for possible loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At September 30, 1999, the balance in the allowance was $1,915,000 which is 110.5% of total non-performing loans, compared with $1,800,000 or 128.0% of total non-performing loans at December 31, 1998.

         At September 30, 1999, the recorded balance in impaired loans totaled $1,264,000 (compared to $485,000 at September 30, 1998), all of which related to impaired loans which do not have a specific allowance as the carrying value of the loans is less than the discounted present value of expected future cash flows or collateral value. Interest recognized on impaired loans (during both periods that they were impaired) is not considered material. Loans 90 days or more past due and still accruing interest at September 30, 1999 were $42,000, compared to $16,000 at December 31, 1998.


CAPITAL RESOURCES

         Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At September 30, 1999, total risk-based capital was 12.23%, compared to 13.68% at December 31, 1998. The Tier 1 capital ratio decreased from 8.35% at December 31, 1998, to 8.24% at September 30, 1999. Total stockholders' equity to total assets at September 30, 1999 increased to 8.97% from 8.90% at December 31, 1998.

         The Board of Directors announced on July 21, 1999 that another stock repurchase program will be implemented whereby up to 3% of its outstanding shares might be repurchased in the open market over the next twelve months. Through September 30, 1999, the Corporation had purchased 47,500 shares in the plan at an average cost of $14.32. It is anticipated that the repurchase program will continue to enhance shareholder value.


LIQUIDITY

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Cash flows used by investing activities, as well as those used for investing and financing activities, resulted in a net decrease in cash and cash equivalents of $41,272,000 from December 31, 1998 to September 30, 1999. This usage was due to a net decrease in deposits and a net increase in loans, offset by an increase in borrowings. For more detailed cash flow information, see PNB's Consolidated Statement of Cash Flows.


CURRENT EVENTS

         The Corporation's lawsuit against Cincinnati Insurance Company regarding the 1995 trust issues remains in the U.S. Court of Appeals for the Seventh Circuit. Oral arguments on the merits of Cincinnati's appeal are scheduled for November. It is anticipated this case may come to a conclusion during the latter part of the fourth quarter or in the first quarter of 2000.

YEAR 2000 COMPLIANCE

         As of September 30, 1999, the subsidiary bank has successfully met all critical time frames established by the regulatory authorities. PNB expects that the principal costs will be those associated with the replacement of non-compliant computer equipment, which was fully depreciated and scheduled for replacement. These costs, which will be capitalized and amortized over the equipment's useful lives, will be met from existing resources. As a result, management does not anticipate significant cost savings to occur after the year 2000 issue is satisfactorily remedied.

         In total, PNB expects the cost of solving the year 2000 issue, and regular replacement of equipment, to be approximately $1.3 million, consisting of the following:

            Estimated capital costs for technology upgrades   $1.2 million
            Estimated testing costs                           $ .1 million
            Total estimated spending                          $1.3 million


IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. As issued, FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (FAS 137). FAS 137 is effective upon issuance and it amends FAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. PNB is in the process of assessing the impact of adopting the Statements on its financial position, results of operations, and liquidity.


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

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED AVERAGE BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                      For the Three Months          For the Nine Months
                                                                       Ended September 30           Ended September 30
                                                                      1999           1998           1999           1998
                                                                   ----------     ----------     ----------     ----------
ASSETS
Cash and due from banks                                            $   17,437     $   17,706     $   18,951     $   16,605
Federal funds sold                                                      4,002          5,499          6,609          5,724
Loans held for sale, at lower of cost or market                         7,977          1,659          6,274          1,349
Investment securities:
      Available-for-sale                                              104,607        111,313        109,165        110,683
      Held-to-maturity                                                 19,494         15,170         21,459         16,686
                                                                   ----------     ----------     ----------     ----------

          Total investment securities                                 124,101        126,483        130,624        127,369
Loans:
      Gross loans                                                     285,571        280,687        277,405        273,303
      Less: Unearned interest                                             (18)           (66)           (27)           (84)
            Allowance for possible loan losses                         (1,904)        (1,892)        (1,845)        (1,831)
                                                                   ----------     ----------     ----------     ----------

          Net loans                                                   283,649        278,729        275,533        271,388

Premises and equipment                                                 11,152          9,395         10,986          8,901
Interest receivable                                                     5,069          5,541          4,816          5,225
Goodwill and intangible assets, net of accumulated amortization         4,801          5,086          4,895          5,156
Other assets                                                            4,440          3,378          4,120          3,309
                                                                   ----------     ----------     ----------     ----------

        TOTAL ASSETS                                               $  462,628     $  453,476     $  462,808     $  445,026
                                                                   ==========     ==========     ==========     ==========

LIABILITIES
Deposits:
     Demand                                                            39,314         36,104         39,409         35,972
     Interest-bearing demand                                           93,179         88,449         92,651         86,904
     Savings                                                           56,322         53,641         56,029         53,673
     Time                                                             199,564        201,663        201,800        199,529
                                                                   ----------     ----------     ----------     ----------

            Total deposits                                            388,379        379,857        389,889        376,078

Borrowings:
     Customer repurchase agreements                                    17,412         14,858         15,075         12,620
     Advances from Federal Home Loan Bank                               8,744          9,486          8,926          6,228
     Federal funds purchased                                              103              0            116              2
     Int.-bearing demand notes issued to the U.S. Treasury              1,248          1,072          1,054          1,041
     Notes payable                                                      1,286             92          1,178          1,370
                                                                   ----------     ----------     ----------     ----------

            Total borrowings                                           28,793         25,508         26,349         21,261

Other liabilities                                                       3,798          4,745          4,424          4,645
                                                                   ----------     ----------     ----------     ----------

       TOTAL LIABILITIES                                              420,970        410,110        420,662        401,984

STOCKHOLDERS' EQUITY
Common stock                                                           20,699         20,700         20,699         17,338
Surplus                                                                 6,318          6,232          6,312          6,200
Retained earnings                                                      21,080         18,340         20,415         20,854
Accumulated other comprehensive income, net of tax                       (501)           626            225            568
Less: Treasury stock                                                   (5,938)        (2,532)        (5,505)        (1,918)
                                                                   ----------     ----------     ----------     ----------

       TOTAL STOCKHOLDERS' EQUITY                                      41,658         43,366         42,146         43,042
                                                                   ----------     ----------     ----------     ----------

       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                    $  462,628     $  453,476     $  462,808     $  445,026
                                                                   ==========     ==========     ==========     ==========


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                       15