Form 10-K
period 1999-12-31
PRINCETON NATIONAL BANCORP INC
filed 2000-03-30
CIK 707855

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999


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

                                                           Name of each
                                                           exchange on
       Title of each class                               which registered
       ----------------                                  ----------------

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
     ---------                          ---------
         X         YES                                 NO
     ---------                          ---------



         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. -----------

                             -----------

         At March 16, 2000, 3,484,343 shares of Common Stock, $5.00 Par Value, were outstanding, and the aggregate market value of the common stock (based upon the closing representative bid price of the common stock on March 15, 2000, as reported by NASDAQ) held by nonaffiliates was approximately $36,585,602.

         Determination of stock ownership by nonaffiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

         Portions of the following documents are incorporated by reference:

         2000 Notice and Proxy Statement for the Annual Meeting of Stockholders April 11, 2000 (the "Proxy Statement") - Part III and portions of the Corporation's 1999 Annual Report (the "Annual Report") - Parts II and III

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

         Princeton National Bancorp, Inc. ("PNBC" or the "Corporation") is a single-bank holding company which operates in one business segment and conducts a full service commercial banking and trust business through its subsidiary bank, Citizens First National Bank ("Citizens Bank", "the Bank", or the "subsidiary bank"). PNBC was incorporated as a Delaware corporation in 1981 in contemplation of the acquisition of all of the outstanding common stock of Citizens Bank and other future acquisitions. At December 31, 1999, the Corporation had consolidated total assets of $482,820,000 and stockholders' equity of $40,946,000.

         PNBC operates the Bank as a community bank with offices located for convenience and with professional, highly motivated, progressive employees who know the Bank's customers and are able to provide individualized, quality service. As part of its community banking approach, PNBC requires officers of the Bank to actively participate in community organizations. In addition, within certain credit and rate of return parameters, PNBC attempts to ensure that the Bank meets the lending needs of the communities in which offices are located, and that the Bank invests in local and municipal securities.

         Corporate policy, strategy, and goals are established by the Board of Directors of PNBC. Pursuant to PNBC's holding company philosophy, operational and administrative policies for the Bank are also established at the holding company level. Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which its offices are located. In 1999, the majority of the directors of PNBC also served as the directors of Citizens Bank, which further assists PNBC to directly implement its policies at Citizens Bank.

ACQUISITION AND EXPANSION STRATEGY

         PNBC seeks to diversify both its market area and asset base and increase profitability through acquisitions and expansion. PNBC's goal, as reflected by its acquisition policy, is to expand through the acquisition of established financial service organizations (primarily commercial banks to the extent suitable candidates may be identified) and by expanding into potential high growth areas. In integrating acquisitions, PNBC focuses on, among other actions, implementing the policies established at Citizens Bank, improving asset quality, the net interest margin, and encouraging community involvement.

         PNBC will also consider establishing branch facilities as a means of expanding its presence into new market areas. PNBC opened new branch facilities in the Peru/LaSalle/Oglesby area in 1994, in Minooka in 1994, in Hampshire in 1995, in Henry in 1999, and will be opening a new branch facility in Huntley during 2000.

CITIZENS FIRST NATIONAL BANK

         Citizens Bank was organized in 1865 as a national bank under the National Bank Act. Currently in its one hundred and thirty-fifth year, Citizens Bank has fourteen offices in ten different communities in north central
Illinois: Princeton, DePue, Genoa, Hampshire, Henry, Minooka, Oglesby, Peru, Sandwich and Spring Valley.

         Citizens Bank serves individuals, businesses and governmental bodies in Bureau, LaSalle, Marshall, Grundy, Kane, Kendall, DeKalb and contiguous counties. Citizens Bank operates a full-service community commercial bank and trust business that offers a broad range of financial services to customers. Citizens Bank's services consist primarily of commercial, real estate and agricultural lending, consumer deposit and financial services, and trust and farm management services.

COMMERCIAL, REAL ESTATE AND AGRICULTURAL LENDING

         Citizens Bank's commercial loan department provides secured and to a much lesser extent unsecured loans, including real estate loans, to companies and individuals for business purposes and to governmental units within the Bank's market area. As of December 31, 1999, Citizens Bank had commercial loans of $48.0 million (15.6% of the Bank's total loan portfolio) and commercial real estate loans of $57.3 million (18.6% of the Bank's total loan portfolio). Citizens Bank does not have a concentration of commercial loans in any single industry or business, except for loans to the agricultural industry as more fully disclosed below.

         Citizens Bank is one of the largest agricultural lenders in the State of Illinois with its outstanding agricultural and agricultural real estate loans primarily related to ventures within 30 miles of branch locations. As of December 31, 1999, Citizens Bank had agricultural loans of $37.9 million and agricultural real estate loans of $41.6 million, which represent approximately 12.3% and 13.5%, respectively, of the Bank's total loan portfolio.

         Agricultural loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The agricultural loan department, which has the equivalent of four lending officers, works closely with all agricultural customers, including companies and individual farmers, and assists in the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely by the Bank during the year. In addition, Citizens Bank works closely with governmental agencies, including the Farm Service Agency, to assist agricultural customers in obtaining credit enhancement products, such as loan guaranties.

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

         One of the strengths of Citizens Bank is the stability of its retail deposit base. This stability is due primarily to the Bank's service oriented competitive strategy and the economically diverse population of the counties encompassing the fourteen banking offices. These locations provide convenience for customers and visibility for Citizens Bank. A variety of marketing strategies are used to attract and retain stable depositors, the most important of which is the officer call program. All officers of the Bank call on customers and potential customers of the Bank to maintain and develop deposit relationships.

         Citizens Bank is active in consumer and mortgage lending with approximately $67.9 million in home mortgage loans (22.0% of the Bank's total loan portfolio) and $42.3 million in consumer installment loans (13.7% of the Bank's total loan portfolio) as of December 31, 1999. To better serve its retail customers, Citizens Bank is active in the secondary residential mortgage market. As a matter of policy, Citizens Bank does not hold, in portfolio, long-term, fixed-rate, single-family, home mortgage loans. However, servicing of those loans is maintained, with approximately $58,870,000 of unpaid balances being serviced as of December 31, 1999. Management believes customers receive a higher level of quality service with this arrangement.

         Citizens Bank maintains eighteen automated teller machines. The Bank is a member of Magic Line which encompasses all of the major nationwide networks such as CIRRUS, PLUS, and STAR. To enhance customer service and convenience, Citizens Bank offers an ATM & Check Card, which can be used anywhere that accepts VISA, and has been a tremendous benefit to our customers.

         Citizens Bank continues to implement an intensive sales training program, which includes team coaching, setting goals, measuring results, and reward recognition. In 1999, the Bank achieved record levels of product referrals, product sales, and total incentives paid to the employees.

TRUST DEPARTMENT AND FARM MANAGEMENT SERVICES

         Gross revenue from Trust and Farm Management services in 1999 totaled approximately $1,197,000, an increase of $78,000 (or 7.0%), compared to $1,119,000 in 1998. Trust income alone amounted to $943,000 in 1999, compared to $853,000 in 1998, while farm management fees were $254,000 in 1999, as compared to $266,000 in 1998.

         Total trust assets as of December 31, 1999 were $166,331,000, representing an increase of approximately $12,573,000 (or 8.2%) over the total at December 31, 1998. This increase is due primarily to an overall increase in the number of accounts and corresponding increases in market value. The Trust Department currently has 781 total accounts (compared to 683 total accounts at December 31, 1998) and has 15,858 acres of farm land under management (compared to 16,346 acres at December 31, 1998).

COMPETITION

         PNBC is committed to community banking and to providing quality products and services at competitive loan rates and deposit pricing in order to remain competitive in its north central Illinois market. Citizens Bank competes with both small, locally owned banks, as well as regional financial institutions which have numerous offices. The Bank competes with these organizations, as well as with savings and loan associations, credit unions, mortgage companies, insurance companies and other local financial institutions for deposits, loans and other business. The principal methods of competition include loan and deposit pricing, the types and quality of services provided, and advertising and marketing programs.

SUPERVISION AND REGULATION

         Bank holding companies and banks are extensively regulated under federal and state law. The following information describes certain statutes and regulations affecting PNBC and the Bank, and such discussion is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of PNBC and the Bank.

         PNBC is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the "FRB"), and is subject to supervision by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). PNBC is required to file with the FRB periodic reports and such additional information as the FRB may require pursuant to the BHC Act. The FRB examines PNBC, and may examine the Bank.

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

         PNBC is a legal entity separate and distinct from the Bank. The major source of PNBC's revenue is dividends received from the Bank. The right of PNBC to participate as a stockholder in any distribution of assets of the Bank upon its liquidation or reorganization or otherwise is subject to the prior claims of creditors of the Bank. The Bank is subject to claims by creditors for long-term and short-term debt obligations, including substantial obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities.

         The Bank may declare dividends out of undivided profits, except that until the surplus fund of the Bank is equal to its common capital, no dividend can be declared until one-tenth of the Bank's net income for the applicable period has been carried to the surplus fund. The Bank, however, cannot declare or pay a dividend, if after making the dividend, the Bank would be undercapitalized. In addition, prior approval of the Office of the Comptroller of the Currency (the "OCC") is required if dividends declared by the Bank in any calendar year will exceed its net income for that year combined with its retained net income for the preceding two years. As of December 31, 1999, national banking regulations and capital guidelines will permit the Bank to distribute approximately $1,829,000 plus any 1999 net income of the Bank as dividends without prior approval from the national banking regulators. Future payments of dividends by the Bank will be dependent on individual regulatory capital requirements and levels of profitability. The ability of the Bank to pay dividends may be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy.

         Federal laws limit certain transactions between the Bank and its affiliates, including PNBC. Such transactions include loans or extensions of credit by the Bank to PNBC, the purchase of assets or securities of PNBC, the acceptance of PNBC's securities as collateral for loans, and the issuance of a guaranty, acceptance or letter of credit on behalf of PNBC. Transactions of this kind are limited to 10% of the Bank's capital and surplus for transactions with one affiliate, and 20% of the Bank's capital and surplus for transactions with all affiliates. Such transactions are also subject to certain collateral requirements. These transactions, as well as other transactions between the Bank and PNBC, must also be on terms substantially the same as, or at least as favorable as, those prevailing at the time for comparable transactions with nonaffiliated companies or, in the absence of comparable transactions, on terms, or under circumstances, including credit standards, that would be offered to, or would apply to, nonaffiliated companies.

         FRB policy requires PNBC to act as a source of financial strength to the Bank and commit resources to support the Bank. The FRB takes the position that in implementing this policy, it may require PNBC to provide such support when PNBC otherwise would not consider itself able to do so.

         The various federal bank regulators, including the FRB and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. For bank holding companies, Tier 1 or "core" capital consists of common shareholders' equity, perpetual preferred stock (subject to certain limitations) and minority interests in the equity accounts of consolidated subsidiaries, and is reduced by goodwill and certain other intangible assets ("Tier 1 Capital"). Tier 2 capital consists of (subject to certain conditions and limitations) the allowance for possible credit losses, perpetual preferred stock, "hybrid capital instruments," perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock ("Tier 2 Capital"). Total capital is the sum of Tier 1 Capital and Tier 2 Capital (the latter being limited to 100% of Tier 1 Capital). Components of Tier 1 and Tier 2 Capital for national banks are similar, but not identical, to those for holding companies.

         Under the risk-adjusted capital standards, a minimum ratio of qualifying total capital to risk-weighted assets of 8% and of Tier l Capital to risk-weighted assets of 4% are required. The FRB and OCC also have adopted a minimum leverage ratio of Tier 1 Capital to total assets of 3% for banks rated "1" under the Uniform Financial Institutions Rating System or bank holding companies rated "1" under the rating system of bank holding companies. All other banks and bank holding companies must maintain a leverage ratio of 4%. In addition, all banks and bank holding companies are expected to have capital commensurate with the level and nature all risks to which they are exposed.

          At December 31, 1999, PNBC had a total capital to risk-based assets ratio of 12.31%, a Tier 1 capital to risk-based assets ratio of 11.71%, and a leverage ratio of 8.21%. At December 31, 1999, the Bank had a total capital to risk-based assets ratio of 12.85%, a Tier 1 capital to risk-based assets ratio of 12.25%, and a leverage ratio of 8.59%.

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

         The BIF semi-annual assessment rate currently ranges from 0 to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the rate assessed on the Bank could have an adverse effect on the earnings of PNBC and the Bank depending on the amount of the increase.

         Deposits insured by SAIF are currently assessed semi-annually at the BIF rate of 0 to 27 cents per $100 of domestic deposits. The SAIF assessment rate may increase or decrease as is necessary to maintain the designated SAIF reserve ratio of 1.25% of SAIF-insured deposits.

         All FDIC-insured depository institutions must pay a quarterly assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. Since January 1, 2000, the same assessment rate has applied to all deposits.

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

         PNBC does not have current plans to acquire banking organizations located outside the state of Illinois.

         On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act ("GLB Act"). Under the GLB Act, bank holding companies that meet certain standards are permitted to engage in a wider range of activities than has been permitted up to now, including securities and insurance activities. Specifically, a bank holding company that elects to become a "financial holding company" may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is (i) financial in nature or incidental thereto, or (ii) complementary to any such financial-in-nature activity, PROVIDED that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries are well-capitalized, well-managed, and have a Community Reinvestment Act rating of "satisfactory" or better at their most recent examination.

         This new law specifies many activities that are financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwritng, dealing in, or making a market in securities; and those activities currently permitted for bank holding companies that are so closely related to banking or managing or controlling banks, as to be a proper incident thereto.

         The GLB Act changes federal laws to facilitate affiliation between banks and entities engaged in securities and insurance activities. The law also establishes a system of functional regulation under which banking activities, securities activities, and insurance activities conducted by financial holding companies and their subsidiaries and affiliates will be separately regulated by banking, securities, and insurance regulators, respectively.

         National banks are also authorized by the GLB Act to engage, through "financial subsidiaries," in activities that are permissible for financial holding companies, and activities that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments, and (iv) merchant banking. A national bank's authority to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank be well-managed and well-capitalized (after deducting from capital the bank's outstanding investment in financial subsidiaries).

         The GLB Act affects many other changes to federal law applicable to PNBC and the Bank. One of these changes is a requirement that financial institutions take steps to protect customers' "nonpublic personal information." The new law requires the promulgation of several new regulations, which are expected to be finalized by November 12, 2000 (i.e., one year after passage of the law). At present, we are unable to predict the impact the Gramm-Leach-Bliley Act will have on PNBC or the Bank.

EMPLOYEES

         PNBC presently has no employees. However, certain of the employees and executive officers of Citizens Bank provide their services to PNBC. A monthly fee for these services is paid by PNBC to Citizens Bank. This fee is computed annually and is based upon an average of the number of hours worked during the year.

         As of December 31, 1999, Citizens Bank employed 190 full-time and 42 part-time employees. The Bank offers a variety of employee benefits. Citizens Bank employees are not represented by a union or a collective bargaining agreement, and employee relations are considered to be excellent.

         Citizens Bank believes one of its strengths is its ability to attract and retain experienced and well- trained personnel who have a knowledge of the market areas in which it operates. Management believes that PNBC generally has an easier time attracting and retaining quality employees than other banks in north central

Illinois. This is due primarily to its size and management style, which affords greater opportunities to employees for direct participation and development of managerial and banking skills.

         In order to implement PNBC's community banking philosophy and to promote themselves as community oriented organizations, the Bank has a formal officer call program. Each officer of the Bank calls on existing or potential customers and is expected to become actively involved in leadership positions in community organizations. As of December 31, 1999, employees of the Bank participated in approximately 137 community organizations, serving over 13,500 hours of community service in 1999.

ITEM 2.  PROPERTIES

         PNBC's headquarters and Citizens Bank's principal offices are located at 606 South Main Street, Princeton, Illinois. Also located at this address is an annex completed in 1991 that contains, among others, the trust and farm management departments. The two buildings at this location are owned by Citizens Bank and contain approximately 36,000 square feet of space, all of which is occupied by PNBC and Citizens Bank. Citizens Bank also has two drive-up facilities in Princeton and branch offices in DePue, Genoa, Hampshire, Henry, Minooka, Oglesby, Peru, Sandwich and Spring Valley. Citizens Bank is the owner of each of these facilities. None of the facilities owned by the Bank are subject to a mortgage. Citizens Bank also owns property in Huntley (Kane county) on which a full-service branch facility is being constructed. It is anticipated that this facility will open in the summer of 2000. For additional information regarding these properties, see Footnote 5 of Item 8 of this report.

ITEM 3.  LEGAL PROCEEDINGS

         A ruling was received during the third quarter of 1998 on the subsidiary bank's lawsuit, stemming from the 1995 Trust Department issue, against Cincinnati Insurance Company. The case was heard in the United States District Court for the Northern District of Illinois, Eastern Division, in Chicago, Illinois. The judge ruled in favor of the subsidiary bank on all issues and awarded $4,900,000 in damages, pre-judgment interest, post-judgment interest, and reasonable attorney fees and costs. Cincinnati Insurance Company filed an appeal to the ruling.

         In January, 2000, the Seventh Circuit Court of Appeals issued its decision on the appeal, affirming the Federal Division Court Award and increasing the recovery under the policy by $100,000 though setting aside the award of attorneys' fees. The subsidiary bank is therefore entitled to $5,000,000 under the policy, pre-judgment interest of approximately $730,000, and post-judgment interest accruing at the statutory rate from the date of the original judgment in the lower court of approximately $400,000.

         On February 17, 2000, the subsidiary bank received the settlement from Cincinnati Insurance Company in the amount of $6,235,000, bringing the matter to a conclusion.

         The Bank is subject to legal proceedings and claims that arise in the ordinary course of business. Although management of the Corporation cannot predict the ultimate outcome of such matters, it believes that the ultimate resolution of these matters will not have a material adverse effect on the Corporation, the Bank, or the Corporation's financial position, liquidity, and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the fourth quarter of 1999.



SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS

         The following table sets forth information regarding the executive officers:

         Name                 Age      Position
         ----                 ---      --------
         Tony J. Sorcic       46       President & Chief Executive Officer
         James B. Miller      44       Executive Vice-President

         Tony J. Sorcic has been President and Chief Executive Officer of PNBC since January, 1997, and first became a director of PNBC in 1986. He joined Citizens Bank in 1981 as Assistant Vice-President of Operations and became Executive Vice-President in 1986. Mr. Sorcic was named President in 1995.

         James B. Miller joined Citizens Bank in 1979 as an agricultural loan officer and has been the Executive Vice-President of PNBC since 1996. Mr. Miller currently is the Executive Vice-President and Commercial Banking Manager of Citizens Bank.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Since May 15, 1992, PNBC's Common Stock has been listed on The NASDAQ Stock Market under the symbol PNBC.

         The table below indicates the high and low bid prices, and the dividends declared per share for the Common Stock during the periods indicated. The prices shown reflect interdealer prices and include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                       Cash
                            Prices                  Dividends
                    High               Low           Declared
                    ----               ---           --------

1999
-----------------

First Quarter      17.75            $16.38          $   .09
Second Quarter     17.38             14.63              .09
Third Quarter      15.38             10.75              .09
Fourth Quarter     13.13             10.75              .08


1998
-----------------

First Quarter     $20.50            $15.25          $   .08
Second Quarter     22.50             17.50              .08
Third Quarter      21.00             16.50              .08
Fourth Quarter     17.75             16.00              .07


         On March 16, 2000, PNBC had 588 holders of record of its Common Stock.

         The holders of the Common Stock are entitled to receive such dividends as are declared by the Board of Directors of PNBC, which considers payment of dividends quarterly. The ability of PNBC to pay dividends is dependent upon its receipt of dividends from the Bank. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt servicing requirements, financial ratio guidelines established by the Board, the financial condition of PNBC, and other relevant factors. The Bank's ability to pay dividends to PNBC is subject to regulatory restrictions set forth under "Item 1. Business - Supervision and Regulation" which is incorporated herein by reference.

         PNBC has paid regular cash dividends on the Common Stock since it commenced operations in 1982. PNBC currently anticipates that cash dividends comparable to those that have been paid in the past will continue to be paid in the future. There can be no assurance, however, that any such dividends will be paid by PNBC or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of PNBC and the Bank, as well as the general economic conditions and other relevant factors affecting PNBC and the Bank. Information concerning the Bank analysis of financial condition is set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         Information regarding the Corporation's selected financial data is included on page 35 of the Corporation's Annual Report, which information is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information regarding the Corporation's management's discussion and analysis of financial condition and results of operations is included on pages 24-33 in the Corporation's Annual Report, which information is incorporated by reference herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 305 of Regulation S-K is contained in the Corporation's Annual Report on pages 31 and 32, under the heading "Asset Liability Management," which information is incorporated herein by reference.

         Additionally, as mentioned in the section referred to above, the Corporation performs an interest rate risk analysis on a quarterly basis applying an immediate shift in interest rates of +200 basis points and -200 basis points to determine the impact on net interest income and net income. As of December 31, 1999, if interest rates were to increase 200 basis points, net interest income would decrease approximately $259,000 (or 1.6%) and net income would decrease approximately $179,000 (or 4.6%). However, if interest rates were to decrease 200 basis points, net interest income would increase approximately $259,000 (or 1.6%) and net income would increase approximately $179,000 (or 4.6%).

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information regarding the Corporation's consolidated financial statements and supplementary data is included on pages 9-23 in the Corporation's Annual Report, which information is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information regarding executive officers of the Corporation is included as a Supplementary Item at the end of Part I of this Form 10-K.

         Information regarding executive officers and directors of the Corporation is included in the Proxy Statement under the caption "Proposal 1-Election of Directors," which information is incorporated by reference herein.

         Information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Compliance Reporting," which information is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation is included in the Proxy Statement under the captions "Proposal 1-Election of Directors--Board of Directors Meetings and Committees" and "Executive Compensation -- Summary; -- Summary Compensation Table; and Employment Agreements," which information is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership is included in the Proxy Statement under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners," which information is incorporated by reference herein.

         Neither the Corporation nor the Bank is aware of any arrangements, including any pledge by any person of securities of the Corporation or the Bank, the operation of which may at a subsequent date result in a change in control of the Corporation or Bank.

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

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following is a list of the Financial Statements included in Part II, Item 8 of this report:

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 31, 1999 and 1998

                  Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998, and 1997.

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

                  Notes to Consolidated Financial Statements.


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


(b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Corporation for the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PRINCETON NATIONAL BANCORP, INC.

                                        By: /s/ Tony J. Sorcic
                                            ---------------------------------
                                                    Tony J. Sorcic
                                        President and Chief Executive Officer
                                        Date:  March 27, 2000

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


    Signature                                     Title                                   Date
    ---------                                     -----                                   ----

/s/ Tony J. Sorcic                   President and Chief Executive                   March 27, 2000
---------------------------------    Officer and Director
Tony J. Sorcic                       (Principal Executive Officer)

/s/ Todd D. Fanning                  Chief Financial Officer
---------------------------------    (Principal Accounting and Financial Officer)
Todd D. Fanning

                                     Chairman of the Board                           March 27, 2000
---------------------------------
Thomas R. Lasier

/s/Don S. Browning                   Director
---------------------------------
Don S. Browning

                                     Director                                        March 27, 2000
---------------------------------
John R. Ernat

/s/ Donald E. Grubb                  Director
---------------------------------
Donald E. Grubb

/s/ Dr. Harold C. Hutchinson, Jr.    Director
---------------------------------
Dr. Harold C. Hutchinson, Jr.

/s/ Thomas M. Longman                Director
---------------------------------
Thomas M. Longman

/s/ Stephen W. Samet                 Director
---------------------------------
Stephen W. Samet

                                     Director                                        March 27, 2000
---------------------------------
Ervin I. Pietsch

/s/ Craig O. Wesner                  Director
---------------------------------
Craig O. Wesner

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                           EXHIBIT
------                           -------


3.1 Amended and Restated Certificate of Incorporation of Princeton National Bancorp, Inc. ("PNBC") (incorporated by reference to Exhibit 3.1 to the PNBC Registration Statement on Form S-1 (Registration No. 33-46362) (the "S-1 Registration Statement")).

3.2      By-Laws of PNBC (as amended and restated January 17, 2000).

10.1* Employment Agreement, dated as of February 22, 1999, between PNBC and James B. Miller.

10.2* Employment Agreement, dated as of October 16, 1995, between PNBC and Tony J. Sorcic (incorporated by reference to Exhibit 10.1 to the 1995 Form 10-K).

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

13       1999 Annual Report to Shareholders

21       Subsidiaries of PNBC.

23       Consent of KPMG LLP.

27       Financial Data Schedule.


         * Management contract or compensatory plan.