Form 10-Q
period 2000-03-31
PRINCETON NATIONAL BANCORP INC
filed 2000-05-15
CIK 707855

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000


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

                                Yes     __X__         No  _____

    As of May 5, 2000, the registrant had outstanding 3,485,209 shares of its $5 par value common stock.





                               Page 1 of 15 pages

                          Part I: FINANCIAL INFORMATION

    The unaudited consolidated financial statements of Princeton National Bancorp, Inc. and Subsidiary and management's discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

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

              27 - Financial Data Schedule for the period ended March 31, 2000


        (b) A Form 8-K was filed by the Corporation on February 23, 2000 announcing the Corporation's receipt of the settlement from the litigation with Cincinnati Insurance Company.

        (b) A Form 8-K was filed by the Corporation on March 3, 2000 with respect to the implementation of a stock repurchase program whereby the Corporation may purchase up to 5% of its outstanding shares of common stock.


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PRINCETON NATIONAL BANCORP, INC.


Date:  May 12, 2000               By /s/ Tony J. Sorcic
                                  ---------------------
                                  Tony J. Sorcic
                                  President & Chief Executive Officer


Date:  May 12, 2000               By /s/ Todd D. Fanning
                                  ----------------------
                                  Todd D. Fanning
                                  Chief Financial Officer

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 1
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                     MARCH 31,           December 31,
                                                                       2000                  1999
                                                                    ------------         ------------
ASSETS
Cash and due from banks                                             $     12,113         $     19,325
Federal funds sold                                                         6,050                7,900
Loans held for sale, at lower of cost or market                            4,952                8,646
Investment securities:
      Available-for-sale, at fair value                                   98,862              100,043
      Held-to-maturity (fair value of $13,675 and $13,612 at
          March 31, 2000 and December 31, 1999, respectively)             14,009               13,923
                                                                    ------------         ------------
          Total investment securities                                    112,871              113,966
                                                                    ------------         ------------
Loans:
      Gross loans                                                        315,771              308,356
      Less: Unearned interest                                                 (6)                  (9)
          Allowance for loan losses                                       (2,416)              (1,950)
                                                                    ------------         ------------
          Net loans                                                      313,349              306,397
                                                                    ------------         ------------

Premises and equipment, net of accumulated depreciation                   12,078               12,127
Interest receivable                                                        5,099                5,799
Goodwill and intangible assets, net of accumulated amortization            4,470                4,600
Other assets                                                               4,247                4,060
                                                                    ------------         ------------
        TOTAL ASSETS                                                $    475,229         $    482,820
                                                                    ============         ============

LIABILITIES
Deposits:
     Demand                                                         $     45,784         $     45,514
     Interest-bearing demand                                              89,917               93,521
     Savings                                                              54,260               52,277
     Time                                                                207,271              213,496
                                                                    ------------         ------------
            Total deposits                                               397,232              404,808

Borrowings:
     Customer repurchase agreements                                       12,278               15,663
     Advances from Federal Home Loan Bank                                 13,120               13,320
     Interest-bearing demand notes issued to the U.S. Treasury             1,199                2,366
     Notes payable                                                         2,100                2,150
                                                                    ------------         ------------
            Total borrowings                                              28,697               33,499

Other liabilities                                                          5,889                3,567
                                                                    ------------         ------------
       TOTAL LIABILITIES                                                 431,818              441,874
                                                                    ------------         ------------

STOCKHOLDERS' EQUITY
Common stock:  $5 par value, 7,000,000 shares
     authorized; 4,139,841 issued and outstanding                         20,699               20,699
Surplus                                                                    6,338                6,335
Retained earnings                                                         26,241               22,118
Accumulated other comprehensive loss, net of tax                            (707)              (1,031)
Less: Cost of 654,632 treasury shares at March 31, 2000
     and 472,112 treasury shares at December 31, 1999                     (9,160)              (7,175)
                                                                    ------------         ------------
       TOTAL STOCKHOLDERS' EQUITY                                         43,411               40,946
                                                                    ------------         ------------
       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                     $    475,229         $    482,820
                                                                    ============         ============

           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY       Schedule 2
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       For the Three Months
                                                                          Ended March 31
                                                                     2000                1999
                                                                  -----------         ----------
INTEREST INCOME:
     Interest and fees on loans                                   $     6,815         $    6,011
     Interest and dividends on investment securities                    1,609              1,852
     Interest on short-term funds                                          35                119
                                                                  -----------         ----------
            Total interest income                                       8,459              7,982

INTEREST EXPENSE:
     Interest on deposits                                               3,573              3,600
     Interest on borrowings                                               414                295
                                                                  -----------         ----------
            Total interest expense                                      3,987              3,895
                                                                  -----------         ----------

NET INTEREST INCOME                                                     4,472              4,087
Provision for loan losses                                                 515                 10
                                                                  -----------         ----------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                    3,957              4,077

NON-INTEREST INCOME:
     Trust & farm management fees                                         303                345
     Service charges on deposit accounts                                  423                364
     Other service charges                                                201                156
     Loss on sale of loans                                               (259)                 0
     Gain (loss) on sales of securities available-for-sale                (86)                11
     Loan servicing fees and other charges                                 21                 83
     Settlement of trust litigation                                     6,235                  0
     Other operating income                                               168                 69
                                                                  -----------         ----------
            Total non-interest income                                   7,006              1,028

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                     2,033              1,888
     Occupancy                                                            249                263
     Equipment expense                                                    323                291
     FDIC/OCC assessments                                                  47                 48
     Goodwill and intangible assets amortization                          108                117
     Data processing                                                      143                131
     Other operating expense                                            1,004                841
                                                                  -----------         ----------
            Total non-interest expense                                  3,907              3,579
                                                                  -----------         ----------

INCOME BEFORE INCOME TAXES                                              7,056              1,526
Income tax expense                                                      2,604                391
                                                                  -----------         ----------

NET INCOME                                                        $     4,452         $    1,135
                                                                  ===========         ==========


NET INCOME PER SHARE:
     Basic                                                               1.23               0.30
     Diluted                                                             1.22               0.30

Basic weighted average shares outstanding                           3,618,140          3,819,030
Diluted weighted average shares outstanding                         3,652,590          3,831,980

Dividends per share                                                      0.09               0.08



           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 2
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      For the Three Months
                                                                                          Ended March 31
                                                                                     2000                1999
                                                                                 ------------        ------------
Net Income                                                                       $      4,452        $      1,135

  Other comprehensive income (loss), net of tax

          Unrealized holding gain (loss) arising during the period                        291                (294)
           Less:  Reclassification adjustment for realized gains (losses)
                        included in net income                                             33                  (7)
                                                                                 ------------        ------------

  Other comprehensive income (loss)                                                       324                (301)
                                                                                 ------------        ------------

Comprehensive income                                                             $      4,776        $        834
                                                                                 ============        ============



































           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 3
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                              For the Three Months
                                                                  Ended March 31
                                                              2000             1999
                                                          ------------     ------------
                                                                  (IN THOUSANDS)
Balance, January 1                                        $     40,946     $     42,606

     Net income                                                  4,452            1,135
     Cash dividends                                               (330)            (306)
     Other comprehensive income (loss), net of tax                 324             (301)
     Purchases of treasury stock                                (1,990)            (486)
     Sales of treasury stock                                         9               11
                                                          ------------     ------------

Balance, March 31                                         $     43,411     $     42,659
                                                          ============     ============




































           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      For the Three Months
                                                                                         Ended March 31
     (IN THOUSANDS)                                                                 2000                  1999
                                                                                 ------------         ------------
OPERATING ACTIVITIES:
     Net income                                                                  $      4,452         $      1,135
     Adjustments to reconcile net income to
          net cash provided by operating activities:
              Depreciation                                                                393                  284
              Provision for loan losses                                                   515                   10
              Amortization of goodwill and other intangible assets                        108                  117
              Amortization of premiums on investment
                 securities, net of accretion                                              36                  129
              Loss (gain) on sales of securities, net                                      86                  (11)
              Loans originated for sale                                                (1,353)              (5,719)
              Proceeds from sales of loans originated for sale                          5,047                5,824
              Decrease in interest payable                                                (97)                (102)
              Decrease in interest receivable                                             700                1,220
              Increase in other assets                                                   (257)                 (43)
              Increase in other liabilities                                             2,176                  412
                                                                                 ------------         ------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                              11,806                3,256
                                                                                 ------------         ------------

INVESTING ACTIVITIES:
     Proceeds from sales of investment securities available-for-sale                    1,007                  985
     Proceeds from maturities of investment securities available-for-sale              12,115               10,016
     Purchase of investment securities available-for-sale                             (11,498)             (16,153)
     Proceeds from maturities of investment securities held-to-maturity                   867                7,760
     Purchase of investment securities held-to-maturity                                  (951)              (8,545)
     Proceeds from sales of other real estate owned                                        92                    0
     Net increase in loans                                                             (7,467)              (7,000)
     Purchases of premises and equipment                                                 (344)                (681)
                                                                                 ------------         ------------
                NET CASH USED FOR INVESTING ACTIVITIES                                 (6,179)             (13,618)
                                                                                 ------------         ------------

FINANCING ACTIVITIES:
     Net decrease in deposits                                                          (7,576)             (21,101)
     Net decrease in borrowings                                                        (4,802)                 (81)
     Dividends paid                                                                      (330)                (306)
     Purchase of treasury stock                                                        (1,990)                (486)
     Sales of treasury stock                                                                9                   11
                                                                                 ------------         ------------
                NET CASH USED FOR FINANCING ACTIVITIES                                (14,689)             (21,963)
                                                                                 ------------         ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                  (9,062)             (32,325)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       27,225               54,133
                                                                                 ------------         ------------

CASH AND CASH EQUIVALENTS AT MARCH 31                                            $     18,163         $     21,808
                                                                                 ============         ============
------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
              Cash paid during the period for:
                    Interest                                                     $      4,084         $      3,793
                    Income taxes                                                 $        500         $        175

Supplemental disclosures of non-cash flow activities:
              Loans transferred to other real estate owned                       $         29         $         74


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 5



                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                    Note to Consolidated Financial Statements
                                   (Unaudited)



The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by generally accepted accounting principles for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the consolidated financial statements and notes included in the Registrant's 1999 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

                                                                      Schedule 6
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
                                   (UNAUDITED)

         The following discussion provides information about Princeton National Bancorp, Inc.'s ("PNB" or the "Corporation") financial condition and results of operations for the quarter ended March 31, 2000. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words "believes", "expects", "anticipates", "estimates", or similar expressions. PNB cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.


RESULTS OF OPERATIONS

         During the first quarter, PNB's subsidiary bank received $6,234,888, representing the settlement proceeds from the lawsuit against Cincinnati Insurance Company stemming from the 1995 Trust Department issue. Net income for the first quarter of 2000 was $4,452,000, or basic and diluted earnings per share of $1.23 and $1.22, respectively, compared to net income of $1,135,000 in the first quarter of 1999, or basic and diluted earnings per share of $0.30. Annualized return on average assets and return on average equity were 3.75% and 42.96%, respectively, for the first quarter of 2000, compared with 0.99% and 10.84% for the first quarter of 1999.

         As interest rates continued to rise in the first quarter of 2000, PNB's subsidiary bank restructured a portion of the investment portfolio by selling securities with lower interest rates and replacing them with higher-yielding securities. The losses from these sales totaled $86,061, but the Corporation believes the restructuring will have a positive future impact on net interest income. Additionally, the subsidiary bank sold loans in the held-for-sale portfolio that had interest rates below current market value. The loss from this sale was $258,892, but with commercial loan demand being very strong, the Corporation believes these funds can be loaned to customers at higher interest rates again having a positive future impact on net interest income.

         Net interest income before provision for loan losses was $4,472,000 for the first quarter of 2000, compared to $4,087,000 for the first quarter of 1999 (an increase of $385,000 or 9.4%). This increase is primarily a result of an increase in average interest- earning assets to $437.9 million (including a $43.8 million increase in loans) for the three months ended March 31, 2000 from $428.4 million for the same time period in 1999. Because of the change in the mix of assets, from investments to loans, the net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 4.10% for the first quarter of 1999 to 4.34% for the first quarter of 2000.

         PNB recorded a loan loss provision of $515,000 in the first quarter of 2000 compared to $10,000 in the first quarter of 1999, and $266,000 in the fourth quarter of 1999. There continues to be uncertainty regarding government assistance for the agricultural customers as well as the direction of, and continued, depressed commodity prices. The subsidiary bank also has seen an increase in carryover debt with regard to its agricultural customers. These factors, coupled with the continued loan growth, have led to the subsidiary bank increasing the provision for loan losses.

         Non-interest income totaled $7,006,000 for the first quarter of 2000, as compared to $1,028,000 during the first quarter of 1999. After offsetting the loss on sale of loans of $259,000 in 2000, and the loss on sales of securities of $86,000, and excluding the settlement from trust litigation, non-interest income increased by $88,000, or 8.6%. The largest increases were in service charges on deposit accounts, which have increased as the number of deposit accounts has grown (increase of $59,000 or 16.2%), and in other service charges (increase of $45,000 or 28.9%) most notably due to an increase in fee income from PrimeVest operations.

         Non-interest expenses for the first quarter of 2000 were $3,907,000, an increase of $328,000 (or 9.2%) from $3,579,000 in the first quarter of 1999, but below budgeted levels. The most notable increases were in salaries/employee benefits (increase of $145,000 or 7.7%) and other operating expenses (increase of $163,000 or 19.4%). One of the contributing factors to the salaries increase is the addition of another PrimeVest investment executive and the overall increase in PrimeVest operations. Several smaller items comprise other operating expense and have individually experienced small general increases.


EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding which were 3,618,140 and 3,819,030 for the three months ended March 31, 2000 and 1999, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of basic shares plus potential common stock. This total was 3,652,590 for the quarter ended March 31, 2000 and 3,831,980 for the quarter ended March 31, 1999.

ANALYSIS OF FINANCIAL CONDITION

         Total assets at March 31, 2000 decreased to $475,229,000 from $482,820,000 at December 31, 1999 (decrease of $7.6 million or 1.6%). This decrease is attributable mainly to seasonal deposit growth at the end of 1999 followed by a normal drop in the first three months of the year. In comparing total deposits for the first three months of 2000 to the first three months of 1999, two categories had decreasing balances: time deposits (decrease of $6.2 million or 2.9%) and interest-bearing demand deposits (decrease of $3.6 million or 3.9%) ; and two categories had increasing balances: savings deposits (increase of $2.0 million or 3.8%) and demand deposits (increase of $0.3 million or 0.6%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan deposits, and Federal Home Loan Bank advances, decreased from $33,499,000 at December 31, 1999 to $28,697,000 at March 31, 2000
(decrease of $4.8 million or 14.3%). This decrease is attributable to a decrease in customer repurchase agreements consistent with the aforementioned decrease in deposits. The investment balances totaled $112,871,000 at March 31, 2000, compared to $113,966,000 at December 31, 1999 (a decrease of $1.1 million or 1.0%).

         Continued strong demand has caused loans to increase during the first three months of 2000. Loan balances, net of unearned interest, increased to $320,717,000 at March 31, 2000, compared to $316,993,000 at December 31, 1999
(an increase of $3.7 million or 1.2%). Not including loans held for sale, there was a net increase in loans of $7.6 million, or 2.4%. Non-performing loans totaled $1,496,000 or 0.47% of net loans at March 31, 2000, as compared to $1,385,000 or 0.44% of net loans at December 31, 1999.

         For three months ended March 31, 2000, the subsidiary bank charged off $128,000 of loans and had recoveries of $79,000, compared to charge-offs of $91,000 and recoveries of $84,000 during the three months ended March 31, 1999. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At March 31, 2000, the allowance was $2,416,000 which is 161.5% of non-performing loans, compared with $1,950,000 or 140.8% of non-performing loans at December 31, 1999.

         At March 31, 2000, impaired loans totaled $806,000 (compared to $820,000 at March 31, 1999 and $845,000 at December 31, 1999), all of which related to impaired loans which do not have a specific allowance as the carrying value of the loans is less than the discounted present value of expected future cash flows or collateral value. Interest recognized on impaired loans (during both periods that they were impaired) is not considered material. Loans 90 days or more past due and still accruing interest at March 31, 2000 were $9,000, compared to $111,000 at December 31, 1999.

CAPITAL RESOURCES

         Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At March 31, 2000, total risk-based capital was 12.51%, compared to 12.31% at December 31, 1999. The Tier 1 capital ratio increased from 8.21% at December 31, 1999, to 8.46% at March 31, 2000. Total stockholders' equity to total assets at March 31, 2000 increased to 9.13% from 8.48% at December 31, 1999.

         The Board of Directors announced on February 29, 2000 another stock repurchase program would be implemented whereby up to 5% of its outstanding shares might be repurchased in the open market. The program was completed on March 8, 2000, with the Corporation having purchased 183,386 shares at an average cost of $10.85, which is approximately 11% below book value.


LIQUIDITY

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from the repayment of loans is also considered a liquidity source. Cash flows used by investing and financing activities, offset by those provided by operating activities, resulted in a net decrease in cash and cash equivalents of $9,062,000 from December 31, 1999 to March 31, 2000. This usage was due to net decreases in deposits and borrowings, as well as a net increase in loans, offset by the trust litigation settlement proceeds and proceeds from the sale of loans. For more detailed cash flow information, see PNB's Consolidated Statements of Cash Flows.


CURRENT EVENTS

         Work has begun on the subsidiary bank's new facility in Huntley, Illinois. The facility is adjacent to the new Dell Webb community being constructed in Huntley. It is anticipated the office will be completed in August of this year.

         The Corporation announced at the Annual Meeting of Shareholders on April 11, 2000, a dividend reinvestment plan would be implemented on May 1, 2000, to provide an added convenience to our shareholders as requested.


IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities.

         In June 1999, the FASB issued Statement 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133" (FAS 137). FAS 137 defers the effective date to no later than January 1, 2001. Management, at this time, does not anticipate the adoption of this statement will have a material effect on the financial statements of the Corporation.


LEGAL PROCEEDINGS

         There are various claims pending against PNB's subsidiary bank, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to PNB's financial condition.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in market risk since December 31, 1999, as reported in PNB's Annual Report on Form 10-K.


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

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED AVERAGE BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                             For the Three Months
                                                                                 Ended March 31
                                                                           2000                 1999
                                                                       ------------         ------------
ASSETS
Cash and due from banks                                                $     16,531         $     19,766
Federal funds sold                                                            2,939                9,430
Loans held for sale, at lower of cost or market                               7,579                5,279
Investment securities:
      Available-for-sale                                                    100,305              113,810
      Held-to-maturity                                                       13,550               21,836
                                                                       ------------         ------------

          Total investment securities                                       113,855              135,646
Loans:
      Gross loans                                                           312,882              271,892
      Less: Unearned interest                                                    (7)                 (36)
          Allowance for possible loan losses                                 (2,206)              (1,809)
                                                                       ------------         ------------
          Net loans                                                         310,669              270,047

Premises and equipment                                                       12,106               10,888
Interest receivable                                                           5,126                4,860
Goodwill and intangible assets, net of accumulated amortization               4,538                4,972
Other assets                                                                  4,265                3,688
                                                                       ------------         ------------
        TOTAL ASSETS                                                   $    477,608         $    464,576
                                                                       ============         ============

LIABILITIES
Deposits:
     Demand                                                                  43,624               39,951
     Interest-bearing demand                                                 91,807               92,122
     Savings                                                                 52,952               55,286
     Time                                                                   211,573              205,475
                                                                       ------------         ------------
            Total deposits                                                  399,956              392,834

Borrowings:
     Customer repurchase agreements                                          12,966               13,344
     Advances from Federal Home Loan Bank                                    13,256                9,084
     Federal funds purchased                                                    366                  184
     Int.-bearing demand notes issued to the U.S. Treasury                    1,202                  704
     Notes payable                                                            2,101                1,160
                                                                       ------------         ------------
            Total borrowings                                                 29,891               24,476

Other liabilities                                                             5,695                4,820
                                                                       ------------         ------------
       TOTAL LIABILITIES                                                    435,542              422,130

STOCKHOLDERS' EQUITY
Common stock                                                                 20,699               20,699
Surplus                                                                       6,336                6,307
Retained earnings                                                            24,125               19,824
Accumulated other comprehensive income, net of tax                           (1,022)                 723
Less: Treasury stock                                                         (8,072)              (5,107)
                                                                       ------------         ------------

       TOTAL STOCKHOLDERS' EQUITY                                            42,066               42,446
                                                                       ------------         ------------
       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                        $    477,608         $    464,576
                                                                       ============         ============


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS