Form 10-Q
period 2000-06-30
PRINCETON NATIONAL BANCORP INC
filed 2000-08-11
CIK 707855

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000


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

                              Yes __X__   No _____


         As of July 31, 2000, the registrant had outstanding 3,486,550 shares of its $5 par value common stock.


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

      The Annual Meeting of Shareholders of Princeton National Bancorp, Inc. was held on April 11, 2000, for the purpose of electing three directors each to serve for a term of three years. Proxies for the meeting were solicited by Management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to Management's solicitation.

      All three of Management's nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

                          Shares
                           Voted             Shares
                           "For"           "Withheld"          Abstain
                        ------------     --------------     -------------

John R. Ernat             2,632,945           38,076           343,148
Thomas M. Longman         2,636,355           34,666           343,148
Tony J. Sorcic            2,640,946           30,075           343,148


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits:

          27 - Financial Data Schedule for the period ended June 30, 2000

     (b) No reports on Form 8-K were filed by the Corporation for the quarter ending June 30, 2000.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRINCETON NATIONAL BANCORP, INC.


Date: August 9, 2000                   By  /s/ Tony J. Sorcic
                                           -------------------------------------
                                           Tony J. Sorcic
                                           President & Chief Executive Officer


Date: August 9, 2000                   By  /s/ Todd D. Fanning
                                           -------------------------------------
                                           Todd D. Fanning
                                           Chief Financial Officer

                PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY       Schedule 1
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                     JUNE 30,       December 31,
                                                                       2000             1999
                                                                   ------------     ------------
ASSETS
Cash and due from banks                                            $     12,045     $     19,325
Federal funds sold                                                            0            7,900
Loans held for sale, at lower of cost or market                           4,850            8,646
Investment securities:
      Available-for-sale, at fair value                                 102,335          100,043
      Held-to-maturity (fair value of $15,011 and $13,612 at
          June 30, 2000 and December 31, 1999, respectively)             15,320           13,923
                                                                   ------------     ------------
          Total investment securities                                   117,655          113,966
                                                                   ------------     ------------
Loans:
      Gross loans                                                       324,328          308,356
      Less: Unearned interest                                                (4)              (9)
                Allowance for loan losses                                (2,551)          (1,950)
                                                                   ------------     ------------
          Net loans                                                     321,773          306,397
                                                                   ------------     ------------

Premises and equipment, net of accumulated depreciation                  12,218           12,127
Interest receivable                                                       5,329            5,799
Goodwill and intangible assets, net of accumulated amortization           4,339            4,600
Other assets                                                              4,637            4,060
                                                                   ------------     ------------

        TOTAL ASSETS                                               $    482,846     $    482,820
                                                                   ============     ============

LIABILITIES
Deposits:
     Demand                                                        $     42,509     $     45,514
     Interest-bearing demand                                             89,746           93,521
     Savings                                                             51,190           52,277
     Time                                                               213,845          213,496
                                                                   ------------     ------------
            Total deposits                                              397,290          404,808

Borrowings:
     Customer repurchase agreements                                      17,700           15,663
     Advances from Federal Home Loan Bank                                12,920           13,320
     Federal funds purchased                                              2,000                0
     Interest-bearing demand notes issued to the U.S. Treasury            2,404            2,366
     Notes payable                                                        2,050            2,150
                                                                   ------------     ------------
            Total borrowings                                             37,074           33,499

Other liabilities                                                         4,349            3,567
                                                                   ------------     ------------
       TOTAL LIABILITIES                                                438,713          441,874
                                                                   ------------     ------------

STOCKHOLDERS' EQUITY
Common stock:  $5 par value, 7,000,000 shares
     authorized; 4,139,841 issued                                        20,699           20,699
Surplus                                                                   6,345            6,335
Retained earnings                                                        27,033           22,118
Accumulated other comprehensive loss, net of tax                           (793)          (1,031)
Less: Cost of 653,291 treasury shares at June 30, 2000
     and 472,112 treasury shares at December 31, 1999                    (9,151)          (7,175)
                                                                   ------------     ------------
       TOTAL STOCKHOLDERS' EQUITY                                        44,133           40,946
                                                                   ------------     ------------
       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                    $    482,846     $    482,820
                                                                   ============     ============

           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                  PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY     Schedule 2
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  For the Three Months             For the Six Months
                                                                     Ended June 30                    Ended June 30
                                                                  2000            1999            2000             1999
                                                              ------------    ------------    ------------     ------------
                                                                                                                           c
INTEREST INCOME:
     Interest and fees on loans                               $      7,094    $      6,058    $     13,909     $     12,069
     Interest and dividends on investment securities                 1,665           1,779           3,274            3,631
     Interest on short-term funds                                       49              61              84              180
                                                              ------------    ------------    ------------     ------------
            Total interest income                                    8,808           7,898          17,267           15,880

INTEREST EXPENSE:
     Interest on deposits                                            3,720           3,450           7,293            7,050
     Interest on borrowings                                            444             311             858              606
                                                              ------------    ------------    ------------     ------------
            Total interest expense                                   4,164           3,761           8,151            7,656
                                                              ------------    ------------    ------------     ------------
NET INTEREST INCOME                                                  4,644           4,137           9,116            8,224
Provision for loan losses                                              205             175             720              185
                                                              ------------    ------------    ------------     ------------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                 4,439           3,962           8,396            8,039

NON-INTEREST INCOME:
     Trust & farm management fees                                      308             275             612              620
     Service charges on deposit accounts                               468             401             891              765
     Other service charges                                             228             189             429              345
     Loss on sale of loans                                               0               0            (259)               0
     Gain (loss) on sales of securities available-for-sale               0               8             (86)              19
     Loan servicing fees and other charges                              23              56              44              139
     Settlement of trust litigation                                      0               0           6,235                0
     Other operating income                                             64              53             232              122
                                                              ------------    ------------    ------------     ------------
            Total non-interest income                                1,091             982           8,098            2,010

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                  2,185           1,981           4,218            3,869
     Occupancy                                                         254             256             503              519
     Equipment expense                                                 308             294             631              585
     FDIC/OCC assessments                                               47              48              94               96
     Goodwill and intangible assets amortization                       109             114             217              231
     Data processing                                                   148             137             291              268
     Other operating expense                                           902             843           1,906            1,684
                                                              ------------    ------------    ------------     ------------
            Total non-interest expense                               3,953           3,673           7,860            7,252
                                                              ------------    ------------    ------------     ------------

INCOME BEFORE INCOME TAXES                                           1,577           1,271           8,634            2,797
Income tax expense                                                     454             300           3,058              691
                                                              ------------    ------------    ------------     ------------

NET INCOME                                                    $      1,123    $        971    $      5,576     $      2,106
                                                              ============    ============    ============     ============


NET INCOME PER SHARE:
     Basic                                                            0.32            0.26            1.57             0.55
     Diluted                                                          0.32            0.26            1.55             0.55

Basic weighted average shares outstanding                        3,485,224       3,785,317       3,551,682        3,802,080
Diluted weighted average shares outstanding                      3,519,674       3,798,267       3,586,132        3,815,030

Dividends per share                                                  0.095           0.090           0.185            0.170


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 2
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              For the Three Months          For the Six Months
                                                                                 Ended June 30                 Ended June 30
                                                                              2000           1999           2000          1999
                                                                           ----------     ----------     ----------    ----------
Net Income                                                                 $    1,123     $      971     $    5,576    $    2,106

  Other comprehensive income (loss), net of tax

          Unrealized holding (loss) gain arising during the period                (86)          (956)           181        (1,249)
           Less: Reclassification adjustment for realized (losses) gains
                         included in net income                                     0             (5)            56           (13)
                                                                           ----------     ----------     ----------    ----------

  Other comprehensive income (loss)                                               (86)          (961)           237        (1,262)
                                                                           ----------     ----------     ----------    ----------

Comprehensive income                                                       $    1,037     $       10     $    5,813    $      844
                                                                           ==========     ==========     ==========    ==========


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 3
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                           For the Three Months
                                                               Ended June 30
                                                          2000               1999
                                                       ----------         ----------
                                                              (IN THOUSANDS)
Balance, January 1                                     $   40,946         $   42,606

     Net income                                             5,576              2,106
     Cash dividends                                          (661)              (648)
     Other comprehensive income (loss), net of tax            237             (1,262)
     Purchases of treasury stock                           (1,990)              (848)
     Sales of treasury stock                                   25                 22
                                                       ----------         ----------

Balance, June 30                                       $   44,133         $   41,976
                                                       ==========         ==========


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                  PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY     Schedule 4
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For the Six Months
                                                                                    Ended June 30
      (IN THOUSANDS)                                                            2000            1999
                                                                             -----------     -----------
OPERATING ACTIVITIES:
     Net income                                                              $     5,576     $     2,106
     Adjustments to reconcile net income to
          net cash provided by operating activities:
              Depreciation                                                           579             562
              Provision for loan losses                                              720             185
              Amortization of goodwill and intangible assets                         217             231
              Amortization of premiums on investment
                 securities, net of accretion                                         47              69
              Loss (gain) on sales of securities, net                                 86             (19)
              Loans originated for sale                                           (2,464)         (9,637)
              Proceeds from sales of loans originated for sale                     6,260           7,751
              Increase (decrease) in interest payable                                 35            (103)
              Decrease in interest receivable                                        470             814
              Increase in other assets                                              (654)           (769)
              Increase in other liabilities                                          557              17
                                                                             -----------     -----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                         11,429           1,207
                                                                             -----------     -----------
INVESTING ACTIVITIES:
     Proceeds from sales of investment securities available-for-sale               1,007           2,990
     Proceeds from maturities of investment securities available-for-sale         18,787          19,213
     Purchase of investment securities available-for-sale                        (21,790)        (24,051)
     Proceeds from maturities of investment securities held-to-maturity              864          14,355
     Purchase of investment securities held-to-maturity                           (2,263)        (11,071)
     Proceeds from sales of other real estate owned                                  121              32
     Net increase in loans                                                       (16,096)        (12,733)
     Purchases of premises and equipment                                            (670)         (1,146)
                                                                             -----------     -----------
                NET CASH USED FOR INVESTING ACTIVITIES                           (20,040)        (12,411)
                                                                             -----------     -----------
FINANCING ACTIVITIES:
     Net decrease in deposits                                                     (7,518)        (23,536)
     Net increase in borrowings                                                    3,575           8,484
     Dividends paid                                                                 (661)           (648)
     Purchase of treasury stock                                                   (1,990)           (848)
     Sales of treasury stock                                                          25              22
                                                                             -----------     -----------
                NET CASH USED FOR FINANCING ACTIVITIES                            (6,569)        (16,526)
                                                                             -----------     -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                            (15,180)        (27,730)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  27,225          54,133
                                                                             -----------     -----------
CASH AND CASH EQUIVALENTS AT JUNE 30                                         $    12,045     $    26,403
                                                                             ===========     ===========
--------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
              Cash paid during the period for:
                    Interest                                                 $     8,116     $     7,759
                    Income taxes                                             $     2,383     $     1,057

Supplemental disclosures of non-cash flow activities:
              Loans transferred to other real estate owned                   $        68     $       202


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

                                                                      Schedule 6

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000
                                   (UNAUDITED)

         The following discussion provides information about Princeton National Bancorp, Inc.'s ("PNB" or the "Corporation") financial condition and results of operations for the quarter and six months ended June 30, 2000. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words "believes", "expects", "anticipates", "estimates", or similar expressions. PNB cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.


RESULTS OF OPERATIONS

         Net income for the second quarter of 2000 was $1,123,000, or basic and diluted earnings per share of $0.32 as compared to net income of $971,000 in the second quarter of 1999, or basic and diluted earnings per share of $0.26. This represents an increase of $152,000 (15.7%) or $.06 per share (23.1%). For the first six months of 2000, net income was $5,576,000 , or diluted earnings per share of $1.55 (basic earnings per share of $1.57), compared to $2,106,000, or basic and diluted earnings per share of $0.55 in the first six months of 1999. The primary reason for the large increase in net income for the six-month period was due to PNB's subsidiary bank receiving $6,235,000 in the first quarter of 2000, representing the settlement proceeds from the lawsuit against Cincinnati Insurance Company stemming from the 1995 Trust Department issue. Annualized return on average assets and return on average equity were 0.94% and 10.45%, respectively, for the second quarter of 2000, compared with 0.85% and 9.20% for the second quarter of 1999. For the six-month periods, the annualized returns on average assets and average equity were 2.34% and 26.41%, respectively, for 2000, compared to 0.92% and 10.02% in 1999.

         Net interest income before provision for loan losses was $4,644,000 for the second quarter of 2000, compared to $4,137,000 for the second quarter of 1999 (an increase of $507,000 or 12.3%). Additionally, for the six-month periods, net interest income before provision for loan losses was $9,116,000 for 2000, as compared to $8,224,000 for 1999, representing an increase of $892,000 (or 10.9%). This increase is a result of an increase in average interest-earning assets from $426.2 million for the six months ended June 30, 1999, to $441.7 million for the six months ended June 30, 2000, as well as a change in the mix of assets from investments to loans. Specifically, the average balance of loans increased from $277.2 million for the six months ended June 30, 1999 to $321.3 million for the six months ended June 30, 2000, an increase of $44.1 million, while the average balance of investments decreased $19.3 million (from $133.9 million to $114.6 million) over the same period. Because of the change in mix, the net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 4.14% for the second quarter of 1999 to 4.40% for the second quarter of 2000. Additionally, the net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 4.10% for the first six months of 1999 to 4.36% for the first six months of 2000.

         The loan loss provision recorded by PNB was $205,000 in the second quarter of 2000 compared to $175,000 in the second quarter of 1999. This is a result of continued loan growth and is also determined by the risk characteristics of the loan portfolio. For the first six months of 2000, PNB has recorded $720,000 in loan loss provision compared to $185,000 for the same period in 1999. During the first quarter of 2000, the subsidiary bank had an increase in debt carryover from previous years with regard to its agricultural customers. Also, there was some uncertainty regarding government assistance for the agricultural customers as well as the direction of, and continued, depressed commodity prices These factors, coupled with the uncertainty of the weather and the previously mentioned loan growth, led to the subsidiary bank increasing the allowance for loan losses through the first five months of 2000. As of June 30, however, much of this uncertainty has been removed and it is anticipated that the loan loss provision will be lower in the last six months, compared to the first six months of 2000.

         Non-interest income totaled $1,091,000 for the second quarter of 2000, as compared to $982,000 during the second quarter of 1999, an increase of $109,000 (or 11.1%). For the first six months of 2000, non-interest income has increased to $8,098,000 from $2,010,000 in the first six months of 1999. Not considering non-recurring transactions from the first quarter of 2000 (loss on sale of loans of $259,000; loss on sales of securities of $86,000; settlement proceeds from trust litigation of $6,235,000), non-interest income has increased by $198,000, or 9.9%. The largest increases were in service charges on deposit accounts (increase of $126,000 or 16.52%), which have increased as the number of deposit accounts has grown, and in other service charges (increase of $84,000 or 24.4%) most notably due to an increase in fee income from Prime Vest brokerage services.

         Non-interest expenses for the second quarter of 2000 were $3,953,000, an increase of $280,000 (or 7.6%) from $3,673,000 in the second quarter of 1999. Year-to-date non-interest expenses for 2000 of $7,860,000 have increased $608,000 (or 8.4%) from the same period for 1999, but are below expected levels. The most notable increases were in salaries/employee benefits (increase of $349,000 or 9.0%) and other operating expenses (increase of $222,000 or 13.2%). One of the contributing factors to the salaries increase is the addition of another Prime Vest investment executive and the overall increase in Prime Vest sales. Several smaller items comprise the increase in other operating expense and have individually experienced small general increases.

INCOME PER SHARE

         Basic income per share is computed by dividing net income by the weighted average number of shares outstanding which were 3,485,224 and 3,785,317 for the quarters ending June 30, 2000 and 1999, respectively, and 3,551,682 and 3,802,080 for the six-month periods ending June 30, 2000 and 1999, respectively. Diluted income per share is computed by dividing net income by the weighted average number of basic shares plus potential common stock. This total was 3,519,674 and 3,798,267 for the quarters ending June 30, 2000 and 1999, respectively, and 3,586,132 and 3,815,030 for the six-month periods ending June 30, 2000 and 1999.


ANALYSIS OF FINANCIAL CONDITION

         Total assets at June 30, 2000 remained at $482,800,000. Total deposits have decreased by $7,518,000 from December 31, 1999 to June 30, 2000 (or 1.9%). This decrease is attributable mainly to seasonal deposit growth at the end of 1999 followed by a normal drop in the first part of the year. In comparing categories of deposits for the first six months of 2000 to the December 31, 1999, three categories had decreasing balances: demand deposits (decrease of $3.0 million or 6.6%), interest-bearing demand deposits (decrease of $3.8 million or 4.0%), and savings deposits (decrease of $1.1 million or 2.1%); while time deposits increased ($0.3 million or 0.2%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan deposits, Federal funds purchased, and Federal Home Loan Bank advances, increased from $33,499,000 at December 31, 1999 to $37,074,000 at June 30, 2000 (increase of
$3.6 million or 10.7%). This increase is attributable to an increase in customer repurchase agreements as well as Federal funds purchased. Investments totaled $117,655,000 at June 30, 2000, compared to $113,966,000 at December 31, 1999 (an increase of $3.7 million or 3.2%).

         Loan demand continued to be strong in the first six months of 2000, as loan balances, net of unearned interest, increased to $329,174,000 at June 30, 2000, compared to $316,993,000 at December 31, 1999 (an increase of $12.2 million or 3.8%). Not including loans held for sale, there was a net increase in loans of $16.0 million, or 5.2%. Non-performing loans totaled $1,372,000 or 0.42% of net loans at June 30, 2000, as compared to $1,385,000 or 0.44% of net loans at December 31, 1999.

         For six months ended June 30, 2000, the subsidiary bank charged off $295,000 of loans and had recoveries of $176,000, compared to charge-offs of $259,000 and recoveries of $154,000 during the six months ended June 30, 1999. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At June 30, 2000, the allowance was $2,551,000 which is 185.9% of non-performing loans and 0.77% of total loans, compared with $1,950,000 which is 140.8% of non-performing loans and 0.66% of total loans at December 31, 1999.

         At June 30, 2000, impaired loans totaled $760,000 compared to $845,000 at December 31, 1999, all of which related to impaired loans which do not have a specific allowance as the carrying value of the loans is less than the discounted present value of expected future cash flows or collateral value. Interest recognized on impaired loans (during both periods that they were impaired) is not considered material. Loans 90 days or more past due and still accruing interest at June 30, 2000 were $24,000, compared to $111,000 at December 31, 1999.


CAPITAL RESOURCES

         Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At June 30, 2000, total risk-based capital was 12.55%, compared to 12.31% at December 31, 1999. The Tier 1 capital ratio increased from 8.21% at December 31, 1999, to 8.55% at June 30, 2000. Total stockholders' equity to total assets at June 30, 2000 increased to 9.14% from 8.48% at December 31, 1999.

         During the first quarter of 2000, a stock repurchase program was completed with the Corporation having purchased 183,386 shares at an average cost of $10.85.


LIQUIDITY

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from the repayment of loans is also considered a liquidity source. Major uses of cash is the origination of loans and purchase of investment securities. Cash flows used by investing and financing activities, offset by those provided by operating activities, resulted in a net decrease in cash and cash equivalents of $15,180,000 from December 31, 1999 to June 30, 2000. This usage was due to net decreases in deposits, as well as a net increase in loans, offset by the trust litigation settlement proceeds and proceeds from the sale of loans. For more detailed cash flow information, see PNB's Consolidated Statements of Cash Flows.


CURRENT EVENTS

         Work continues on the subsidiary bank's new facility in Huntley, Illinois. The facility is adjacent to the new Dell Webb community being constructed in Huntley. It is anticipated the office will be completed in September of this year.

         The Corporation implemented a dividend reinvestment plan in May of this year, to provide an added convenience to our shareholders as requested.

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

         In June, 2000, the FASB issued Statement 138,"Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement 133" (FAS
138). FAS 138 is effective at the later of the first fiscal quarter beginning after June 15, 2000 of upon the adoption of FAS 133, and should be adopted concurrently with FAS 133. Management, at this time, does not anticipate the adoption of this statement will have a material effect on the financial statements of the Corporation


LEGAL PROCEEDINGS

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

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY



     The following table sets forth details of average balances, interest income, and expense, and resulting annualized rates for the Corporation for the periods indicated, reported on a fully taxable equivalent basis, using a tax rate of 34%.

                                                  -----------------------------------------------------------------------------
                                                    SIX MONTHS ENDED, JUNE 30, 2000         Six Months Ended, June 30, 1999

                                                  -----------------------------------------------------------------------------
                                                   AVERAGE                      YIELD/     Average                       Yield/
                                                   BALANCE     INTEREST          COST      Balance     Interest           Cost
                                                   -------     --------          ----      -------     --------           ----
AVERAGE INTEREST-EARNING ASSETS

Interest-bearing deposits                         $   2,799    $      78         5.57%    $   7,174    $     164          4.57%
Taxable investment securities                        78,292        2,356         6.02%       97,504        2,720          5.58%
Tax-exempt investment securities                     36,289        1,392         7.67%       36,439        1,380          7.57%
Federal funds sold                                    2,942           84         5.71%        7,933          180          4.54%
Net loans                                           321,348       13,861         8.63%      277,171       11,939          8.61%
                                                  ---------    ---------                  ---------    ---------

            Total interest-earning assets           441,671       17,771         8.05%    $ 426,222       16,383          7.69%
                                                  ---------    ---------                  ---------    ---------

Average non-interest earning assets                  38,379                                  36,683
                                                  ---------                               ---------

            Total average assets                  $ 480,050                               $ 462,905
                                                  =========                               =========


AVERAGE INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits                  $  92,058        1,100         2.39%    $  92,383        1,102          2.39%
Savings deposits                                     52,573          523         1.99%    $  55,881          575          2.06%
Time deposits                                       212,309        5,670         5.34%      202,936        5,373          5.30%
Interest-bearing demand notes
   issued to the U.S. Treasury                        1,410           38         5.39%          955           22          4.51%
Federal funds purchased and
   securities repurchase agreements                  13,735          363         5.29%       14,009          291          4.15%
Advances from Federal Home Loan Bank                 13,201          374         5.67%        9,019          255          5.66%
Borrowings                                            2,115           83         7.85%        1,123           38          6.79%
                                                  ---------    ---------                  ---------    ---------

            Total interest-bearing liabilities      387,402        8,151         4.21%      376,306        7,656          4.07%
                                                  ---------    ---------                  ---------    ---------

Net yield on average interest-earning assets                       9,620         4.36%                     8,727          4.10%
                                                                =========                              =========

Average non-interest-bearing liabilities             50,186                                  44,204

Average stockholders' equity                         42,463                                  42,395
                                                  ---------                               ---------

            Total average liabilities and
               stockholders' equity               $ 480,050                               $ 462,905
                                                  =========                               =========


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS