Form 10-Q
period 2000-09-30
PRINCETON NATIONAL BANCORP INC
filed 2000-11-14
CIK 707855

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000


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

                               Yes __X__ No _____

         As of October 23, 2000, the registrant had outstanding 3,487,233 shares of its $5 par value common stock.


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

         (a)      Exhibits:

                  27 - Financial Data Schedule for the period ended September
                       30, 2000

         (b) No reports on Form 8-K were filed by the Corporation for the quarter ending September 30, 2000.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRINCETON NATIONAL BANCORP, INC.


Date:  November 7, 2000                   By /s/ Tony J. Sorcic
                                             -----------------------------------
                                             Tony J. Sorcic
                                             President & Chief Executive Officer


Date:  November 7, 2000                   By /s/ Todd D. Fanning
                                             -----------------------------------
                                             Todd D. Fanning
                                             Chief Financial Officer

                                                                      Schedule 1
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                     September 30,    December 31,
                                                                         2000             1999
                                                                     ------------     ------------
ASSETS
Cash and due from banks                                              $     15,369     $     19,325
Federal funds sold                                                              0            7,900
Loans held for sale, at lower of cost or market                             5,087            8,646
Investment securities:
      Available-for-sale, at fair value                                   100,620          100,043
      Held-to-maturity (fair value of $15,385 and $13,612 at
          September 30, 2000 and December 31, 1999, respectively)          15,619           13,923
                                                                     ------------     ------------
          Total investment securities                                     116,239          113,966
                                                                     ------------     ------------
Loans:
      Gross loans                                                         335,823          308,356
      Less: Unearned interest                                                  (3)              (9)
                Allowance for loan losses                                  (2,624)          (1,950)
                                                                     ------------     ------------
          Net loans                                                       333,196          306,397
                                                                     ------------     ------------
Premises and equipment, net of accumulated depreciation                    12,960           12,127
Interest receivable                                                         7,169            5,799
Goodwill and intangible assets, net of accumulated amortization             4,211            4,600
Other assets                                                                4,947            4,060
                                                                     ------------     ------------
        TOTAL ASSETS                                                 $    499,178     $    482,820
                                                                     ============     ============
LIABILITIES
Deposits:
     Demand                                                          $     44,045     $     45,514
     Interest-bearing demand                                               98,259           93,521
     Savings                                                               48,355           52,277
     Time                                                                 226,255          213,496
                                                                     ------------     ------------
            Total deposits                                                416,914          404,808
Borrowings:
     Customer repurchase agreements                                        14,383           15,663
     Advances from Federal Home Loan Bank                                  12,405           13,320
     Federal funds purchased                                                1,300                0
     Interest-bearing demand notes issued to the U.S. Treasury              1,949            2,366
     Notes payable                                                          1,950            2,150
                                                                     ------------     ------------
            Total borrowings                                               31,987           33,499
Other liabilities                                                           4,891            3,567
                                                                     ------------     ------------
       TOTAL LIABILITIES                                                  453,792          441,874
                                                                     ------------     ------------
STOCKHOLDERS' EQUITY
Common stock: $5 par value, 7,000,000 shares
     authorized; 4,139,841 issued                                          20,699           20,699
Surplus                                                                     6,350            6,335
Retained earnings                                                          27,932           22,118
Accumulated other comprehensive loss, net of tax                             (448)          (1,031)
Less: Cost of 652,608 treasury shares at September 30, 2000
     and 472,112 treasury shares at December 31, 1999                      (9,147)          (7,175)
                                                                     ------------     ------------
       TOTAL STOCKHOLDERS' EQUITY                                          45,386           40,946
                                                                     ------------     ------------
       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                      $    499,178     $    482,820
                                                                     ============     ============

           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 2
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           For the Three Months          For the None Months
                                                            Ended September 30            Ended September 30
                                                            2000           1999           2000            1999
                                                        -----------    -----------    -----------     -----------
INTEREST INCOME:
     Interest and fees on loans                         $     7,473    $     6,230    $    21,382     $    18,299
     Interest and dividends on investment securities          1,713          1,690          4,987           5,321
     Interest on short-term funds                                14             51             98             231
                                                        -----------    -----------    -----------     -----------
            Total interest income                             9,200          7,971         26,467          23,851
INTEREST EXPENSE:
     Interest on deposits                                     4,035          3,462         11,328          10,512
     Interest on borrowings                                     517            363          1,375             969
                                                        -----------    -----------    -----------     -----------
            Total interest expense                            4,552          3,825         12,703          11,481
                                                        -----------    -----------    -----------     -----------
NET INTEREST INCOME                                           4,648          4,146         13,764          12,370
Provision for loan losses                                        50            200            770             385
                                                        -----------    -----------    -----------     -----------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                          4,598          3,946         12,994          11,985
NON-INTEREST INCOME:
     Trust & farm management fees                               288            284            900             904
     Service charges on deposit accounts                        515            421          1,406           1,186
     Other service charges                                      219            177            648             522
     Loss on sale of loans                                        0              0           (259)              0
     Gain on sales of securities available-for-sale             124             22             38              41
     Loan servicing fees and other charges                       24             30             68             169
     Settlement of trust litigation                               0              0          6,235               0
     Other operating income                                      64            104            296             226
                                                        -----------    -----------    -----------     -----------
            Total non-interest income                         1,234          1,038          9,332           3,048
NON-INTEREST EXPENSE:
     Salaries and employee benefits                           2,203          2,016          6,421           5,885
     Occupancy                                                  241            255            744             774
     Equipment expense                                          302            277            933             862
     Federal insurance assessments                               47             46            141             142
     Goodwill and intangible assets amortization                109            108            326             339
     Data processing                                            142            142            433             410
     Other operating expense                                  1,049            887          2,955           2,571
                                                        -----------    -----------    -----------     -----------
            Total non-interest expense                        4,093          3,731         11,953          10,983
                                                        -----------    -----------    -----------     -----------
INCOME BEFORE INCOME TAXES                                    1,739          1,253         10,373           4,050
Income tax expense                                              509            526          3,567           1,217
                                                        -----------    -----------    -----------     -----------
NET INCOME                                              $     1,230    $       727    $     6,806     $     2,833
                                                        ===========    ===========    ===========     ===========

NET INCOME PER SHARE:
     Basic                                                     0.35           0.19           1.93            0.75
     Diluted                                                   0.35           0.19           1.91            0.75

Basic weighted average shares outstanding                 3,486,565      3,761,031      3,529,818       3,788,247
Diluted weighted average shares outstanding               3,521,015      3,773,981      3,564,268       3,801,197

Dividends per share                                           0.095          0.090          0.280           0.260

           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 2
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       For the Three Months        For the Nine Months
                                                                        Ended September 30          Ended September 30
                                                                        2000          1999          2000          1999
                                                                     ----------    ----------    ----------    ----------
Net Income                                                           $    1,230    $      727    $    6,806    $    2,833
  Other comprehensive income (loss), net of tax
          Unrealized holding (loss) gain arising during the period          421          (336)          606        (1,586)
           Less:  Reclassification adjustment for realized gains
                        included in net income                              (76)          (15)          (23)          (27)
                                                                     ----------    ----------    ----------    ----------
  Other comprehensive income (loss)                                         345          (351)          583        (1,613)
                                                                     ----------    ----------    ----------    ----------
Comprehensive income                                                 $    1,575    $      376    $    7,389    $    1,220
                                                                     ==========    ==========    ==========    ==========


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 3
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          For the Nine Months
                                                           Ended September 30
                                                          2000            1999
                                                       ----------      ----------
Balance, January 1                                     $   40,946      $   42,606

     Net income                                             6,806           2,833
     Cash dividends  ($0.28 per share)                       (992)           (988)
     Other comprehensive income (loss), net of tax            583          (1,613)
     Purchases of treasury stock  (183,386 shares)         (1,990)         (1,528)
     Sales of treasury stock  (2,890 shares)                   33              43
                                                       ----------      ----------
Balance, September 30                                  $   45,386      $   41,353
                                                       ==========      ==========

           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 4
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    For the Nine Months
                                                                                    Ended September 30
                                                                                  2000              1999
                                                                              ------------      ------------
OPERATING ACTIVITIES:
     Net income                                                               $      6,806      $      2,833
     Adjustments to reconcile net income to
          net cash provided by operating activities:
              Depreciation                                                             856               828
              Provision for loan losses                                                770               385
              Amortization of goodwill and intangible assets                           326               339
              Amortization of premiums on investment
                 securities, net of accretion                                           52               154
              Gain on sales of securities, net                                         (38)              (41)
              Loans originated for sale                                             (3,923)          (12,303)
              Proceeds from sales of loans originated for sale                       7,482             9,635
              Increase (decrease) in interest payable                                  272              (201)
              Increase in interest receivable                                       (1,370)             (411)
              Increase in other assets                                                (984)             (805)
              Increase in other liabilities                                            644               179
                                                                              ------------      ------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                           10,893               592
                                                                              ------------      ------------
INVESTING ACTIVITIES:
     Proceeds from sales of investment securities available-for-sale                 4,758             4,054
     Proceeds from maturities of investment securities available-for-sale           26,224            28,481
     Purchase of investment securities available-for-sale                          (30,581)          (26,293)
     Proceeds from maturities of investment securities held-to-maturity              1,055            14,615
     Purchase of investment securities held-to-maturity                             (2,752)          (11,679)
     Proceeds from sales of other real estate owned                                    160               102
     Net increase in loans                                                         (27,569)          (31,217)
     Purchases of premises and equipment                                            (1,689)           (1,411)
                                                                              ------------      ------------
                NET CASH USED FOR INVESTING ACTIVITIES                             (30,394)          (23,348)
                                                                              ------------      ------------
FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                            12,106           (22,693)
     Net (decrease) increase in borrowings                                          (1,512)            6,650
     Dividends paid                                                                   (992)             (988)
     Purchases of treasury stock                                                    (1,990)           (1,528)
     Sales of treasury stock                                                            33                43
                                                                              ------------      ------------
                NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                 7,645           (18,516)
                                                                              ------------      ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                              (11,856)          (41,272)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    27,225            54,133
                                                                              ------------      ------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                     $     15,369      $     12,861
                                                                              ------------      ------------
------------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
                    Interest                                                  $     11,209      $     11,679
                    Income taxes                                              $      3,255      $      1,399
Supplemental disclosures of non-cash flow activities:
              Loans transferred to other real estate owned                    $        177      $        202


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

                                                                      Schedule 6


                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 2000
                                   (unaudited)

         The following discussion provides information about Princeton National Bancorp, Inc.'s ("PNB" or the "Corporation") financial condition and results of operations for the quarter and nine months ended September 30, 2000. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words "believes", "expects", "anticipates", "estimates", or similar expressions. PNB cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.


RESULTS OF OPERATIONS

         Net income for the third quarter of 2000 was $1,230,000, or basic and diluted earnings per share of $0.35 as compared to net income of $727,000 in the third quarter of 1999, or basic and diluted earnings per share of $0.19. This represents an increase of $503,000 (69.2%) or $.16 per share (84.2%). Continued growth of net interest income, at a time when many banks are seeing compression, along with increases in other income were just some of the highlights of the third quarter. The lower net income for the three months ended September 30, 1999 was the result of the Corporation utilizing all available state net operating loss carry forwards, thereby becoming taxable for state income tax purposes. For the first nine months of 2000, net income was $6,806,000 , or diluted earnings per share of $1.91 (basic earnings per share of $1.93), compared to $2,833,000, or basic and diluted earnings per share of $0.75 in the first nine months of 1999. The primary reason for the large increase in net income for the nine-month period of 2000, was due to PNB's subsidiary bank receiving $6,235,000 in the first quarter of 2000, representing the settlement proceeds from the lawsuit against Cincinnati Insurance Company stemming from the 1995 Trust Department issue. Annualized return on average assets and return on average equity were 0.99% and 11.01%, respectively, for the third quarter of 2000, compared with 0.62% and 6.93% for the third quarter of 1999. For the nine-month periods, the annualized returns on average assets and average equity were 1.88% and 21.08%, respectively, for 2000, compared to 0.82% and 8.99% in 1999.

         Net interest income before provision for loan losses was $4,648,000 for the third quarter of 2000, compared to $4,146,000 for the third quarter of 1999 (an increase of $502,000 or 12.1%). Additionally, for the nine-month periods, net interest income before provision for loan losses was $13,764,000 for 2000, as compared to $12,370,000 for 1999, representing an increase of $1,394,000 (or 11.3%). This increase is a result of an increase in average interest-earning assets from $425.9 million for the nine months ended September 30, 1999, to $445.3 million for the nine months ended September 30, 2000, as well as a change in the mix of assets from investments to loans. Specifically, the average balance of loans increased from $282.2 million for the nine months ended September 30, 1999 to $325.5 million for the nine months ended September 30, 2000, an increase of $43.3 million, while the average balance of investments decreased $15.1 million (from $130.6 million to $115.5 million) over the same period. Because of the change in mix, the net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 4.11% for the third quarter of 1999 to 4.34% for the third quarter of 2000. Additionally, the net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 4.11% for the first nine months of 1999 to 4.36% for the first nine months of 2000.

         The loan loss provision recorded by PNB was $50,000 in the third quarter of 2000 compared to $200,000 in the third quarter of 1999. For the first nine months of 2000, PNB has recorded $770,000 in loan loss provision compared to $385,000 for the same period in 1999. This is a result of continued loan growth and is also determined by the risk characteristics of the loan portfolio. During the first quarter of 2000, the subsidiary bank had an increase in debt carryover from previous years with regard to its agricultural customers. Also, there was some uncertainty regarding government assistance for the agricultural customers as well as the direction of, and continued, depressed commodity prices. These factors, coupled with the uncertainty of the weather and the previously mentioned loan growth, led to the subsidiary bank increasing the allowance for loan losses through the first five months of 2000. As of June 30, however, much of this uncertainty had been removed and, accordingly, the loan loss provision was lower in the third quarter. It is anticipated that the loan loss provision will continue to be lower during the last three months of 2000, compared to the level recorded in the comparable period in 1999.

         Non-interest income totaled $1,234,000 for the third quarter of 2000, as compared to $1,038,000 during the third quarter of 1999, an increase of $196,000 (or 18.9%). For the first nine months of 2000, non-interest income has increased to $9,332,000 from $3,048,000 in the first nine months of 1999. Excluding non-recurring transactions from the first nine months of 2000 (loss on sale of loans of $259,000; net gain on sales of securities of $38,000; settlement proceeds from trust litigation of $6,235,000), non-interest income has increased by $270,000, or 8.9%. The largest increases were in service charges on deposit accounts (increase of $220,000 or 18.6%), which have increased as the number of deposit accounts has grown, and in other service charges (increase of $126,000 or 24.1%) most notably due to an increase in fee income from Prime Vest brokerage services.

         Non-interest expense for the third quarter of 2000 were $4,093,000, an increase of $362,000 (or 9.7%) from $3,731,000 in the third quarter of 1999. Year-to-date non- interest expenses for 2000 of $11,953,000 have increased $970,000 (or 8.8%) from the same period for 1999. The larger year-to-date increases were in salaries/employee benefits (increase of $536,000 or 9.1%) and other operating expenses (increase of $384,000 or 14.9%). Contributing factors to the salaries increase is an additional $220,000 in profit sharing contributions, and the addition of another Prime Vest investment executive which has increased overall Prime Vest brokerage sales. The number of full-time equivalent employees has decreased from 211 at December 31, 1999 to 202 at September 30, 2000. Several smaller items comprise the increase in other operating expense and have individually experienced small general increases.


INCOME TAXES

         Income tax expense totaled $509,000 for the third quarter of 2000, as compared to $526,000 for the third quarter of 1999. Year-to-date income tax expense has increased to $3,567,000 from $1,217,000 in 1999, primarily due to an increase in income before taxes in 2000. The effective tax rate was 34.4% for the nine months ended September 30, 2000 compared to 30.1% in 1999. The primary cause for the increase was the impact of the settlement proceeds from the trust litigation.


EARNINGS PER SHARE CALCULATION

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

                                               Three Months Ended         Nine Months Ended
                                                 September 30,               September 30,
                                              2000          1999          2000          1999
                                           ----------    ----------    ----------    ----------
Numerator:
         Net income                        $    1,230    $      727    $    6,806    $    2,833

Denominator:
         Basic earnings per share-
         weighted average shares            3,486,565     3,761,031     3,529,818     3,788,247

         Effect of dilutive securities-
         stock options                         34,450        12,950        34,450        12,950
                                           ----------    ----------    ----------    ----------
         Diluted earnings per share-
         adjusted weighted average
         shares                             3,521,015     3,773,981     3,564,268     3,801,197

Basic earnings per share
         Net income                        $     0.35    $     0.19    $     1.93    $     0.75

Diluted earnings per share
         Net income                        $     0.35    $     0.19    $     1.91    $     0.75

ANALYSIS OF FINANCIAL CONDITION

         Total assets at September 30, 2000 increased to $499,178,000 from $482,820,000 at December 31, 1999 (an increase of $16.4 million or 3.4%). Total deposits have increased by $12,106,000 from December 31, 1999 to September 30, 2000 (or 3.0%). In comparing categories of deposits for the first nine months of 2000 to the December 31, 1999, two categories had increasing balances: time deposits (increase of $12.8 million or 6.0%), and interest-bearing demand deposits (increase of $4.7 million or 5.1%). Additionally, two categories had decreasing balances: savings deposits (decrease of $3.9 million or 7.5%), and demand deposits (decrease of $1.5 million or 3.2%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan ("TT&L") deposits, federal funds purchased, and Federal Home Loan Bank advances, decreased from $33,499,000 at December 31, 1999 to $31,987,000 at September 30, 2000 (decrease of $1.5 million or 4.5%). This decrease is attributable to lower balances in customer repurchase agreements and TT&L deposits, as well as scheduled repayments of Federal Home Loan Bank advances and notes payable. Investments totaled $116,239,000 at September 30, 2000, compared to $113,966,000 at December 31, 1999 (an increase of $2.3 million or 2.0%).

         Loan demand continued to be strong in the first nine months of 2000, as loan balances, net of unearned interest, increased to $340,907,000 at September 30, 2000, compared to $316,993,000 at December 31, 1999 (an increase of $23.9 million or 7.5%). Excluding loans held for sale, there was a net increase in loans of $27.5 million, or 8.9%. Non-performing loans totaled $1,322,000 or 0.39% of net loans at September 30, 2000, as compared to $1,385,000 or 0.44% of net loans at December 31, 1999.

         For the nine months ended September 30, 2000, the subsidiary bank charged off $397,000 of loans and had recoveries of $301,000, compared to charge-offs of $494,000 and recoveries of $224,000 during the nine months ended September 30, 1999. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At September 30, 2000, the allowance was $2,624,000 which is 198.5% of non-performing loans and 0.77% of total loans, compared with $1,950,000 which was140.8% of non-performing loans and 0.62% of total loans at December 31, 1999.

         At September 30, 2000, impaired loans totaled $724,000 compared to $845,000 at December 31, 1999, all of which related to impaired loans which do not have a specific allowance as the carrying value of the loans is less than the discounted present value of expected future cash flows or collateral value. Loans 90 days or more past due and still accruing interest at September 30, 2000 were $102,000, compared to $111,000 at December 31, 1999.

CAPITAL RESOURCES

         Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At September 30, 2000, total risk-based capital was 12.66%, compared to 12.31% at December 31, 1999. The Tier 1 capital ratio increased from 8.21% at December 31, 1999, to 8.59% at September 30, 2000. Total stockholders' equity to total assets at September 30, 2000 increased to 9.09% from 8.48% at December 31, 1999.

         During the first quarter of 2000, a stock repurchase program was completed with the Corporation having purchased 183,386 shares at an average cost of $10.85.


LIQUIDITY

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from the repayment of loans is also considered a liquidity source. Major uses of cash is the origination of loans and purchase of investment securities. Cash flows used by investing activities, partially offset by those provided by operating and financing activities, resulted in a net decrease in cash and cash equivalents of $11,856,000 from December 31, 1999 to September 30, 2000. This usage was due to a net increase in loans, offset by a net increase in deposits and the trust litigation settlement proceeds. For more detailed cash flow information, see PNB's Consolidated Statements of Cash Flows.


CURRENT EVENTS

         Work is nearing completion on the subsidiary bank's newest facility in Huntley, Illinois. The facility is adjacent to the new Dell Webb community which is being constructed just outside of Huntley. It is anticipated the office will be opened in early November of this year.

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

         In June, 2000, the FASB issued Statement 138,"Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement 133" (FAS
138). FAS 138 is effective at the later of the first fiscal quarter beginning after June 15, 2000 or upon the adoption of FAS 133, and should be adopted concurrently with FAS 133. Management, at this time, does not anticipate the adoption of this statement will have a material effect on the financial condition or results of operations of the Corporation

         In September, 2000, the FASB issued Statement 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (FAS 140). FAS 140 supercedes and replaces Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". Accordingly, FAS 140 is now the authoritative accounting literature for transfers and servicing of financial assets and extinguishment of liabilities. FAS 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of FAS 140 related to transfers of financial assets are to be applied to all transfers of financial assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in FAS 140 are effective for fiscal years ending after December 15, 2000. The Corporation anticipates that the adoption of FAS 140 will not have a material impact on the financial condition or results of operations of the Corporation.


LEGAL PROCEEDINGS

         There are various claims pending against PNB's subsidiary bank, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to PNB's financial condition.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in market risk since December 31, 1999, as reported in PNB's 1999 Annual Report on Form 10-K.


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

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY


         The following table sets forth (in thousands) details of average balances, interest income, and expense, and resulting annualized rates for the Corporation for the periods indicated, reported on a fully taxable equivalent basis, using a tax rate of 34%.


                                                  -------------------------------------------------------------------------
                                                  NINE MONTHS ENDED, SEPT. 30, 2000       Nine Months Ended, Sept. 30, 1999
                                                  -------------------------------------------------------------------------
                                                  AVERAGE                     YIELD/      Average                     Yield/
                                                  BALANCE     INTEREST        COST        Balance     Interest        Cost
                                                  --------    --------        -----       --------    --------        -----
AVERAGE INTEREST-EARNING ASSETS

Interest-bearing deposits                         $  2,090    $     89        5.69%       $  6,515    $    228        4.67%
Taxable investment securities                       78,898       3,598        6.09%         93,769       3,941        5.61%
Tax-exempt investment securities                    36,613       2,105        7.68%         36,855       2,091        7.58%
Federal funds sold                                   2,236          98        5.85%          6,609         231        4.67%
Net loans                                          325,506      21,339        8.76%        282,174      18,122        8.58%
                                                  --------    --------                    --------    --------
            Total interest-earning assets          445,343      27,229        8.17%       $425,922      24,613        7.72%
                                                  --------    --------                    --------    --------
Average non-interest earning assets                 38,781                                  36,888
                                                  --------                                --------
            Total average assets                  $484,124                                $462,905
                                                  ========                                ========

AVERAGE INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits                  $ 93,521       1,728        2.47%       $ 92,651       1,639        2.36%
Savings deposits                                    51,680         786        2.03%       $ 56,029         870        2.07%
Time deposits                                      214,697       8,814        5.48%        201,800       8,003        5.30%
Interest-bearing demand notes
   issued to the U.S. Treasury                       1,261          54        5.72%          1,054          34        4.31%
Federal funds purchased and
   securities repurchase agreements                 15,283         638        5.58%         15,191         492        4.33%
Advances from Federal Home Loan Bank                13,095         557        5.68%          8,926         381        5.70%
Borrowings                                           2,092         126        8.05%          1,177          62        7.04%
                                                  --------    --------                    --------    --------
            Total interest-bearing liabilities     391,629      12,703        4.33%        376,828      11,481        4.07%
                                                  --------    --------                    --------    --------
Net yield on average interest-earning assets                  $ 14,526        4.36%                   $ 13,132        4.11%
                                                              ========                                ========
Average non-interest-bearing liabilities            49,362                                  43,930

Average stockholders' equity                        43,133                                  42,147
                                                  --------                                --------
            Total average liabilities and
               stockholders' equity               $484,124                                $462,905
                                                  ========                                ========