Form 10-K
period 2000-12-31
PRINCETON NATIONAL BANCORP INC
filed 2001-04-02
CIK 707855

- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000


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

          [X] YES                    [ ] NO


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      At March 19, 2001, 3,338,771 shares of Common Stock, $5.00 Par Value, were outstanding, and the aggregate market value of the common stock (based upon the closing representative bid price of the common stock on March 16, 2001, as reported by NASDAQ) held by nonaffiliates was approximately $50,498,911.

      Determination of stock ownership by nonaffiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

      Portions of the following documents are incorporated by reference:

      2001 Notice and Proxy Statement for the Annual Meeting of Stockholders April 10, 2001 (the "Proxy Statement") - Part III and portions of the Corporation's 2000 Annual Report (the "Annual Report") - Parts II and III

- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

         Princeton National Bancorp, Inc. ("PNBC" or the "Corporation") is a single-bank holding company which operates in one business segment and conducts a full service commercial banking and trust business through its subsidiary bank, Citizens First National Bank ("Citizens Bank", "the Bank", or the "subsidiary bank"). PNBC was incorporated as a Delaware corporation in 1981 in contemplation of the acquisition of all of the outstanding common stock of Citizens Bank and other future acquisitions. At December 31, 2000, the Corporation had consolidated total assets of $515,180,000 and stockholders' equity of $47,476,000.

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

         Corporate policy, strategy, and goals are established by the Board of Directors of PNBC. Pursuant to PNBC's holding company philosophy, operational and administrative policies for the Bank are also established at the holding company level. Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which its offices are located. In 2000, the majority of the directors of PNBC also served as the directors of Citizens Bank, which further assists PNBC to directly implement its policies at Citizens Bank.

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

         PNBC will also consider establishing branch facilities as a means of expanding its presence into new market areas. PNBC opened new branch facilities in the Peru/LaSalle/Oglesby area in 1994, in Minooka in 1994, in Hampshire in 1995, in Henry in 1999, and in Huntley in 2001.

CITIZENS FIRST NATIONAL BANK

         Citizens Bank was organized in 1865 as a national bank under the National Bank Act. Currently in its one hundred and thirty-sixth year, Citizens Bank has fifteen offices in eleven different communities in north central
Illinois: Princeton, DePue, Genoa, Hampshire, Henry, Huntley, Minooka, Oglesby, Peru, Sandwich and Spring Valley.

         Citizens Bank serves individuals, businesses and governmental bodies in Bureau, DeKalb, Grundy, Kane, Kendall, LaSalle, Marshall, McHenry, and contiguous counties. Citizens Bank operates a full-service community commercial bank and trust business that offers a broad range of financial services to customers. Citizens Bank's services consist primarily of commercial, real estate and agricultural lending, consumer deposit and financial services, and trust and farm management services.

COMMERCIAL, REAL ESTATE AND AGRICULTURAL LENDING

         Citizens Bank's commercial loan department provides secured and and to a much lesser extent unsecured loans, including real estate loans, to companies and individuals for business purposes and to governmental units within the Bank's market area. As of December 31, 2000, Citizens Bank had commercial loans of $59.5 million (17.1% of the Bank's total loan portfolio) and commercial real estate loans of $76.6 million (22.1% of the Bank's total loan portfolio). Citizens Bank does not have a concentration of commercial loans in any single industry or business, except for loans to the agricultural industry as more fully disclosed below.

         Agricultural and agricultural real estate loans are primarily related to ventures within 30 miles of branch locations. As of December 31, 2000, Citizens Bank had agricultural loans of $41.4 million and agricultural real estate loans of $41.5 million, which represent approximately 11.9% and 11.9%, respectively, of the Bank's total loan portfolio.

         Agricultural loans, many of which are secured by crops, machinery, and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The agricultural loan department, which has the equivalent of four lending officers, works closely with all agricultural customers, including companies and individual farmers, and assists in the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely by the Bank during the year. In addition, Citizens Bank works closely with governmental agencies, including the Farm Service Agency, to assist agricultural customers in obtaining credit enhancement products, such as loan guaranties.

         In accordance with its loan policy, Citizens Bank maintains a diversified loan portfolio. As part of its loan policy and community banking approach, Citizens Bank does not actively buy loan syndications with other lending institutions. In connection with its credit relationships, Citizens Bank encourages commercial and agricultural borrowers to maintain deposit accounts at the Bank.

PERSONAL FINANCIAL SERVICES

         The principal consumer services offered by Citizens Bank are demand, savings and time deposit accounts, home mortgage loans, installment loans, credit card loans, and brokerage services.

         One of the strengths of Citizens Bank is the stability of its retail deposit base. This stability is due primarily to the Bank's service oriented competitive strategy and the economically diverse population of the counties encompassing the fifteen banking offices. These locations provide convenience for customers and visibility for Citizens Bank. A variety of marketing strategies are used to attract and retain stable depositors, the most important of which is the officer call program. All officers of the Bank call on customers and potential customers of the Bank to maintain and develop deposits relationships.

         Citizens Bank is active in consumer and mortgage lending with approximately $70.8 million in home mortgage loans ( 20.4% of the Bank's total loan portfolio ) and $46.0 million in consumer installment loans (13.3% of the Bank's total loan portfolio ) as of December 31, 2000. To better serve its retail customers, Citizens Bank is active in the secondary residential mortgage market. As a matter of policy, Citizens Bank does not hold, in portfolio, long term, fixed rate, single-family, home mortgage loans. However, the servicing of such loans is maintained, with approximately $59,608,000 in balances being serviced as of December 31, 2000. Management believes customers receive a higher level of quality service with this arrangement.

         Citizens Bank maintains eighteen automated teller machines. The Bank is a member of NYCE which encompasses all of the other major nationwide networks such as CIRRUS, PLUS, and STAR. To enhance customer service and convenience, Citizens Bank offers ATM & Check Card, which can be used anywhere VISA is accepted, and is viewed as a tremendous benefit to our customers. Citizens Bank also offers an entire host of Internet Banking services as an additional and convenient alternative delivery mechanism for its product and service line.

         Citizens Bank continues to implement an intensive sales training program, which includes team coaching, setting goals, measuring results, and reward recognition. In 2000, Citizens Bank achieved record levels of product referrals, product sales, and total incentives paid to the employees.

TRUST DEPARTMENT AND FARM MANAGEMENT SERVICES

         Gross revenue from Trust and Farm Management services in 2000 totaled approximately $1,193,000, which is almost identical to the $1,197,000 for 1999. Trust income increased from $943,000 in 1999, to $985,000 in 2000; however, farm management fees declined from $254,000 in 1999 to $208,000 in 2000.

         Total trust assets as of December 31, 2000 were $176,259,000, representing an increase of approximately $9,928,000 (or 6.0%) over the total at December 31, 1999. This increase was due primarily to new business developed during 2000. The Trust and Farm Management Department currently has 869 total accounts (compared to 781 total accounts at December 31, 1999) and has 14,334 acres of farm land under management (compared to 15,858 acres at December 31, 1999).

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

         In November, 1999, the Gramm-Leach-Bliley Act ("GLB Act") was signed into law. Under the GLB Act, bank holding companies that meet certain standards and elect to become "financial holding companies" are permitted to engage in a wider range of activities than those permitted for bank holding companies, including securities and insurance activities. Specifically, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is (i) financial in nature or incidental thereto, or
(ii) complementary to any such financial-in-nature activity, PROVIDED that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well- capitalized, well-managed, and has a Community Reinvestment Act rating of "satisfactory" or better at their most recent examination.

         The GLB Act specifies many activities that are financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in, or making a market in securities; and those activities currently permitted for bank holding companies that are so closely related to banking or managing or controlling banks, as to be a proper incident thereto.

         The GLB Act changed federal laws to facilitate affiliation between banks and entities engaged in securities and insurance activities. The law also established a system of functional regulation under which banking activities, securities activities, and insurance activities conducted by financial holding companies and their subsidiaries and affiliates will be separately regulated by banking, securities, and insurance regulators, respectively.

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

         The Bank may declare dividends out of undivided profits, except that until the surplus fund of the Bank is equal to its common capital, no dividend can be declared until one-tenth of the Bank's net income for the applicable period has been carried to the surplus fund. The Bank, however, cannot declare or pay a dividend, if after making the dividend, the Bank would be undercapitalized. In addition, prior approval of the Office of the Comptroller of the Currency (the "OCC") is required if dividends declared by the Bank in any calendar year will exceed its net income for that year combined with its retained net income for the preceding two years. As of December 31, 2000, national banking regulations and capital guidelines will permit the Bank to distribute approximately $1,657,000 plus any 2000 net income of the Bank as dividends without prior approval from the OCC. Additionally, according to the guidelines, at January 1, 2001, the Bank had approximately $3,390,000 plus any 2001 net income available to pay as dividends. Future payments of dividends by the Bank will be dependent on individual regulatory capital requirements and levels of profitability. The ability of the Bank to pay dividends may be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy.

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

          At December 31, 2000, PNBC had a total capital to risk-based assets ratio of 12.71%, a Tier 1 capital to risk-based assets ratio of 11.97%, and a leverage ratio of 8.89%. At December 31, 2000, the Bank had a total capital to risk-based assets ratio of 12.40%, a Tier 1 capital to risk-based assets ratio of 11.66%, and a leverage ratio of 8.66%.

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

         The BIF and SAIF semi-annual assessment rates currently both range from 0 to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessments rates on a semi-annual basis. An increase in the rates assessed on the Bank could have an adverse effect on the earnings of PNBC and the Bank depending on the amount of the increase.

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

         National banks may establish operating subsidiaries to engage in activities in which the bank could engage directly.

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

         As of December 31, 2000, Citizens Bank employed 181 full-time and 55 part-time employees. The Bank offers a variety of employee benefits. Citizens Bank employees are not represented by a union or a collective bargaining agreement, and employee relations are considered to be excellent.

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

         In order to implement PNBC's community banking philosophy and to promote itself as a community oriented organization, the Bank has a formal officer call program. Each officer of the Bank calls on existing or potential customers and is expected to become actively involved in leadership positions in community organizations. As of December 31, 2000, employees of the Bank participated in approximately 134 community organizations, serving over 11,800 hours of community service in 2000.

ITEM 2.  PROPERTIES

         PNBC's headquarters and Citizens Bank's principal offices are located at 606 South Main Street, Princeton, Illinois. Also located at this address is an annex completed in 1990 that contains, among others, the trust and farm management departments. The two buildings at this location are owned by Citizens Bank and contain approximately 36,000 square feet of space, all of which is occupied by PNBC and Citizens Bank. Citizens Bank also has two drive-up facilities in Princeton and branch offices in DePue, Genoa, Hampshire, Henry, Huntley, Minooka, Oglesby, Peru, Sandwich and Spring Valley. Citizens Bank is the owner of each of these facilities. None of the facilities owned by the Bank are subject to a mortgage. For additional information regarding these properties, see Footnote 5 of Item 8 of this report.

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

         In January, 2000, the Seventh Circuit Court of Appeals issued its decision on the appeal, affirming the Federal District Court Award and increasing the recovery under the policy by $100,000 though setting aside the award of attorneys' fees. The subsidiary bank was therefore entitled to $5,000,000 under the policy, prejudgment interest of approximately $730,000, and post-judgment interest accruing at the statutory rate from the date of the original judgment in the lower court of approximately $400,000.

         On February 17, 2000, the subsidiary bank received the settlement from Cincinnati Insurance Company in the amount of $6,235,000, bringing the matter to a conclusion. This amount is reflected in the 2000 Consolidated Statement of Income.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the fourth quarter of 2000.

SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS

         The following table sets forth information regarding the executive officers:

Name                       Age              Position
- -------------------        -------          ------------------------------------
Tony J. Sorcic                 47           President & Chief Executive Officer
James B. Miller                45           Executive Vice-President

         Tony J. Sorcic has been President and Chief Executive Officer of PNBC since January, 1997, and first became a director of PNBC in 1986. He joined Citizens Bank in 1981 as Assistant Vice-President of Operations and became Executive Vice-President in 1986. Mr. Sorcic was named President in 1995.

         James B. Miller joined Citizens Bank in 1979 as an agricultural loan officer and has been the Executive Vice-President of PNBC since 1996. Mr. Miller currently is the Executive Vice-President and Commercial Banking Manager of Citizens Bank, and became a director of PNBC in 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Since May 15, 1992, PNBC's Common Stock has been listed on The NASDAQ Stock Market under the symbol PNBC.

         The table below indicates the high and low bid prices, and the dividends declared per share for the Common Stock during the periods indicated. The prices shown reflect interdealer prices and do not include retail markups, markdowns, or commissions which may not necessarily represent actual transactions.

                                                              Cash
                                Prices                     Dividends
                           High       Low                   Declared
                          -------   -------                 -------

2000
- ---------------
Fourth Quarter            $ 13.38   $ 11.94                 $   .10
Third Quarter               13.75     11.75                     .095
Second Quarter              13.00      9.75                     .095
First Quarter               11.63     10.00                     .09


1999
- ---------------
Fourth Quarter            $ 13.13   $ 10.75                 $   .09
Third Quarter               15.38     10.75                     .09
Second Quarter              17.38     14.63                     .09
First Quarter               17.75     16.38                     .08



         On March 8, 2001, PNBC had 563 holders of record of its Common Stock.

         The holders of the Common Stock are entitled to receive such dividends as are declared by the Board of Directors of PNBC, which considers payment of dividends quarterly. The ability of PNBC to pay dividends is dependent upon its receipt of dividends from the Bank. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt servicing requirements, financial ratio guidelines established by the Board, the financial condition of PNBC, and other relevant factors. The Bank's ability to pay dividends to PNBC is subject to regulatory restrictions. See "Supervision and Regulation."

         PNBC has paid regular cash dividends on the Common Stock since it commenced operations in 1982. PNBC currently anticipates that cash dividends comparable to those that have been paid in the past will continue to be paid in the future. There can be no assurance, however, that any such dividends will be paid by PNBC or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of PNBC and the Bank as well as the general economic conditions and other relevant factors affecting PNBC and the Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Additionally, as mentioned in the section referred to above, the Corporation performs an interest rate risk analysis on a monthly basis applying an immediate shift in interest rates of +300 basis points and -300 basis points to determine the impact on net interest income and net income. As of December 31, 2000, if interest rates were to increase 300 basis points and no corrective actions were taken, net interest income (on a fully taxable equivalent basis) would increase approximately $1,025,000 (or 5.2%) and net income would increase approximately $630,000 (or 11.9%). However, if interest rates were to decrease 300 basis points, net interest income would decrease approximately $1,819,000 (or 9.3%) and net income would decrease approximately $1,112,000 (or 21.0%).

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

         Information regarding executive officers and directors of the Corporation is included in the Corporation's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 10, 2001 (the "Proxy Statement") under the caption "Proposal 1-Election of Directors", which information is incorporated by reference herein.

         Information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Compliance Reporting", which information is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation is included in the Proxy Statement under the captions "Proposal 1-Election of Directors--Board of Directors' Meetings and Committees", and "Executive Compensation -- Summary; -- Summary Compensation Table; and Employment Agreements," which information is incorporated by reference herein.

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

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following is a list of the Financial Statements included in Part II, Item 8 of this report:

                  Consolidated Balance Sheets as of December 31, 2000 and 1999.

                  Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Comprehensive Income for the years ended December 31, 2000, 1999, and 1998.

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

                  Notes to Consolidated Financial Statements.

                  Independent Auditors' Report.


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

(b)      Reports on Form 8-K

                     No reports on Form 8-K were filed by the Corporation for
             the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PRINCETON NATIONAL BANCORP, INC.

                                           By: /s/ Tony J. Sorcic
                                               ---------------------------------
                                                   Tony J. Sorcic
                                           President and Chief Executive Officer
                                           Date:  March 26, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                                  Title                    Date
    ---------                                  -----                    ----

/s/ Tony J. Sorcic                    President and Chief
- ---------------------------------     Executive
    Tony J. Sorcic                    Officer and Director
                                      (Principal Executive
                                      Officer)

/s/ Todd D. Fanning                   Chief Financial Officer
- ---------------------------------     (Principal Accounting
    Todd D. Fanning                   and Financial Officer)

/s/ Thomas R. Lasier                  Chairman of the Board
- ----------------------------------
    Thomas R. Lasier

/s/ Don S. Browning                   Director
- ---------------------------------
    Don S. Browning

/s/                                   Director
- ---------------------------------
    John R. Ernat

/s/ Donald E. Grubb                   Director
- ---------------------------------
    Donald E. Grubb

/s/ Dr. Harold C. Hutchinson, Jr.     Director
- ---------------------------------
    Dr. Harold C. Hutchinson, Jr.

/s/ Thomas M. Longman                 Director
- ---------------------------------
    Thomas M. Longman

/s/ James B. Miller                   Director
- ---------------------------------
    James B. Miller

/s/ Stephen W. Samet                  Director
- ---------------------------------
    Stephen W. Samet

/s/                                   Director
- ---------------------------------
    Ervin I. Pietsch

/s/ Craig O. Wesner                   Director
- ---------------------------------
    Craig O. Wesner

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBIT
- -------                             -------

3.1 Amended and Restated Certificate of Incorporation of Princeton National Bancorp, Inc. ("PNBC") (incorporated by reference to Exhibit 3.1 to the PNBC Registration Statement on Form S-1 (Registration No. 33-46362) (the "S-1 Registration Statement")).

3.2 By-Laws of PNBC (as amended and restated January 17, 2000)(incorporated by reference to Exhibit 3.2 to PNBC's Annual Report on Form 10-K).

10.1* Employment Agreement, dated as of January 8, 2001 between PNBC and James B. Miller.

10.2* Employment Agreement, dated as of October 23, 2000, between PNBC and Tony J. Sorcic.

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

13       Portions of 2000 Annual Report to Shareholders.

21       Subsidiaries of PNBC.

23       Consent of KPMG LLP.



         * Management contract or compensatory plan.