Form 10-Q
period 2001-03-31
PRINCETON NATIONAL BANCORP INC
filed 2001-05-14
CIK 707855

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001


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

                               Yes __X__ No _____

         As of April 25, 2001, the registrant had outstanding 3,309,577 shares of its $5 par value common stock.




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

         (a)      Exhibits :

                  None.

         (b) The Corporation filed an 8-K on January 2, 2001 related to its implementation of a stock repurchase program.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PRINCETON NATIONAL BANCORP, INC.


Date:  May 11, 2001                 By     /s/ Tony J. Sorcic
                                           -------------------------------------
                                           Tony J. Sorcic
                                           President & Chief Executive Officer


Date:  May 11, 2001                 By     /s/ Todd D. Fanning
                                           -------------------------------------
                                           Todd D. Fanning
                                           Chief Financial Officer

                                                                      Schedule 1
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                  March 31,   December 31,
                                                                    2001         2000
                                                                  ---------    ---------
ASSETS
Cash and due from banks                                           $  16,293    $  16,779
Federal funds sold                                                    7,100        2,200
Loans held for sale, at lower of cost or market                       3,099        3,912
Investment securities:
      Available-for-sale, at fair value                             110,061      105,440
      Held-to-maturity, at amortized cost                            13,394       13,677
                                                                  ---------    ---------

          Total investment securities                               123,455      119,117
                                                                  ---------    ---------
Loans:
      Gross loans, net of unearned interest                         344,864      347,147
                Allowance for loan losses                            (2,596)      (2,660)
                                                                  ---------    ---------

          Net loans                                                 342,268      344,487
                                                                  ---------    ---------

Premises and equipment, net of accumulated depreciation              13,563       12,952
Interest receivable                                                   5,492        6,781
Goodwill and intangible assets, net of accumulated amortization       3,980        4,082
Other assets                                                          4,990        4,870
                                                                  ---------    ---------

        TOTAL ASSETS                                              $ 520,240    $ 515,180
                                                                  =========    =========

LIABILITIES
Deposits:
     Demand                                                       $  44,420    $  49,140
     Interest-bearing demand                                         88,780       92,690
     Savings                                                         48,039       47,079
     Time                                                           254,594      236,395
                                                                  ---------    ---------

            Total deposits                                          435,833      425,304

Borrowings:
     Customer repurchase agreements                                  17,617       20,166
     Advances from Federal Home Loan Bank                            12,026       12,216
     Interest-bearing demand notes issued to the U.S. Treasury          671        2,086
     Notes payable                                                    1,750        1,850
                                                                  ---------    ---------

            Total borrowings                                         32,064       36,318

Other liabilities                                                     5,603        6,082
                                                                  ---------    ---------

       TOTAL LIABILITIES                                            473,500      467,704
                                                                  ---------    ---------

STOCKHOLDERS' EQUITY
Common stock:  $5 par value, 7,000,000 shares
     authorized; 4,139,841 issued                                    20,699       20,699
Surplus                                                               6,371        6,364
Retained earnings                                                    30,093       28,963
Accumulated other comprehensive income, net of tax                    1,140          580
Less: Cost of 805,264 treasury shares at March 31, 2001
     and 650,070 treasury shares at December 31, 2000               (11,563)      (9,130)
                                                                  ---------    ---------
       TOTAL STOCKHOLDERS' EQUITY                                    46,740       47,476
                                                                  ---------    ---------
       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                   $ 520,240    $ 515,180
                                                                  =========    =========



           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 2
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (dollars in thousands, except share data)


                                                               For the Three Months
                                                                   Ended March 31
                                                                2001          2000
                                                             -----------   -----------
INTEREST INCOME:
     Interest and fees on loans                              $     7,740   $     6,815
     Interest and dividends on investment securities               1,751         1,609
     Interest on short-term funds                                     53            35
                                                             -----------   -----------

            Total interest income                                  9,544         8,459

INTEREST EXPENSE:
     Interest on deposits                                          4,417         3,573
     Interest on borrowings                                          483           414
                                                             -----------   -----------

            Total interest expense                                 4,900         3,987
                                                             -----------   -----------

NET INTEREST INCOME                                                4,644         4,472
Provision for loan losses                                             50           515
                                                             -----------   -----------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                               4,594         3,957

NON-INTEREST INCOME:
     Trust & farm management fees                                    328           303
     Service charges on deposit accounts                             521           423
     Other service charges                                           240           201
     Loss on sale of loans                                             0          (259)
     Gain (loss) on sales of securities available-for-sale            95           (86)
     Loan servicing fees and other charges                            50            21
     Settlement of trust litigation                                    0         6,235
     Gain on sale of fixed assets                                    122             0
     Other operating income                                          102           168
                                                             -----------   -----------

            Total non-interest income                              1,458         7,006

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                2,250         2,033
     Occupancy                                                       275           249
     Equipment expense                                               309           323
     Federal insurance assessments                                    49            47
     Goodwill and intangible assets amortization                     108           108
     Data processing                                                 151           143
     Other operating expense                                         925         1,004
                                                             -----------   -----------

            Total non-interest expense                             4,067         3,907
                                                             -----------   -----------

INCOME BEFORE INCOME TAXES                                         1,985         7,056
Income tax expense                                                   506         2,604
                                                             -----------   -----------

NET INCOME                                                   $     1,479   $     4,452
                                                             ===========   ===========


NET INCOME PER SHARE:
     Basic                                                          0.44          1.23
     Diluted                                                        0.44          1.23

Basic weighted average shares outstanding                      3,400,011     3,618,140
Diluted weighted average shares outstanding                    3,400,698     3,618,140

Dividends per share                                                 0.10          0.09



           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 2

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (dollars in thousands)



                                                                    For the Three Months
                                                                       Ended March 31
                                                                       2001      2000
                                                                     -------    -------
Net Income                                                           $ 1,479    $ 4,452

  Other comprehensive income, net of tax

          Unrealized holding gain arising during the period              618        271
           Less: Reclassification adjustment for realized (gains)
                        losses included in net income                    (58)        53
                                                                     -------    -------

  Other comprehensive income                                             560        324
                                                                     -------    -------

Comprehensive income                                                 $ 2,039    $ 4,776
                                                                     =======    =======



           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 3

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (dollars in thousands)



                                                                             For the Three Months
                                                                                Ended March 31
                                                                               2001       2000
                                                                             --------    --------
Balance, January 1                                                           $ 47,476    $ 40,946

     Net income                                                                 1,479       4,452
     Cash dividends ($0.10 per share in 2001, and $.09 per share in 2000)        (349)       (330)
     Other comprehensive income, net of tax                                       560         324
     Purchases of treasury stock (156,000 shares in 2001, and 183,386          (2,438)     (1,990)
                 shares in 2000)
     Sales of treasury stock (806 shares in 2001, and 866 shares in 2000)          12           9
                                                                             --------    --------

Balance, March 31                                                            $ 46,740    $ 43,411
                                                                             ========    ========



           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 4
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)


                                                                             For the Three Months
                                                                                Ended March 31
                                                                              2001        2000
                                                                            --------    --------
OPERATING ACTIVITIES:
     Net income                                                             $  1,479    $  4,452
     Adjustments to reconcile net income to
          net cash provided by operating activities:
              Depreciation                                                       292         295
              Provision for loan losses                                           50         515
              Amortization of goodwill and intangible assets                     108         108
              Amortization of premiums on investment
                 securities, net of accretion                                    (21)         36
              (Gain) loss on securities transactions, net                        (95)         86
              Loans originated for sale                                       (1,929)     (1,353)
              Proceeds from sales of fixed assets                                175           0
              Proceeds from sales of loans originated for sale                 2,742       5,047
              Loss on sale of loans                                                0        (259)
              Gain on sale of fixed assets                                      (122)          0
              Increase (decrease) in interest payable                            338         (97)
              Decrease in interest receivable                                  1,289         700
              Increase in other assets                                          (126)       (257)
              (Decrease) increase in other liabilities                        (1,171)      2,176
                                                                            --------    --------

                NET CASH PROVIDED BY OPERATING ACTIVITIES                      3,009      11,449
                                                                            --------    --------

INVESTING ACTIVITIES:
     Proceeds from sales of investment securities available-for-sale           7,041       1,007
     Proceeds from maturities of investment securities available-for-sale      8,083      12,115
     Purchase of investment securities available-for-sale                    (18,713)    (11,498)
     Proceeds from maturities of investment securities held-to-maturity          531         867
     Purchase of investment securities held-to-maturity                         (250)       (951)
     Proceeds from sales of other real estate owned                                0          92
     Net decrease (increase) in loans                                          2,169      (7,208)
     Purchases of premises and equipment                                        (956)       (246)
                                                                            --------    --------

                NET CASH USED FOR INVESTING ACTIVITIES                        (2,095)     (5,822)
                                                                            --------    --------

FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                      10,529      (7,576)
     Net decrease in borrowings                                               (4,254)     (4,802)
     Dividends paid                                                             (349)       (330)
     Purchases of treasury stock                                              (2,438)     (1,990)
     Sales of treasury stock                                                      12           9
                                                                            --------    --------

                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            3,500     (14,689)
                                                                            --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               4,414      (9,062)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              18,979      27,225
                                                                            --------    --------

CASH AND CASH EQUIVALENTS AT MARCH 31                                       $ 23,393    $ 18,163
                                                                            ========    ========

------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
         Cash paid during the period for:
                    Interest                                                $  4,562    $  4,084
                    Income taxes                                            $    825    $    500

Supplemental disclosures of non-cash flow activities:
         Loans transferred to other real estate owned                       $      0    $     29





           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 5
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                    Note to Consolidated Financial Statements
                                   (Unaudited)


The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the consolidated financial statements and notes included in the Registrant's 2000 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

EARNINGS PER SHARE CALCULATION

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

                                             Three Months Ended
                                                 March 31,
                                             2001         2000
                                          ----------   ----------

Numerator:
         Net income                       $    1,479   $    4,452

Denominator:
         Basic earnings per share-
         weighted average shares           3,400,011    3,618,140

         Effect of dilutive securities-
         stock options                           687            0
                                          ----------   ----------
         Diluted earnings per share-
         adjusted weighted average
         shares                            3,400,698    3,618,140

Basic earnings per share
         Net income                       $     0.44   $     1.23

Diluted earnings per share
         Net income                       $     0.44   $     1.23

                                                                      Schedule 6


                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2001




         The following discussion provides information about Princeton National Bancorp, Inc.'s ("PNB" or the "Corporation") financial condition and results of operations for the quarter ended March 31, 2001. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words "believes", "expects", "anticipates", "estimates", or similar expressions. PNB cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.


RESULTS OF OPERATIONS

         Net income for the first quarter of 2001 was $1,479,000, or basic and diluted earnings per share of $0.44 as compared to net income of $4,452,000 in the first quarter of 2000, or basic and diluted earnings per share of $1.23. Net income was higher during the first quarter of 2000 due to PNB's subsidiary bank receiving $6,234,888, representing the settlement proceeds from the lawsuit against Cincinnati Insurance Company. Annualized return on average assets and return on average equity were 1.16% and 12.90%, respectively, for the first quarter of 2001, compared with 3.75% and 42.96% for the first quarter of 2000.

         Net interest income before provision for loan losses was $4,644,000 for the first quarter of 2001, compared to $4,472,000 for the first quarter of 2000 (an increase of $172,000 or 3.9%). This increase is a result of an increase in average interest-earning assets from $437.9 million for the three months ended March 31, 2000, to $476.7 million for the three months ended March 31, 2001. Specifically, the average balance of loans increased from $318.4 million for the three months ended March 31, 2000 to $351.3 million for the three months ended March 31, 2001, an increase of $32.9 million, while the average balance of investments increased $5.8 million (from $113.7 million to $119.5 million) over the same period.

         During the first quarter of 2001, as interest rates declined, PNB experienced a decrease in the net interest margin due to having more interest-bearing assets repricing and/or maturing than interest-bearing liabilities. As a result, the net yield on interest-earning assets (on a fully taxable equivalent basis) decreased from 4.34% for the first quarter of 2000 to 4.17% for the first quarter of 2001. PNB is positioned for an improving net interest margin in future quarters as repricing opportunities are presented. Approximately 80% of the subsidiary bank's interest-bearing deposits are repricing over the next six months.

         PNB recorded a loan loss provision of $50,000 in the first quarter of 2001 compared to $515,000 in the first quarter of 2000. The provision expense taken each quarter is determined by the risk characteristics of the loan portfolio. During the first quarter of 2000, the subsidiary bank had an increase in debt carryover from previous years with regard to its agricultural customers. Also, there was some uncertainty regarding government assistance for the agricultural customers, as well as the direction and severity of continued depressed commodity prices. These factors, coupled with the uncertainty of the weather and the previously mentioned loan growth, led the subsidiary bank to increase the allowance for loan losses through the first five months of 2000. As of June 30, 2000 however, much of this uncertainty had been eliminated and, accordingly, the loan loss provision was lower in the third quarter and fourth quarters of 2000. It is anticipated that the loan loss provision will continue to be lower during 2001.

         Non-interest income totaled $1,458,000 for the first quarter of 2001, as compared to $7,006,000 during the first quarter of 2000. After excluding the settlement from trust litigation and the loss on sale of loans from the first quarter 2000 figures, non-interest income increased by $428,000 (or 41.6%). The largest increase was in service charges on deposit accounts (increase of $98,000 or 23.2%), which have increased as the number of deposit accounts has grown. PNB also recorded net gains from sales of securities in the first quarter of 2001 of $95,000, compared to net losses of $86,000 during the first quarter of 2000. Additionally, PNB recorded a $122,000 gain from the sale of the subsidiary bank's downtown Oglesby branch building.

         Total non-interest expense for the first quarter of 2001 was $4,067,000, an increase of $160,000 (or 4.1%) from $3,907,000 in the first quarter of 2000. The largest increase was in salaries/employee benefits, which increased $217,000 (or 10.7%). Collectively, all other components of non-interest expense have decreased by $57,000 (or 3.0%).


INCOME TAXES

         Income tax expense totaled $506,000 for the first quarter of 2001, as compared to $2,604,000 for the first quarter of 2000. The primary cause for the decrease was the impact of the settlement proceeds from the trust litigation received in the first quarter of 2000. Additionally, PNB also recognized a tax benefit of approximately $90,000 from the aforementioned sale of the Oglesby facility in the first quarter of 2001. As a result, the effective tax rate was 25.5% for the three months ended March 31, 2000 compared to 36.9% for the same period in 2000.


ANALYSIS OF FINANCIAL CONDITION

         Total assets at March 31, 2001 increased to $520,240,000 from $515,180,000 at December 31, 2000 (an increase of $5.1 million or 1.0%). Total deposits have increased by $10,529,000 from December 31, 2000 to March 31, 2001 (or 2.5%). In comparing categories of deposits, for the first three months of 2001 to the

December 31, 2000 totals, two categories had increasing balances: time deposits (increase of $18.2 million or 7.7%), and savings deposits (increase of $1.0 million or 2.0%). Additionally, two categories had decreasing balances: interest-bearing demand deposits (decrease of $3.9 million or 4.2%), and demand deposits (decrease of $4.7 million or 9.6%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan ("TT&L") deposits, federal funds purchased, and Federal Home Loan Bank advances, decreased from $36,318,000 at December 31, 2000 to $32,064,000 at March 31, 2001 (decrease of
$4.3 million or 11.7%). This decrease is attributable to lower balances in customer repurchase agreements and TT&L deposits, as well as scheduled repayments of Federal Home Loan Bank advances and notes payable. Investments totaled $123,455,000 at March 31, 2001, compared to $119,117,000 at December 31,
2000 (an increase of $4.3 million or 3.6%).

         Loan demand slowed in the first quarter of 2001. This, combined with seasonal paydowns, contributed to a decrease in loan balances, net of unearned interest, to $347,963,000 at March 31, 2001, compared to $351,059,000 at
December 31, 2000 (a decrease of $3.1 million or 0.9%). Non-performing loans totaled $1,666,000 or 0.48% of net loans at March 31, 2001, as compared to $909,000 or 0.26% of net loans at December 31, 2000.

         For the three months ended March 31, 2001, the subsidiary bank charged off $194,000 of loans and had recoveries of $80,000, compared to charge-offs of $128,000 and recoveries of $79,000 during the three months ended March 31, 2000. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At March 31, 2001, the allowance was $2,596,000 which is 155.8% of non-performing loans and 0.75% of total loans, compared with $2,660,000 which was 292.6% of non-performing loans and 0.77% of total loans at December 31, 2000.

         At March 31, 2001, impaired loans totaled $739,000 compared to $513,000 at December 31, 2000, all of which related to impaired loans which do not have a specific allowance as the carrying value of the loans is less than the discounted present value of expected future cash flows or collateral value. Loans 90 days or more past due and still accruing interest at March 31, 2001 were $88,000, compared to $12,000 at December 31, 2000.


CAPITAL RESOURCES

         Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At March 31, 2001, total risk-based capital was 12.17%, compared to 12.71% at December 31, 2000. The Tier 1 capital ratio decreased from 8.89% at December 31, 2000, to 8.17% at March 31, 2001. Total stockholders' equity to total assets at March 31, 2001 decreased to 8.98% from 9.22% at December 31, 2000.

         During the first quarter of 2001, PNB began the stock repurchase program announced in December, 2000 purchasing 156,000 shares at an average cost of $15.63.

LIQUIDITY

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by operating and financing activities, partially offset by those used for investing activities, resulted in a net increase in cash and cash equivalents of $4,414,000 from December 31, 2000 to March 31, 2001. This increase was due to a net increase in deposits and a net decrease in loans, offset by an net increase in investment securities and a net decrease in borrowings. For more detailed informaion, see PNB's Consolidated Statements of Cash Flows.


CURRENT EVENTS

         Work has been completed on the subsidiary bank's newest facility in Huntley, Illinois. The facility is adjacent to the new Dell Webb Sun City community which is being constructed just outside of Huntley. The facility officially opened in February of this year.

         The Board of Directors declared a special one-time dividend of $.30 per share, payable to May 20, 2001 to those shareholders of record as of May 2, 2001. Additionally, to further enhance shareholder service, PNBC will begin offering electronic direct deposit of dividends beginning with the May 20 dividend payment.


IMPACT OF NEW ACCOUNTING STANDARDS

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in market risk since December 31, 2000, as reported in PNB's 2000 Annual Report on Form 10-K.


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

                                                     ---------------------------------------------------------------------
                                                     THREE MONTHS ENDED, MAR. 31, 2001   Three Months Ended, Mar. 31, 2000
                                                     ---------------------------------------------------------------------
                                                      AVERAGE                  YIELD/    Average                   Yield/
                                                      BALANCE    INTEREST       COST     Balance     Interest       Cost
                                                     --------    --------     --------   --------    --------     --------
AVERAGE INTEREST-EARNING ASSETS

Interest-bearing deposits                            $  1,971    $     25        5.14%   $  2,910    $     30        4.15%
Taxable investment securities                          81,283       1,273        6.35%     78,352       1,152        5.91%
Tax-exempt investment securities                       38,200         723        7.68%     35,388         692        7.86%
Federal funds sold                                      3,882          53        5.54%      2,767          36        5.16%
Net loans                                             351,329       7,732        8.93%    318,442       6,801        8.59%
                                                     --------    --------                --------    --------

               Total interest-earning assets          476,665       9,806        8.34%   $437,859       8,710        8.00%
                                                     --------    --------                --------    --------

Average non-interest earning assets                    40,204                              39,302
                                                     --------                            --------

               Total average assets                  $516,869                            $477,161
                                                     ========                            ========

AVERAGE INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits                     $ 91,216         556        2.47%   $ 92,508         512        2.23%
Savings deposits                                       46,715         230        2.00%   $ 52,807         267        2.03%
Time deposits                                         248,881       3,631        5.92%    212,361       2,794        5.29%
Interest-bearing demand notes
   issued to the U.S. Treasury                          1,012          13        5.21%      1,077          14        5.23%
Federal funds purchased and
   securities repurchase agreements                    19,129         243        5.15%     13,580         169        5.01%
Advances from Federal Home Loan Bank                   12,197         185        6.15%     13,301         189        5.72%
Borrowings                                              1,847          42        9.22%      2,133          42        7.92%
                                                     --------    --------                --------    --------

               Total interest-bearing liabilities     420,997       4,900        4.72%    387,767       3,987        4.14%
                                                     --------    --------                --------    --------

Net yield on average interest-earning assets                     $  4,906        4.17%               $  4,723        4.34%
                                                                 ========                            ========
Average non-interest-bearing liabilities               49,365                              47,701

Average stockholders' equity                           46,507                              41,693
                                                     --------                            --------

               Total average liabilities and
                  stockholders' equity               $516,869                            $477,161
                                                     ========                            ========