Form 10-Q
period 2001-06-30
PRINCETON NATIONAL BANCORP INC
filed 2001-08-10
CIK 707855

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001


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

                              Yes __X__  No _____

         As of July 24, 2001, the registrant had outstanding 3,306,377 shares of its $5 par value common stock.


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

         The Annual Meeting of Shareholders of Princeton National Bancorp, Inc. was held on April 10, 2001, for the purpose of electing three directors each to serve for a term of three years. Proxies for the meeting were solicited by Management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to Management's solicitation.

         All three of Management's nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

                                  Shares
                                   Voted            Shares
                                   "For           "Withheld"         Abstain
                                -----------       ----------        ---------

Dr. Harold C. Hutchinson, Jr.    2,303,679          25,139           415,944
Stephen W. Samet                 2,078,961         249,857           415,944
Thomas R. Lasier                 2,327,793           1,025           415,944


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                       None.

         (b) No reports on Form 8-K were filed by the Corporation for the quarter ended June 30, 2001.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRINCETON NATIONAL BANCORP, INC.


Date: August 2, 2001                    By /s/ Tony J. Sorcic
                                           -------------------------------------
                                           Tony J. Sorcic
                                           President & Chief Executive Officer


Date: August 2, 2001                    By /s/ Todd D. Fanning
                                           -------------------------------------
                                           Todd D. Fanning
                                           Chief Financial Officer

                                                                      Schedule 1
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                                     JUNE 30,       December 31,
                                                                       2001             2000
                                                                   ------------     ------------
ASSETS
Cash and due from banks                                            $     14,855     $     16,779
Federal funds sold                                                        5,300            2,200
Loans held for sale, at lower of cost or market                           4,815            3,912
Investment securities:
      Available-for-sale, at fair value                                 107,770          105,440
      Held-to-maturity, at amortized cost                                14,416           13,677
                                                                   ------------     ------------
          Total investment securities                                   122,186          119,117
                                                                   ------------     ------------
Loans:
      Gross loans, net of unearned interest                             343,717          347,147
                Allowance for loan losses                                (2,403)          (2,660)
                                                                   ------------     ------------
          Net loans                                                     341,314          344,487
                                                                   ------------     ------------

Premises and equipment, net of accumulated depreciation                  14,021           12,952
Interest receivable                                                       5,576            6,781
Goodwill and intangible assets, net of accumulated amortization           3,899            4,082
Other assets                                                             13,564            4,870
                                                                   ------------     ------------

        TOTAL ASSETS                                               $    525,530     $    515,180
                                                                   ============     ============

LIABILITIES
Deposits:
     Demand                                                        $     45,550     $     49,140
     Interest-bearing demand                                             97,460           92,690
     Savings                                                             47,900           47,079
     Time                                                               252,913          236,395
                                                                   ------------     ------------
            Total deposits                                              443,823          425,304

Borrowings:
     Customer repurchase agreements                                      14,520           20,166
     Advances from Federal Home Loan Bank                                11,836           12,216
     Interest-bearing demand notes issued to the U.S. Treasury            2,410            2,086
     Notes payable                                                        1,700            1,850
                                                                   ------------     ------------
            Total borrowings                                             30,466           36,318

Other liabilities                                                         5,160            6,082
                                                                   ------------     ------------
       TOTAL LIABILITIES                                                479,449          467,704
                                                                   ------------     ------------

STOCKHOLDERS' EQUITY
Common stock: $5 par value, 7,000,000 shares
     authorized; 4,139,841 issued                                        20,699           20,699
Surplus                                                                   6,390            6,364
Retained earnings                                                        30,066           28,963
Accumulated other comprehensive income, net of tax                          951              580
Less: Cost of 833,464 treasury shares at June 30, 2001
     and 650,070 treasury shares at December 31, 2000                   (12,025)          (9,130)
                                                                   ------------     ------------
       TOTAL STOCKHOLDERS' EQUITY                                        46,081           47,476
                                                                   ------------     ------------
       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                    $    525,530     $    515,180
                                                                   ============     ============

           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 2
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  For the Three Months             For the Six Months
                                                                      Ended June 30                   Ended June 30
                                                                  2001            2000            2001            2000
                                                              ------------    ------------    ------------    ------------
INTEREST INCOME:
     Interest and fees on loans                               $      7,492    $      7,046    $     15,207    $     13,831
     Interest and dividends on investment securities                 1,769           1,665           3,520           3,274
     Interest on short-term funds                                       69              97             147             162
                                                              ------------    ------------    ------------    ------------
            Total interest income                                    9,330           8,808          18,874          17,267

INTEREST EXPENSE:
     Interest on deposits                                            4,241           3,720           8,658           7,293
     Interest on borrowings                                            388             444             871             858
                                                              ------------    ------------    ------------    ------------
            Total interest expense                                   4,629           4,164           9,529           8,151
                                                              ------------    ------------    ------------    ------------
NET INTEREST INCOME                                                  4,701           4,644           9,345           9,116
Provision for loan losses                                               25             205              75             720
                                                              ------------    ------------    ------------    ------------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                 4,676           4,439           9,270           8,396

NON-INTEREST INCOME:
     Trust & farm management fees                                      274             308             602             612
     Service charges on deposit accounts                               575             468           1,096             891
     Other service charges                                             297             228             537             429
     Loss on sale of loans                                               0               0               0            (259)
     Gain (loss) on sales of securities available-for-sale             108               0             203             (86)
     Loan servicing fees and other charges                              71              23             121              44
     Settlement of trust litigation                                      0               0               0           6,235
     Gain on sale of fixed assets                                        0               0             122               0
     Other operating income                                             85              64             187             232
                                                              ------------    ------------    ------------    ------------
            Total non-interest income                                1,410           1,091           2,868           8,098

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                  2,318           2,185           4,568           4,218
     Occupancy                                                         282             254             557             503
     Equipment expense                                                 321             308             630             631
     Federal deposit insurance assessments                              49              47              98              94
     Goodwill and intangible assets amortization                       108             109             216             217
     Data processing                                                   162             148             313             291
     Other operating expense                                           957             902           1,882           1,906
                                                              ------------    ------------    ------------    ------------
            Total non-interest expense                               4,197           3,953           8,264           7,860
                                                              ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                                           1,889           1,577           3,874           8,634
Income tax expense                                                     580             454           1,086           3,058
                                                              ------------    ------------    ------------    ------------

NET INCOME                                                    $      1,309    $      1,123    $      2,788    $      5,576
                                                              ============    ============    ============    ============


NET INCOME PER SHARE:
     Basic                                                            0.40            0.32            0.83            1.57
     Diluted                                                          0.39            0.32            0.83            1.55

Basic weighted average shares outstanding                        3,312,858       3,485,224       3,356,194       3,551,682
Diluted weighted average shares outstanding                      3,322,210       3,485,224       3,364,569       3,586,132

Dividends per share                                                  0.400           0.095           0.500           0.185

           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 2
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                         For the Three Months          For the Six Months
                                                                            Ended June 30                 Ended June 30
                                                                         2001           2000           2001           2000
                                                                      ----------     ----------     ----------     ----------
Net Income                                                                 1,309     $    1,123     $    2,788     $    5,576

  Other comprehensive income (loss), net of tax

          Unrealized holding gain (loss) arising during the period          (123)           (86)           495            181
           Less: Reclassification adjustment for realized (gains)
                      losses included in net income                          (66)             0           (124)            56
                                                                      ----------     ----------     ----------     ----------

  Other comprehensive income (loss)                                         (189)           (86)           371            237
                                                                      ----------     ----------     ----------     ----------

Comprehensive income                                                       1,120     $    1,037     $    3,159     $    5,813
                                                                      ==========     ==========     ==========     ==========

           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 3
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                     For the Six Months
                                                                                        Ended June 30
                                                                                     2001           2000
                                                                                  ----------     ----------
Balance, January 1                                                                $   47,476     $   40,946

     Net income                                                                        2,788          5,576
     Cash dividends ($0.50 per share in 2001, and $.185 per share in 2000)            (1,683)          (661)
     Other comprehensive income, net of tax                                              371            237
     Purchases of treasury stock (186,000 shares in 2001, and 183,386
          shares in 2000)                                                             (2,912)        (1,990)
     Sales of treasury stock  (2,606 shares in 2001, and 2,207 shares in 2000)            41             25
                                                                                  ----------     ----------

Balance, June 30                                                                  $   46,081     $   44,133
                                                                                  ==========     ==========

           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 4
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                For the Six Months
                                                                                   Ended June 30
                                                                                2001           2000
                                                                             ----------     ----------
OPERATING ACTIVITIES:
     Net income                                                              $    2,788     $    5,576
     Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
              Depreciation                                                          590            579
              Provision for loan losses                                              75            720
              Amortization of goodwill and intangible assets                        216            217
              Amortization of premiums on investment
                 securities, net of accretion                                         5             47
              (Gain) loss on securities transactions, net                          (203)            86
              Loans originated for sale                                          (8,395)        (2,464)
              Proceeds from sales of loans originated for sale                    7,492              0
              Loss on sale of loans                                                   0          6,260
              Proceeds from sales of fixed assets                                   175           (259)
              Gain on sale of fixed assets                                         (122)             0
              Increase in interest payable                                          103             35
              Decrease in interest receivable                                     1,205            470
              Increase in other assets                                           (8,727)          (654)
              (Decrease) increase in other liabilities                           (1,261)           557
                                                                             ----------     ----------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (6,059)        11,170
                                                                             ----------     ----------

INVESTING ACTIVITIES:
     Proceeds from sales of investment securities available-for-sale             15,206          1,007
     Proceeds from maturities of investment securities available-for-sale        14,510         18,787
     Purchase of investment securities available-for-sale                       (31,236)       (21,790)
     Proceeds from maturities of investment securities held-to-maturity             531            864
     Purchase of investment securities held-to-maturity                          (1,275)        (2,263)
     Proceeds from sales of other real estate owned                                   0            121
     Net decrease (increase) in loans                                             3,098        (15,837)
     Purchases of premises and equipment                                         (1,712)          (670)
                                                                             ----------     ----------
                NET CASH USED IN INVESTING ACTIVITIES                              (878)       (19,781)
                                                                             ----------     ----------
FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                         18,519         (7,518)
     Net decrease (increase) in borrowings                                       (5,852)         3,575
     Dividends paid                                                              (1,683)          (661)
     Purchases of treasury stock                                                 (2,912)        (1,990)
     Sales of treasury stock                                                         41             25
                                                                             ----------     ----------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               8,113         (6,569)
                                                                             ----------     ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,176        (15,180)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 18,979         27,225
                                                                             ----------     ----------

CASH AND CASH EQUIVALENTS AT JUNE 30                                         $   20,155     $   12,045
                                                                             ==========     ==========
------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
              Cash paid during the period for:
                    Interest                                                 $    9,426     $    8,116
                    Income taxes                                             $    1,779     $    2,383

Supplemental disclosures of non-cash flow activities:
              Loans transferred to other real estate owned                   $        0     $       68

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

EARNINGS PER SHARE CALCULATION

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

                                              Three Months Ended           Six Months Ended
                                                    June 30,                   June 30,
                                              2001          2000          2001          2000
                                              ----          ----          ----          ----
Numerator:
         Net income                        $    1,309    $    1,123    $    2,788    $    5,576

Denominator:
         Basic earnings per share-
         weighted average shares            3,312,858     3,485,224     3,356,194     3,551,682

         Effect of dilutive securities-
         stock options                          9,352             0         8,375             0
                                           ----------    ----------    ----------    ----------
         Diluted earnings per share-
         adjusted weighted average
         shares                             3,322,210     3,485,224     3,364,569     3,586,132

Net income per share:

         Basic                             $     0.40    $     0.32    $     0.83    $     1.57

         Diluted                           $      0.3    $     0.32    $     0.83    $     1.55

                                                                      Schedule 6


                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001



         The following discussion provides information about Princeton National Bancorp, Inc.'s ("PNBC" or the "Corporation") financial condition and results of operations for the quarter and six months ended June 30, 2001. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words "believes", "expects", "anticipates", "estimates", or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.


RESULTS OF OPERATIONS

         Net income for the second quarter of 2001 was $1,309,000, or basic earnings per share of $0.40 (diluted earnings per share of $0.39) as compared to net income of $1,123,000 in the second quarter of 2000, or basic and diluted earnings per share of $0.32. This represents an increase of $186,000 (16.6%) or $.08 per basic share (25.0%). For the first six months of 2001, net income was $2,788,000, or basic and diluted earnings per share of $0.83. Net income for the first six months of 2000 was $5,576,000, or basic earnings per share of $1.57 (diluted earnings per share of $1.55). Net income was higher during the first six months of 2000 due to PNBC's subsidiary bank receiving $6,234,888 in March, 2000, which represented the settlement proceeds from the lawsuit against Cincinnati Insurance Company. The annualized return on average assets and return on average equity were 1.02% and 11.55%, respectively, for the second quarter of 2001, compared with 0.94% and 10.45% for the second quarter of 2000. For the six-month periods, the annualized return on average assets and average equity were 1.09% and 12.23%, respectively, for 2001, compared to 2.34% and 26.41% in 2000, which includes the proceeds from the aforementioned lawsuit.

         Net interest income before provision for loan losses was $4,701,000 for the second quarter of 2001, compared to $4,644,000 for the second quarter of 2000 (an increase of $57,000 or 1.2%). This increase is a result of an increase in average interest-earning assets from $445.5 million for the three months ended June 30, 2000, to $474.4 million for the three months ended June 30,

2001. Specifically, the average balance of gross loans, net of unearned interest, increased from $325.9 million for the three months ended June 30, 2000 to $347.1 million for the three months ended June 30, 2001, an increase of $21.2 million. This increase more than offset the decrease in the net yield on interest-earning assets (on a fully taxable equivalent basis) from 4.40% in the second quarter of 2000 to 4.19% in the second quarter of 2001, a result of being positively gapped over the past twelve months (greater amount of interest-earning assets repricing than interest- bearing liabilities). PNBC is positioned for an improving net interest margin in future quarters as repricing opportunities are presented. The net yield on interest-earning assets did increase from 4.17% for the first quarter of 2001 as the amount of repricing interest-bearing liabilities has increased in comparison to interest-earning assets.

         For the six-month periods, net interest income before provision for loan losses was $9,345,000 for 2001, as compared to $9,116,000 for 2000, representing an increase of $229,000 (or 2.5%). Again, the six-month increase is due to an increase in average interest-earning assets from $441.7 million for the six months ended June 30, 2000, to $475.5 million for the six months ended June 30, 2001. Similarly, the net yield on interest-earning assets (on a fully taxable equivalent basis) decreased from 4.36% for the first six months of 2000 to 4.18% for the first six months of 2001.

         PNBC recorded a loan loss provision of $25,000 in the second quarter of 2001 compared to $205,000 in the second quarter of 2000. The provision expense taken each quarter is determined by the risk characteristics of the loan portfolio. For the first six months of 2001, PNBC has recorded $75,000 in loan loss provision compared to $720,000 for the same period in 2000. During the first six months of 2000, the subsidiary bank had an increase in debt carryover from previous years with regard to its agricultural customers. Also, there was some uncertainty regarding government assistance for the agricultural customers, as well as the direction and severity of continued depressed commodity prices. These factors, coupled with the uncertainty of the weather and the previously mentioned loan growth, led the subsidiary bank to increase the allowance for loan losses through the first five months of 2000. After June 30, 2000 however, much of this uncertainty had been eliminated and, accordingly, the loan loss provision was lower in the third and fourth quarters of 2000.

         Non-interest income totaled $1,410,000 for the second quarter of 2001, as compared to $1,091,000 during the second quarter of 2000, an increase of $319,000 (or 29.2%). Service charges on deposit accounts increased $107,000 (or 22.9%) during this time. Also, PNBC had $108,000 from gains on securities sales, as well as a $69,000 increase in other service charges, due to an increase in fee income from Prime Vest brokerage services. For the first six months of 2001, non-interest income was $2,868,000, a decrease of $5,230,000 (or 64.6%) from the $8,098,000 reported in the first six months of 2000. After excluding the settlement from trust litigation of $6,235,000 from the 2000 figures, non-interest income increased by $1,005,000 (or 53.9%). Year-to-date, the largest increase was in service charges on deposit accounts (increase of $205,000 or 23.0%), which have increased as the number of deposit accounts has grown. PNBC also recorded net gains from sales of securities in the first six months of 2001 of $203,000, compared to net losses of $86,000 during the first six months of 2000; and there were no losses on loan sales in 2001, compared to a loss of $259,0000 in 2000. Additionally, PNBC recorded a $122,000 gain from the sale of the subsidiary bank's downtown Oglesby branch building during 2001.

         Total non-interest expense for the second quarter of 2001 was $4,197,000, an increase of $244,000 (or 6.2%) from $3,953,000 in the second quarter of 2000. The largest increase was in salaries/employee benefits, which increased $133,000 (or 6.1%), a result of adding the Huntley office location in 2001.

Year-to-date non-interest expenses for 2001 of $8,264,000 have increased $404,000 (or 5.1%) from the same period in 2000, but are at expected levels. Again, with the addition of the Huntley office, the most notable increase is in salaries and employee benefits which has increased $350,000 (or 8.3%) in comparing the six-month periods.


INCOME TAXES

         Income tax expense totaled $580,000 for the second quarter of 2001, as compared to $454,000 for the second quarter of 2000. For the first six months of 2001, income tax expense was $1,086,000 compared to $3,058,000 for the first six months of 2000. The primary cause for the decrease for the six-month period was the impact of the settlement proceeds from the trust litigation received in the first quarter of 2000. Additionally, PNBC also recognized a tax benefit of approximately $90,000 from the previously mentioned sale of the Oglesby facility in the first quarter of 2001. As a result, the effective tax rate was 28.0% for the six months ended June 30, 2001 compared to 35.4% for the same period in 2000.


ANALYSIS OF FINANCIAL CONDITION

         Total assets at June 30, 2001 increased to $525,530,000 from $515,180,000 at December 31, 2000 (an increase of $10.4 million or 2.0%). Total deposits have increased by $18,519,000 from December 31, 2000 to June 30, 2001 (or 4.4%). In comparing categories of deposits, for the first six months of 2001 to the December 31, 2000 totals, three categories had increasing balances: time deposits (increase of $16.5 million or 7.0%), interest-bearing demand deposits (increase of $4.8 million or 5.2%), and savings deposits (increase of $0.8 million or 1.7%). Only one category had a decreasing balance, demand deposits decreased by $3.6 million (or 7.3%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan ("TT&L") deposits, federal funds purchased, and Federal Home Loan Bank advances, decreased from $36,318,000 at December 31, 2000 to $30,466,000 at June 30, 2001 (decrease of
$5.9 million or 16.1%). This decrease is attributable to lower balances in customer repurchase agreements and TT&L deposits, as well as scheduled repayments of Federal Home Loan Bank advances and notes payable. Investments totaled $122,186,000 at June 30, 2001, compared to $119,117,000 at December 31,
2000 (an increase of $3.1 million or 2.6%).

         Loan demand has slowed in the first six months of 2001. This, combined with seasonal pay downs, contributed to a decrease in loan balances, net of unearned interest, to $348,532,000 at June 30, 2001, compared to $351,059,000 at December 31, 2000 (a decrease of $2.5 million or 0.7%). Non-performing loans totaled $2,651,000 or 0.76% of net loans at June 30, 2001, as compared to $909,000 or 0.26% of net loans at December 31, 2000.

         For the six months ended June 30, 2001, the subsidiary bank charged off $461,000 of loans and had recoveries of $129,000, compared to charge-offs of $295,000 and recoveries of $176,000 during the six months ended June 30, 2000. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At June 30, 2001, the allowance was $2,403,000 which is 90.7% of non- performing loans and 0.69% of total loans, compared with $2,660,000 which was 292.6% of non- performing loans and 0.77% of total loans at December 31, 2000.

         At June 30, 2001, impaired loans totaled $1,698,000 compared to $513,000 at December 31, 2000, all of which related to impaired loans which do not have a specific allowance, as the carrying value of the loans is less than the discounted present value of expected future cash flows or collateral value. Loans 90 days or more past due and still accruing interest at June 30, 2001 were $19,000, compared to $12,000 at December 31, 2000.


CAPITAL RESOURCES

         Federal regulations require all financial institutions to evaluate capital adequacy by the risk- based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At June 30, 2001, total risk-based capital of PNBC was 11.83%, compared to 12.71% at December 31, 2000. The Tier 1 capital ratio decreased from 8.89% at December 31, 2000, to 8.11% at June 30, 2001. Total stockholders' equity to total assets at June 30, 2001 decreased to 8.77% from 9.22% at December 31, 2000.

         During the first quarter of 2001, PNBC began the stock repurchase program announced in December, 2000. As of June 30, a total of 186,000 shares have been repurchased, at an average cost of $15.65.


LIQUIDITY

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by financing activities, offset by those used for investing and operating activities, resulted in a net increase in cash and cash equivalents of $1,176,000 from December 31, 2000 to June 30, 2001. This increase was due to a net increase in deposits and a net decrease in loans, offset by an net increase in investment securities and other assets as well as a decrease in borrowings. For more detailed information, see PNBC's Consolidated Statements of Cash Flows.


CURRENT EVENTS

         The Board of Directors declared a special one-time dividend of $.30 per share, payable on May 20, 2001 to those shareholders of record as of May 2, 2001. Additionally, to further enhance shareholder service, PNBC began offering electronic direct deposit of dividends effective with the May 20 dividend payment.


IMPACT OF NEW ACCOUNTING STANDARDS

         In September, 2000, the FASB issued Statement 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (FAS 140). FAS 140 supercedes and replaces Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". Accordingly, FAS 140 is now the authoritative accounting literature for transfers and servicing of financial assets and extinguishment of liabilities. FAS 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of FAS 140 related to transfers of financial assets are to be applied to all transfers of financial assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in FAS 140 are effective for fiscal years ending after December 15, 2000. The adoption of FAS 140 did not have a material impact on the financial condition or results of operations of the Corporation.

         In July 2001, the FASB issued Statement 141, "Business Combinations" (FAS 141) and Statement 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 required that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. FAS 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of FAS 142. As required under FAS 142, the Company will discontinue the amortization of goodwill with an expected net carrying value of approximately $3.1 million at the date of adoption and annual amortization of $397,000 that resulted from business combinations prior to the adoption of FAS 141. However, the Company continues to evaluate the additional effect, if any, that adoption of FAS 141 and FAS 142 will have on the Company's consolidated financial statements.


LEGAL PROCEEDINGS

         There are various claims pending against PNBC's subsidiary bank, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to PNBC's financial condition.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in market risk since December 31, 2000, as reported in PNBC's 2000 Annual Report on Form 10-K.


EFFECTS OF INFLATION

         The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY


     The following table sets forth (in thousands) details of average balances, interest income and expense, and resulting annualized rates for the Corporation for the periods indicated, reported on a fully taxable equivalent basis, using a tax rate of 34%.

                                                 ------------------------------------------------------------------------
                                                   SIX MONTHS ENDED, JUNE 30, 2001     Six Months Ended, June 30, 2000

                                                  -----------------------------------------------------------------------
                                                   AVERAGE                  YIELD/     Average                    Yield/
                                                   BALANCE    INTEREST       COST      Balance     Interest        Cost
                                                  ---------  ----------    --------   ---------   ----------     --------
AVERAGE INTEREST-EARNING ASSETS

Interest-bearing deposits                         $  2,444    $     59        4.87%    $  2,799    $     78        5.57%
Taxable investment securities                       82,902       2,538        6.17%      78,292       2,356        6.02%
Tax-exempt investment securities                    38,565       1,488        7.78%      36,289       1,392        7.67%
Federal funds sold                                   3,616          88        4.91%       2,942          84        5.71%
Net loans                                          347,975      15,223        8.82%     321,348      13,861        8.63%
                                                  --------     --------                --------    --------

            Total interest-earning assets          475,502      19,396        8.23%    $441,671      17,771        8.05%
                                                  --------     --------                --------    --------

Average non-interest earning assets                 41,135                               38,379
                                                  --------                             --------

            Total average assets                  $516,637                             $480,050
                                                  ========                             ========


AVERAGE INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits                  $ 91,444       1,053        2.32%    $ 92,058       1,100        2.39%
Savings deposits                                    47,331         473        2.02%    $ 52,573         523        1.99%
Time deposits                                      248,684       7,132        5.78%     212,309       5,670        5.34%
Interest-bearing demand notes
   issued to the U.S. Treasury                         996          21        4.25%       1,410          38        5.39%
Federal funds purchased and
   securities repurchase agreements                 17,983         405        4.54%      13,735         363        5.29%
Advances from Federal Home Loan Bank                12,102         368        6.13%      13,201         374        5.67%
Borrowings                                           1,798          77        8.64%       2,115          83        7.85%
                                                  --------     --------                --------    --------

            Total interest-bearing liabilities     420,338       9,529        4.57%     387,402       8,151        4.21%
                                                  --------     --------                --------    --------

Net yield on average interest-earning assets                  $  9,867        4.18%                $  9,620        4.36%
                                                              ========                             ========

Average non-interest-bearing liabilities            50,326                               50,186

Average stockholders' equity                        45,973                               42,463
                                                  --------                             --------

            Total average liabilities and
               stockholders' equity               $516,637                             $480,050
                                                  ========                             ========