Form 10-Q
period 2001-09-30
PRINCETON NATIONAL BANCORP INC
filed 2001-11-09
CIK 707855

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001


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

                             Yes ___X___  No _______

         As of October 24, 2001, the registrant had outstanding 3,307,320 shares of its $5 par value common stock.





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

     (a)  Exhibits:

          None.

     (b) No reports on Form 8-K were filed by the Corporation for the quarter ended September 30, 2001.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRINCETON NATIONAL BANCORP, INC.


Date: November 6, 2001                 By    /s/ Tony J. Sorcic
                                             -----------------------------------
                                             Tony J. Sorcic
                                             President & Chief Executive Officer


Date: November 6, 2001                 By    /s/ Todd D. Fanning
                                             -----------------------------------
                                             Todd D. Fanning
                                             Chief Financial Officer

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 1
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (dollars in thousands, except share data)

                                                                   SEPTEMBER 30,    December 31,
                                                                       2001             2000
                                                                   ------------     ------------
ASSETS
Cash and due from banks                                            $     23,358     $     16,779
Federal funds sold                                                       13,800            2,200
Loans held for sale, at lower of cost or market                           4,544            3,912
Investment securities:
      Available-for-sale, at fair value                                 116,543          105,440
      Held-to-maturity, at amortized cost                                13,864           13,677
                                                                   ------------     ------------
          Total investment securities                                   130,407          119,117
                                                                   ------------     ------------
Loans:
      Gross loans, net of unearned interest                             341,471          347,147
                Allowance for loan losses                                (2,201)          (2,660)
                                                                   ------------     ------------
          Net loans                                                     339,270          344,487
                                                                   ------------     ------------

Premises and equipment, net of accumulated depreciation                  13,810           12,952
Interest receivable                                                       7,897            6,781
Goodwill and intangible assets, net of accumulated amortization           3,841            4,082
Other assets                                                             13,774            4,870
                                                                   ------------     ------------
        TOTAL ASSETS                                               $    550,701     $    515,180
                                                                   ============     ============

LIABILITIES
Deposits:
     Demand                                                        $     54,964     $     49,140
     Interest-bearing demand                                            110,540           92,690
     Savings                                                             50,125           47,079
     Time                                                               252,246          236,395
                                                                   ------------     ------------
            Total deposits                                              467,875          425,304

Borrowings:
     Customer repurchase agreements                                      12,902           20,166
     Advances from Federal Home Loan Bank                                11,643           12,216
     Interest-bearing demand notes issued to the U.S. Treasury            2,400            2,086
     Notes payable                                                        1,650            1,850
                                                                   ------------     ------------
            Total borrowings                                             28,595           36,318

Other liabilities                                                         6,179            6,082
                                                                   ------------     ------------
       TOTAL LIABILITIES                                                502,649          467,704
                                                                   ------------     ------------

STOCKHOLDERS' EQUITY
Common stock: $5 par value, 7,000,000 shares
     authorized; 4,139,841 issued                                        20,699           20,699
Surplus                                                                   6,399            6,364
Retained earnings                                                        30,981           28,963
Accumulated other comprehensive income, net of tax                        1,993              580
Less: Cost of 832,521 treasury shares at September 30, 2001
     and 650,070 treasury shares at December 31, 2000                   (12,020)          (9,130)
                                                                   ------------     ------------
       TOTAL STOCKHOLDERS' EQUITY                                        48,052           47,476
                                                                   ------------     ------------
       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                    $    550,701     $    515,180
                                                                   ============     ============

           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 2
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                            For the Three Months             For the Nine Months
                                                             Ended September 30              Ended September 30
                                                            2001            2000            2001            2000
                                                        ------------    ------------    ------------    ------------
INTEREST INCOME:
     Interest and fees on loans                         $      7,342    $      7,462    $     22,549    $     21,293
     Interest and dividends on investment securities           1,780           1,713           5,300           4,987
     Interest on short-term funds                                143              25             290             187
                                                        ------------    ------------    ------------    ------------
            Total interest income                              9,265           9,200          28,139          26,467

INTEREST EXPENSE:
     Interest on deposits                                      4,303           4,035          12,961          11,328
     Interest on borrowings                                      303             517           1,174           1,375
                                                        ------------    ------------    ------------    ------------
            Total interest expense                             4,606           4,552          14,135          12,703
                                                        ------------    ------------    ------------    ------------
NET INTEREST INCOME                                            4,659           4,648          14,004          13,764
Provision for loan losses                                        360              50             435             770
                                                        ------------    ------------    ------------    ------------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                           4,299           4,598          13,569          12,994

NON-INTEREST INCOME:
     Trust & farm management fees                                293             288             895             900
     Service charges on deposit accounts                         553             515           1,649           1,406
     Other service charges                                       237             219             774             648
     Loss on sale of loans                                         0               0               0            (259)
     Gain on sales of securities available-for-sale              138             124             341              38
     Loan servicing fees and other charges                        92              24             213              68
     Settlement of trust litigation                                0               0               0           6,235
     Gain on sale of fixed assets                                  0               0             122               0
     Other operating income                                      219              64             406             296
                                                        ------------    ------------    ------------    ------------
            Total non-interest income                          1,532           1,234           4,400           9,332

NON-INTEREST EXPENSE:
     Salaries and employee benefits                            2,358           2,203           6,926           6,421
     Occupancy                                                   324             241             881             744
     Equipment expense                                           321             302             951             933
     Federal deposit insurance assessments                        49              47             147             141
     Goodwill and intangible assets amortization                 108             109             324             326
     Data processing                                             152             142             465             433
     Other operating expense                                     842           1,049           2,724           2,955
                                                        ------------    ------------    ------------    ------------
            Total non-interest expense                         4,154           4,093          12,418          11,953
                                                        ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                                     1,677           1,739           5,551          10,373
Income tax expense                                               401             509           1,487           3,567
                                                        ------------    ------------    ------------    ------------

NET INCOME                                              $      1,276    $      1,230    $      4,064    $      6,806
                                                        ============    ============    ============    ============


NET INCOME PER SHARE:
     Basic                                                      0.39            0.35            1.22            1.93
     Diluted                                                    0.38            0.35            1.21            1.91

Basic weighted average shares outstanding                  3,306,408       3,486,565       3,339,416       3,529,818
Diluted weighted average shares outstanding                3,317,433       3,521,015       3,348,629       3,564,268

Dividends per share                                            0.110           0.095           0.610           0.280


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 2
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      For the Three Months          For the Nine Months
                                                                      Ended September 30            Ended September 30
                                                                      2001           2000           2001           2000
                                                                   ----------     ----------     ----------     ----------
Net Income                                                              1,276     $    1,230     $    4,064     $    6,806

  Other comprehensive income, net of tax

          Unrealized holding gain arising during the period             1,127            421          1,622            606
           Less: Reclassification adjustment for realized gains
                    included in net income                                (85)           (76)          (209)           (23)
                                                                   ----------     ----------     ----------     ----------

  Other comprehensive income                                            1,042            345          1,413            583
                                                                   ----------     ----------     ----------     ----------

Comprehensive income                                                    2,318     $    1,575     $    5,477     $    7,389
                                                                   ==========     ==========     ==========     ==========


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 3
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                           For the Nine Months
                                                                                           Ended September 30
                                                                                        2001               2000
                                                                                     ----------         ----------
Balance, January 1                                                                   $   47,476         $   40,946

     Net income                                                                           4,064              6,806
     Cash dividends ($0.61 per share in 2001, and $.28 per share in 2000)                (2,046)              (992)
     Other comprehensive income, net of tax                                               1,413                583
     Purchases of treasury stock (186,000 shares in 2001, and 183,386                    (2,912)            (1,990)
          shares in 2000)
     Sales of treasury stock (3,549 shares in 2001, and 2,890 shares in 2000)                57                 33
                                                                                     ----------         ----------

Balance, September 30                                                                $   48,052         $   45,386
                                                                                     ==========         ==========


           SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 4
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                For the Nine Months
                                                                                Ended September 30
                                                                                2001           2000
                                                                             ----------     ----------
OPERATING ACTIVITIES:
     Net income                                                              $    4,064     $    6,806
     Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
              Depreciation                                                          906            856
              Provision for loan losses                                             435            770
              Amortization of goodwill and intangible assets                        324            326
              Amortization of premiums on investment
                 securities, net of accretion                                        47             52
              Gain on securities transactions, net                                 (341)           (38)
              Loans originated for sale                                         (14,921)        (3,923)
              Proceeds from sales of loans originated for sale                   14,289          7,482
              Loss on sale of loans                                                   0           (259)
              Gain on sale of fixed assets                                         (122)             0
              Increase in interest payable                                           61            272
              Increase in interest receivable                                    (1,116)        (1,370)
              Increase in other assets                                           (8,987)          (984)
              (Decrease) increase in other liabilities                             (858)           644
                                                                             ----------     ----------
                NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              (6,219)        10,634
                                                                             ----------     ----------

INVESTING ACTIVITIES:
     Proceeds from sales of investment securities available-for-sale             20,341          4,758
     Proceeds from maturities of investment securities available-for-sale        24,779         26,224
     Purchase of investment securities available-for-sale                       (53,185)       (30,581)
     Proceeds from maturities of investment securities held-to-maturity             876          1,055
     Purchase of investment securities held-to-maturity                          (1,500)        (2,752)
     Proceeds from sales of fixed assets                                            175              0
     Proceeds from sales of other real estate owned                                   0            160
     Net decrease (increase) in loans                                             4,782        (27,310)
     Purchases of premises and equipment                                         (1,817)        (1,689)
                                                                             ----------     ----------
                NET CASH USED IN INVESTING ACTIVITIES                            (5,549)       (30,135)
                                                                             ----------     ----------
FINANCING ACTIVITIES:
     Net increase in deposits                                                    42,571         12,106
     Net decrease in borrowings                                                  (7,723)        (1,512)
     Dividends paid                                                              (2,046)          (992)
     Purchases of treasury stock                                                 (2,912)        (1,990)
     Sales of treasury stock                                                         57             33
                                                                             ----------     ----------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                        29,947          7,645
                                                                             ----------     ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 18,179        (11,856)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 18,979         27,225
                                                                             ----------     ----------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                    $   37,158     $   15,369
                                                                             ==========     ==========
------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
          Cash paid during the period for:
             Interest                                                        $   14,074     $   11,209
             Income taxes                                                    $    1,954     $    3,255

Supplemental disclosures of non-cash flow activities:
          Loans transferred to other real estate owned                       $        0     $      177


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

EARNINGS PER SHARE CALCULATION

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

                                                 Three Months Ended              Nine Months Ended
                                                      Sept. 30,                       Sept. 30,
                                                2001            2000            2001            2000
                                                ----            ----            ----            ----
Numerator:
         Net income                          $    1,276      $    1,230      $    4,064      $    6,806

Denominator:
         Basic earnings per share-
         weighted average shares              3,306,408       3,486,565       3,339,416       3,529,818

         Effect of dilutive securities-
         stock options                           11,025          34,450           9,213          34,450
                                             ----------      ----------      ----------      ----------
         Diluted earnings per share-
         adjusted weighted average
         shares                               3,317,433       3,521,015       3,348,629       3,564,268

Net income per share:

         Basic                               $     0.39      $     0.35      $     1.22      $     1.93

         Diluted                             $     0.38      $     0.35      $     1.21      $     1.91

                                                                      Schedule 6



                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001


         The following discussion provides information about Princeton National Bancorp, Inc.'s ("PNBC" or the "Corporation") financial condition and results of operations for the quarter and nine months ended September 30, 2001. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words "believes", "expects", "anticipates", "estimates", or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.


RESULTS OF OPERATIONS

         Net income for the third quarter of 2001 was $1,276,000, or basic earnings per share of $0.39 (diiluted earnings per share of $0.38) as compared to net income of $1,230,000 in the third quarter of 2000, or basic and diluted earnings per share of $0.35. This represents an increase of $46,000 (3.7%) or $.04 per basic share (11.4%). For the first nine months of 2001, net income was $4,064,000, or basic earnings per share of $1.22 (diluted earnings per share of $1.21). Net income for the first nine months of 2000 was $6,806,000, or basic earnings per share of $1.93 (diluted earnings per share of $1.91). Net income was higher during the first nine months of 2000 due to PNBC's subsidiary bank receiving $6,234,888 in March, 2000, which represented the settlement proceeds from the lawsuit against Cincinnati Insurance Company. The annualized return on average assets and return on average equity were 0.94% and 10.88%, respectively, for the third quarter of 2001, compared with 0.99% and 11.01% for the third quarter of 2000. For the nine-month periods, the annualized return on average assets and average equity were 1.04% and 11.77%, respectively, for 2001, compared to 1.88% and 21.08% in 2000, which includes the proceeds from the aforementioned lawsuit.

         Net interest income before provision for loan losses was $4,659,000 for the third quarter of 2001, compared to $4,648,000 for the third quarter of 2000 (an increase of $11,000 or 0.2%). With the declining interest-rate environment, this increase is again a result of an increase in average interest-earning assets.

For the three months ended September 30, 2000, average interest-earning assets were $452.6 million compared to $486.9 million for the three months ended September 30, 2001. This increase more than offset the decrease in the net yield on interest-earning assets (on a fully taxable equivalent basis) from 4.34% in the third quarter of 2000 to 4.03% in the third quarter of 2001. While the effect of falling rates is more immediate with respect to adjustable-rate loans, PNBC is positioned for an improving net interest margin in future quarters as certificate of deposit repricing opportunities occur.

         For the nine-month periods, net interest income before provision for loan losses was $14,004,000 for 2001, as compared to $13,764,000 for 2000, representing an increase of $240,000 (or 1.7%). Again, the nine- month increase is due to an increase in average interest-earning assets from $445.3 million for the nine months ended September 30, 2000, to $479.3 million for the nine months ended September 30, 2001. For the comparative nine-month periods, the net yield on interest-earnings assets (on a fully taxable-equivalent basis) is 4.13% in 2001, compared to 4.36% in 2000.

         PNBC recorded a loan loss provision of $360,000 in the third quarter of 2001 compared to $50,000 in the third quarter of 2000. The provision expense taken each quarter is determined by the risk characteristics of the loan portfolio, as well as the net charge-off activity for the quarter. For the first nine months of 2001, PNBC has recorded $435,000 in loan loss provision compared to $770,000 for the same period in 2000.

         Non-interest income totaled $1,532,000 for the third quarter of 2001, as compared to $1,234,000 during the third quarter of 2000, an increase of $298,000 (or 24.2%). Service charges on deposit accounts increased $38,000 (or 7.4%) during this time. Also, PNBC had $138,000 from gains on securities sales for the third quarter of 2001, compared to $124,000 in the third quarter of 2000. Other operating income increased by $155,000 (or 242.2%) from the third quarter of 2000 of $64,000 to the third quarter of 2001 of $219,000, due to an increase in fee income from Prime Vest brokerage services as well as earnings from bank-owned life insurance. Loan servicing fees increased from $24,000 in the third quarter of 2000 to $92,000 in the third quarter of 2001 due to an increase in loan refinancing activity. For the first nine months of 2001, non-interest income was $4,400,000, a decrease of $4,932,000 (or 52.9%) from the $9,332,000 reported in the first nine months of 2000. After excluding the settlement from trust litigation of $6,235,000 from the 2000 total, non-interest income increased by $1,303,000 (or 42.1%). Year-to-date, PNBC has recorded net gains from sales of securities in the first nine months of 2001 of $341,000, compared to $38,000 during the first nine months of 2000; and there were no losses on loan sales in 2001, compared to a loss of $259,000 in 2000. For the comparative nine-month periods, service charges on deposit accounts have increased by $243,000 (17.3%), loan servicing fees have increased by $145,000 (213.2%), and other operating income has increased by $110,000 (37.2%). Additionally, PNBC recorded a $122,000 gain from the sale of the subsidiary bank's downtown Oglesby branch building during the first quarter of 2001.

         Total non-interest expense for the third quarter of 2001 was $4,154,000, an increase of $61,000 (or 1.5%) from $4,093,000 in the third quarter of 2000. The largest increase was in salaries/employee benefits, which increased $155,000 (or 7.0%), a result of adding the Huntley office location in 2001. Year-to-date non- interest expenses for 2001 of $12,418,000 have increased $465,000 (or 3.9%) from the same period in 2000, but are at expected levels. Again, with the addition of the Huntley office, the most notable increase is in salaries and employee benefits which has increased $505,000 (or 7.9%) in comparing the nine-month periods.

INCOME TAXES

         Income tax expense totaled $401,000 for the third quarter of 2001, as compared to $509,000 for the third quarter of 2000. For the first nine months of 2001, income tax expense was $1,487,000 compared to $3,567,000 for the first nine months of 2000. The primary cause for the decrease for the nine-month period was the impact of the settlement proceeds from the trust litigation received in the first quarter of 2000. Additionally, PNBC also recognized a tax benefit of approximately $90,000 from the previously mentioned sale of the Oglesby facility in the first quarter of 2001. As a result, the effective tax rate was 26.8% for the nine months ended September 30, 2001 compared to 34.4% for the same period in 2000.


ANALYSIS OF FINANCIAL CONDITION

         Total assets at September 30, 2001 increased to $550,701,000 from $515,180,000 at December 31, 2000 (an increase of $35.5 million or 6.9%). Total deposits have increased by $42,571,000 from December 31, 2000 to September 30, 2001 (or 10.0%). In comparing categories of deposits at September 30, 2001 to the December 31, 2000 totals, all categories had increasing balances: time deposits (increase of $15.8 million or 6.7%), interest-bearing demand deposits (increase of $17.9 million or 19.3%), demand deposits (increase of $5.8 million or 11.9%), and savings deposits (increase of $3.0 million or 6.5%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan ("TT&L") deposits, federal funds purchased, and Federal Home Loan Bank advances, decreased from $36,318,000 at December 31, 2000 to $28,595,000 at September 30, 2001 (decrease of $7.7 million or 21.3%). This decrease is attributable to lower demand in customer repurchase agreements and TT&L deposits, as well as scheduled repayments of Federal Home Loan Bank advances and notes payable. Investments totaled $130,407,000 at September 30, 2001, compared to $119,117,000 at December 31, 2000 (an increase of $11.3 million or 9.5%).

         Loan demand, consistent with the economy in general, has slowed in the first nine months of 2001. This, combined with seasonal pay downs, contributed to a decrease in loan balances, net of unearned interest, to $346,015,000 at September 30, 2001, compared to $351,059,000 at December 31, 2000 (a decrease of $5.0 million or 1.4%). Non-performing loans totaled $4,050,000 or 1.17% of net loans at September 30, 2001, as compared to $909,000 or 0.26% of net loans at December 31, 2000.

         For the nine months ended September 30, 2001, the subsidiary bank charged off $1,114,000 of loans and had recoveries of $221,000, compared to charge-offs of $397,000 and recoveries of $301,000 during the nine months ended September 30, 2000. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At September 30, 2001, the allowance was $2,201,000 which is 54.4% of non-performing loans and 0.64% of total loans, compared with $2,660,000 which was 292.6% of non-performing loans and 0.77% of total loans at December 31, 2000.

         At September 30, 2001, impaired loans totaled $2,504,000 compared to $513,000 at December 31, 2000, all of which related to impaired loans which do not have a specific allowance, as the carrying value of the loans is less than the discounted present value of expected future cash flows or collateral value. Loans 90 days or more past due and still accruing interest at September 30, 2001 were $591,000, compared to $12,000 at December 31, 2000.

         The current economic trend is a concern. The subsidiary bank's asset quality ratios have declined during the quarter, as non-performing loans increased to 1.17% of net loans, impaired loans increased to .72%, and net charge-offs to .26%. Although these levels are higher, the increases in non-accrual and impaired loans are primarily concentrated in a few loans. PNBC's management analyzes the reserve for loan losses monthly and believes the current level of allowance is adequate. PNBC will continue to focus on diversifying revenue sources, resulting in net income being less dependent on the net interest margin.


CAPITAL RESOURCES

         Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At September 30, 2001, total risk-based capital of PNBC was 12.03%, compared to 12.71% at December 31, 2000. The Tier 1 capital ratio decreased from 8.89% at December 31, 2000, to 7.99% at September 30, 2001. Total stockholders' equity to total assets at September 30, 2001 decreased to 8.73% from 9.22% at December 31, 2000.
         During the first quarter of 2001, PNBC began the stock repurchase program announced in December, 2000. As of September 30, a total of 186,000 shares have been repurchased, at an average cost of $15.65.


LIQUIDITY

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by financing activities, offset by those used for investing and operating activities, resulted in a net increase in cash and cash equivalents of $18,179,000 from December 31, 2000 to September 30, 2001. This increase was due to a net increase in deposits and a net decrease in loans, partially offset by an net increase in investment securities and other assets as well as a decrease in borrowings. For more detailed information, see PNBC's Consolidated Statements of Cash Flows.


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

         In July 2001, the FASB issued Statement 141, "Business Combinations" (FAS 141) and Statement 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 required that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. FAS 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of FAS 142. As required under FAS 142, the Company will discontinue the amortization of goodwill with an expected net carrying value of approximately $3.1 million at the date of adoption and annual amortization of $397,000 that resulted from business combinations prior to the adoption of FAS 141. However, the Company continues to evaluate the additional effect, if any, that adoption of FAS 141 and FAS 142 will have on the Company's consolidated financial statements.


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

                                                --------------------------------------------------------------------------------
                                                    NINE MONTHS ENDED, SEPT. 30, 2001       Nine Months Ended, Sept. 30, 2000

                                                  ------------------------------------------------------------------------------
                                                   AVERAGE                      YIELD/      Average                      Yield/
                                                   BALANCE       INTEREST        COST       Balance       Interest        Cost
                                                  ----------    ----------    ---------    ----------    ----------    ---------
AVERAGE INTEREST-EARNING ASSETS

Interest-bearing deposits                         $    4,161    $      120        3.87%    $    2,090    $       89        5.69%
Taxable investment securities                         83,525         3,782        6.05%        78,898         3,598        6.09%
Tax-exempt investment securities                      39,394         2,301        7.81%        36,613         2,105        7.68%
Federal funds sold                                     5,777           170        3.93%         2,236            98        5.85%
Net loans                                            346,488        22,571        8.71%       325,506        21,339        8.76%
                                                  ----------    ----------                 ----------    ----------

            Total interest-earning assets            479,346        28,944        8.07%    $  445,343        27,229        8.17%
                                                  ----------    ----------                 ----------    ----------

Average non-interest earning assets                   44,184                                   38,781
                                                  ----------                               ----------

            Total average assets                  $  523,531                               $  484,124
                                                  ==========                               ==========


AVERAGE INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits                  $   95,736         1,681        2.35%    $   93,521         1,728        2.47%
Savings deposits                                      48,413           810        2.24%    $   51,680           786        2.03%
Time deposits                                        250,737        10,471        5.58%       214,697         8,814        5.48%
Interest-bearing demand notes
   issued to the U.S. Treasury                         1,091            31        3.78%         1,261            54        5.72%
Federal funds purchased and
   securities repurchase agreements                   16,419           507        4.13%        15,283           638        5.58%
Advances from Federal Home Loan Bank                  12,005           549        6.12%        13,095           557        5.68%
Borrowings                                             1,764            87        6.59%         2,092           126        8.05%
                                                  ----------    ----------                 ----------    ----------

            Total interest-bearing liabilities       426,166        14,135        4.43%       391,629        12,703        4.33%
                                                  ----------    ----------                 ----------    ----------

Net yield on average interest-earning assets                    $   14,809        4.13%                  $   14,526        4.36%
                                                                ==========                               ==========

Average non-interest-bearing liabilities              51,197                                   49,362

Average stockholders' equity                          46,167                                   43,133
                                                  ----------                               ----------

            Total average liabilities and
               stockholders' equity               $  523,531                               $  484,124
                                                  ==========                               ==========