Form 10-K405
period 2001-12-31
PRINCETON NATIONAL BANCORP INC
filed 2002-03-28
CIK 707855

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001


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

                                                        Name of each
                                                         exchange on
          Title of each class                          which registered
          -------------------                          ----------------
            Common Stock                                 The Nasdaq
                                                         Stock Market


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

       At March 13, 2002, 3,304,454 shares of Common Stock, $5.00 Par Value, were outstanding, and the aggregate market value of the common stock (based upon the closing representative bid price of the common stock on March 12, 2002, as reported by NASDAQ) held by nonaffiliates was approximately $56,836,609.

       Determination of stock ownership by nonaffiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

       Portions of the following documents are incorporated by reference:

       2002 Notice and Proxy Statement for the Annual Meeting of Stockholders April 9, 2002 (the "Proxy Statement") - Part III and portions of the Corporation's 2001 Annual Report (the "Annual Report") - Parts II and III

--------------------------------------------------------------------------------

                               Page 1 of 56 Pages

                                     PART I

ITEM 1.  BUSINESS

         Princeton National Bancorp, Inc. ("PNBC" or the "Corporation") is a single-bank holding company which operates in one business segment and conducts a full service commercial banking and trust business through its subsidiary bank, Citizens First National Bank ("Citizens Bank", "the Bank", or the "subsidiary bank"). PNBC was incorporated as a Delaware corporation in 1981 in contemplation of the acquisition of all of the outstanding common stock of Citizens Bank and other future acquisitions. At December 31, 2001, the Corporation had consolidated total assets of $555,325,000 and stockholders' equity of $47,500,000.

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

             Corporate policy, strategy, and goals are established by the Board of Directors of PNBC. Pursuant to PNBC's holding company philosophy, operational and administrative policies for the Bank are also established at the holding company level. Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which its offices are located. In 2001, the majority of the directors of PNBC also served as the directors of Citizens Bank, which further assists PNBC to directly implement its policies at Citizens Bank.

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

CITIZENS FIRST NATIONAL BANK

         Citizens Bank was organized in 1865 as a national bank under the National Bank Act. Currently in its one hundred and thirty-seventh year, Citizens Bank has fourteen offices in eleven different communities in north central Illinois: Princeton, DePue, Genoa, Hampshire, Henry, Huntley, Minooka, Oglesby, Peru, Sandwich and Spring Valley.

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

COMMERCIAL, REAL ESTATE, AND AGRICULTURAL LENDING

         Citizens Bank's commercial loan department provides secured and to a much lesser extent unsecured loans, including real estate loans, to companies and individuals for business purposes and to governmental units within the Bank's market area. As of December 31, 2001, Citizens Bank had commercial loans of $56.1 million (16.9% of the Bank's total loan portfolio) and commercial real estate loans of $87.7 million (26.3% of the Bank's total loan portfolio). Citizens Bank does not have a concentration of commercial loans in any single industry or business, except for loans to the agricultural industry as more fully disclosed below.

         Agricultural and agricultural real estate loans are primarily related to ventures within 30 miles of branch locations. As of December 31, 2001, Citizens Bank had agricultural loans of $37.3 million and agricultural real estate loans of $37.3 million, which represent approximately 11.2% and 11.2%, respectively, of the Bank's total loan portfolio.

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

         In accordance with its loan policy, Citizens Bank maintains a diversified loan portfolio. As part of its loan policy and community banking approach, Citizens Bank does not buy loan syndications with other lending institutions. In connection with its credit relationships, Citizens Bank encourages commercial and agricultural borrowers to maintain deposit accounts at the Bank.

PERSONAL FINANCIAL SERVICES

         The principal consumer services offered by Citizens Bank are demand, savings and time deposit accounts, home mortgage loans, installment loans, credit card loans, and brokerage services.

         One of the strengths of Citizens Bank is the stability of its retail deposit base. This stability is due primarily to the Bank's service oriented competitive strategy and the economically diverse populations of the counties encompassing the fourteen banking offices. These locations provide convenience for customers and visibility for Citizens Bank. A variety of marketing strategies are used to attract and retain stable depositors, the most important of which is the officer call program. Nearly all officers of the Bank call on customers and potential customers of the Bank to maintain and develop relationships.

         Citizens Bank is active in consumer and mortgage lending with approximately $72.5 million in home mortgage loans, including loans available for sale, (21.2 % of the Banks's total loan portfolio) and $40.8 million in consumer installment loans (12.2 % of the Bank's total loan portfolio) as of December 31, 2001. To better serve its retail customers, Citizens Bank is active in the secondary residential mortgage market. As a matter of policy, Citizens Bank does not hold, in portfolio, long term, fixed rate, single-family home mortgage loans, however, the servicing of such loans is maintained. As of December 31, Citizens Bank had $72.0 million that have been sold, but servicing has been maintained. Management believes customers receive a higher level of quality service with this arrangement.

         Citizens Bank maintains nineteen automated teller machines. The Bank is a member of NYCE which encompasses all of the other major nationwide networks such as CIRRUS, PLUS, and STAR. To enhance customer service and convenience, Citizens Bank offers ATM & CheckCard, which can be used anywhere VISA is accepted, and is viewed as a tremendous benefit to our customers. Citizens Bank also offers an entire host of Internet Banking services as an additional and convenient alternative delivery mechanism for its product and service line.

         Citizens Bank continues to maintain an intensive sales training program, which includes team coaching, setting goals, measuring results, and reward recognition. Once again in 2001, Citizens Bank achieved record levels of product referrals and product sales.

TRUST DEPARTMENT AND FARM MANAGEMENT SERVICES

         Gross revenue from Trust and Farm Management services in 2001 totaled approximately $1,177,000, a slight decrease from $1,193,000 in 2000. Trust income decreased from $985,000 in 2000, to $977,000 in 2001; and farm management fees also declined from $208,000 in 2000 to $200,000 in 2001. The reduction in farm management fees was due generally to lower crop yields and lower commodity prices.

         Total trust assets as of December 31, 2001 were $198,151,000, representing an increase of approximately $21,892,000 (or 12.4%) over the total at December 31, 2000. This increase reflects real estate being carried at market value to comply with OCC guidelines.

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

         PNBC is a legal entity separate and distinct from the Bank. The major source of PNBC's revenue is dividends received from the Bank. The right of PNBC to participate as a stockholder in any distribution of assets of the Bank upon its liquidation or reorganization or otherwise is subject to the prior claims of creditors of the Bank. The Bank is subject to claims by creditors for long-term and short-term debt obligations, including obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities.

         The Bank may declare dividends out of undivided profits, except that until the surplus fund of the Bank is equal to its common capital, no dividend can be declared until one-tenth of the Bank's net income for the applicable period has been carried to the surplus fund. The Bank, however, cannot declare or pay a dividend, if after making the dividend, the Bank would be undercapitalized. In addition, prior approval of the Office of the Comptroller of the Currency (the "OCC") is required if dividends declared by the Bank in any calendar year will exceed its net income for that year combined with its retained net income for the preceding two years. Under national banking regulations and capital guidelines, as of December 31, 2001, the Bank was authorized to distribute approximately $4,786,000 as dividends without prior approval from the OCC. Additionally, according to the guidelines, at January 1, 2002, the Bank had approximately $3,514,000 plus any 2002 net income available to pay as dividends. Future payments of dividends by the Bank will be dependent on individual regulatory capital requirements and levels of profitability. The ability of the Bank to pay dividends may be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy.

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

         Under the risk-adjusted capital standards, a minimum ratio of qualifying total capital to risk-weighted assets of 8% and of Tier l Capital to risk-weighted assets of 4% are required. The FRB and OCC also have adopted a minimum leverage ratio of Tier 1 Capital to total assets of 3% for banks rated "1" under the Uniform Financial Institutions Rating System or bank holding companies rated "1" under the rating system of bank holding companies. All other banks and bank holding companies must maintain a leverage ratio of 4%. In addition, all banks and bank holding companies are expected to have capital commensurate with the level and nature of all risks to which they are exposed.

          At December 31, 2001, PNBC had a total capital to risk-weighted assets ratio of 12.29%, a Tier 1 capital to risk-based assets ratio of 11.69%, and a leverage ratio of 8.31%. At December 31, 2001, the Bank had a total capital to risk-weighted assets ratio of 12.35%, a Tier 1 capital to risk-weighted assets ratio of 11.74%, and a leverage ratio of 8.35%.

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

         The GLB Act affected many other changes to federal law applicable to PNBC and the Bank. One of these changes was a requirement that financial institutions take steps to protect customers' "nonpublic personal information."

EMPLOYEES

         PNBC presently has no employees. However, certain of the employees and executive officers of Citizens Bank provide their services to PNBC. A monthly fee for these services is paid by PNBC to Citizens Bank. This fee is computed annually and is based upon an average of the number of hours worked during the year.

         As of December 31, 2001, Citizens Bank employed 185 full-time and 51 part-time employees. The Bank offers a variety of employee benefits. Citizens Bank employees are not represented by a union or a collective bargaining agreement, and employee relations are considered to be excellent.

         Citizens Bank believes one of its strengths is its ability to attract and retain experienced and well- trained personnel who are knowledgable of the market areas in which it operates. Management believes that PNBC generally has an easier time attracting and retaining quality employees than other banks in north central Illinois. This is due primarily to its size and management style, which affords greater opportunities to employees for direct participation and development of managerial and banking skills.

         In order to implement PNBC's community banking philosophy and to promote itself as a community oriented organization, the Bank has a formal officer call program. Nearly every officer of the Bank calls on existing or potential customers and is expected to become actively involved in leadership positions in community organizations. As of December 31, 2001, employees of the Bank participated in approximately 135 community organizations, providing over 10,064 hours of community service in 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the fourth quarter of 2001.

SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS

         The following table sets forth information regarding the executive officers:

         Name                     Age              Position
         ----------------        -----       -----------------------------------
         Tony J. Sorcic           48         President & Chief Executive Officer
         James B. Miller          46         Executive Vice-President

         Tony J. Sorcic has been President and Chief Executive Officer of PNBC since January, 1997, and first became a director of PNBC in 1986. He joined Citizens Bank in 1981 as Assistant Vice-President of Operations and became Executive Vice-President in 1986. Mr. Sorcic was named President and Chief Executive Officer of Citizens Bank in 1995.

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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Since May 15, 1992, PNBC's Common Stock has been listed on the NASDAQ National Market, under the symbol PNBC.

         The table below indicates the high and low bid prices, and the dividends declared per share for the Common Stock during the periods indicated. The prices shown reflect interdealer prices and do not include retail markups, markdowns, or commissions which may not necessarily represent actual transactions.

                                                                        Cash
                                               Prices                 Dividends
                                         High          Low            Declared
                                      -----------  -----------        ---------

2001
----------------------
Fourth Quarter                           $ 16.80      $ 14.95          $ .12
Third Quarter                              17.35        15.25            .11
Second Quarter                             17.38        14.56            .40
First Quarter                              15.75        12.00            .10


2000
----------------------
Fourth Quarter                           $ 13.38      $ 11.94          $ .10
Third Quarter                              13.75        11.75            .095
Second Quarter                             13.00         9.75            .095
First Quarter                              11.63        10.00            .09


         On March 22, 2002, PNBC had 551 holders of record of its Common Stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 305 of Regulation S-K is contained in the Corporation's Annual Report on pages 31 and 32, under the headings "Asset Liability Management" and "Contractual Obligations and Commercial Commitments", which information is incorporated herein by reference.

         Additionally, as mentioned in the section referred to above, the Corporation performs an interest rate risk analysis on a monthly basis applying an immediate shift in interest rates of +300 basis points and -300 basis points to determine the impact on net interest income and net income. As of December 31, 2001, if interest rates were to increase 300 basis points and no corrective actions were taken, net interest income (on a fully taxable equivalent basis) would increase approximately $1,826,000 (or 7.1%) and net income would increase approximately $1,142,000 (or 17.1%). However, if interest rates were to decrease 300 basis points, net interest income would decrease approximately $1,511,000 (or 9.4%) and net income would decrease approximately $903,000 (or 19.6%).

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information regarding the Corporation's consolidated financial statements and supplementary data is included on pages 9-23 and page 34 in the Corporation's Annual Report, which information is incorporated by reference herein.

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

         Information regarding executive officers and directors of the Corporation is included in the Corporation's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 9, 2002 (the "Proxy Statement") under the caption "Proposal 1-Election of Directors", which information is incorporated by reference herein.

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

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   The following is a list of the Financial Statements included in
         Part II, Item 8 of this report:

                  Consolidated Balance Sheets as of December 31, 2001 and 2000.

                  Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000, and 1999.

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

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

(b)           Reports on Form 8-K

                  No reports on Form 8-K were filed by the Corporation for the quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRINCETON NATIONAL BANCORP, INC.

                                   By:  /s/ Tony J. Sorcic
                                        ----------------------------------------
                                        Tony J. Sorcic, President and
                                                Chief Executive Officer

                                   Date:  March 25, 2001

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


                  Signature                                            Title                                 Date
                  ---------                                            -----                                 ----

/s/ Tony J. Sorcic                          President and Chief Executive Officer and Director          March 25, 2001
--------------------------------------------(Principal Executive Officer)
         Tony J. Sorcic

/s/ Todd D. Fanning                         Chief Financial Officer                                     March 25, 2001
--------------------------------------------(Principal Accounting and Financial Officer)
         Todd D. Fanning

/s/ Thomas R. Lasier                                 Chairman of the Board                              March 25, 2001
--------------------------------------------
         Thomas R. Lasier

/s/                                                  Director
--------------------------------------------
         Don S. Browning

s/ Gary C. Bruce                                     Director                                           March 25, 2001
--------------------------------------------
         Gary C. Bruce

s/                                                   Director
--------------------------------------------
         Sharon L. Covert

/s/                                                  Director
--------------------------------------------
         John R. Ernat

/s/ Donald E. Grubb                                  Director                                           March 25, 2001
--------------------------------------------
         Donald E. Grubb

/s/ Dr. Harold C. Hutchinson, Jr.                    Director                                           March 25, 2001
--------------------------------------------
         Dr. Harold C. Hutchinson, Jr.

s/                                                   Director
--------------------------------------------
         Mark Janko

/s/ Thomas M. Longman                                Director                                           March 25, 2001
--------------------------------------------
         Thomas M. Longman

/s/ James B. Miller                                  Director                                           March 25, 2001
--------------------------------------------
         James B. Miller

/s/ Stephen W. Samet                                 Director                                           March 25, 2001
--------------------------------------------
         Stephen W. Samet

/s/                                                  Director
--------------------------------------------
         Ervin I. Pietsch

/s/ Craig O. Wesner                                  Director                                           March 25, 2001
--------------------------------------------
         Craig O. Wesner


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

 3.2 By-Laws of PNBC (as amended and restated January 17, 2000)(incorporated by reference to Exhibit 3.2 of the 2000 PNBC Annual Report on Form 10-K).

10.1* Employment Agreement, dated as of January 8, 2001 between PNBC and James B. Miller (incorporated by reference to Exhibit 10.1 of the 2000 PNBC Annual Report on Form 10-K).

10.2* Employment Agreement, dated as of October 23, 2000, between PNBC and Tony J. Sorcic (incorporated by reference to Exhibit 10.2 of the 2000 PNBC Annual Report on Form 10-K).

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

10.6*    Princeton National Bancorp, Inc. Deferred Compensation Plan.

10.7*    Princeton National Bancorp, Inc. Management Incentive Compensation
         Plan.

13       Portions of 2001 Annual Report to Shareholders.

21       Subsidiaries of PNBC.

23       Consent of KPMG LLP.


         * Management contract or compensatory plan.