Form 10-Q
period 2002-03-31
PRINCETON NATIONAL BANCORP INC
filed 2002-05-15
CIK 707855

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002


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

                              Yes   X     No
                                 --------       ---------

       As of April 22, 2002, the registrant had outstanding 3,304,440 shares of its $5 par value common stock.









                               Page 1 of 15 pages

                          PART I: FINANCIAL INFORMATION


       The unaudited consolidated financial statements of Princeton National Bancorp, Inc. and Subsidiary and management's discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

        Schedule 1: Consolidated Balance Sheets
        Schedule 2: Consolidated Statements of Income and Comprehensive Income
        Schedule 3: Consolidated Statements of Stockholders' Equity
        Schedule 4: Consolidated Statements of Cash Flows
        Schedule 5: Notes to Consolidated Financial Statements
        Schedule 6: Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


                           PART II: OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a) Exhibits :

            None.

        (b) No reports on Form 8-K were filed by the Corporation for the quarter ended March 31, 2002.


                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PRINCETON NATIONAL BANCORP, INC.


Date:  May 13, 2002        By     Tony J. Sorcic
                                  ----------------------------------------------
                                  Tony J. Sorcic
                                  President & Chief Executive Officer


Date:  May 13, 2002        By     Todd D. Fanning
                                  ----------------------------------------------
                                  Todd D. Fanning
                                  Vice-President & Chief Financial Officer

                PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY       Schedule 1
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (dollars in thousands, except share data)

                                                                 MARCH 31,   December 31,
                                                                    2002         2001
                                                                 ---------    ---------
ASSETS
Cash and due from banks                                          $   8,927    $  16,740
Interest-bearing deposits with financial institutions                5,849        6,586
Federal funds sold                                                  10,870       10,400
                                                                 ---------    ---------

          Total cash and cash equivalents                           25,646       33,726

Loans held for sale, at lower of cost or market                      5,715        8,490
Investment securities:
      Available-for-sale, at fair value                            133,602      128,605
      Held-to-maturity, at amortized cost                           13,766       16,055
                                                                 ---------    ---------

          Total investment securities                              147,368      144,660
                                                                 ---------    ---------
Loans:
      Gross loans, net of unearned interest                        338,087      333,399
                Allowance for loan losses                           (2,434)      (2,300)
                                                                 ---------    ---------

          Net loans                                                335,653      331,099
                                                                 ---------    ---------

Premises and equipment, net of accumulated depreciation             13,686       13,766
Bank-owned life insurance                                           12,668       12,452
Interest receivable                                                  4,634        5,799
Goodwill, net of accumulated amortization                            3,169        3,218
Intangible assets, net of accumulated amortization                     720          668
Other assets                                                         1,406        1,447
                                                                 ---------    ---------

        TOTAL ASSETS                                             $ 550,665    $ 555,325
                                                                 =========    =========

LIABILITIES
Deposits:
     Demand                                                      $  49,510    $  58,378
     Interest-bearing demand                                       122,616      116,587
     Savings                                                        62,371       51,966
     Time                                                          242,159      254,807
                                                                 ---------    ---------

            Total deposits                                         476,656      481,738

Borrowings:
     Customer repurchase agreements                                 11,192       12,217
     Advances from Federal Home Loan Bank                            6,258        6,451
     Interest-bearing demand notes issued to the U.S. Treasury       2,400          377
     Notes payable                                                   1,500        1,550
                                                                 ---------    ---------

            Total borrowings                                        21,350       20,595

Other liabilities                                                    4,770        5,492
                                                                 ---------    ---------

       TOTAL LIABILITIES                                           502,776      507,825
                                                                 ---------    ---------

STOCKHOLDERS' EQUITY
Common stock:  $5 par value, 7,000,000 shares
     authorized; 4,139,841 issued                                   20,699       20,699
Surplus                                                              6,433        6,416
Retained earnings                                                   33,020       31,937
Accumulated other comprehensive income (loss), net of tax             (182)         537
Less: Cost of 834,359 treasury shares at March 31, 2002
     and 835,831 treasury shares at December 31, 2001              (12,081)     (12,089)

                                                                 ---------    ---------
       TOTAL STOCKHOLDERS' EQUITY                                   47,889       47,500

                                                                 ---------    ---------
       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                  $ 550,665    $ 555,325
                                                                 =========    =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY       Schedule 2
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  For the Three Months
                                                                     Ended March 31
                                                                    2002         2001
                                                                 ----------   ----------
INTEREST INCOME:
     Interest and fees on loans                                  $    6,281   $    7,453
     Interest and dividends on investment securities                  1,911        1,751
     Interest on federal funds sold                                      35           53
     Interest on interest-bearing time deposits in other banks           25           25
                                                                 ----------   ----------

            Total interest income                                     8,252        9,282

INTEREST EXPENSE:
     Interest on deposits                                             3,448        4,417
     Interest on borrowings                                             143          483
                                                                 ----------   ----------

            Total interest expense                                    3,591        4,900
                                                                 ----------   ----------

NET INTEREST INCOME                                                   4,661        4,382
Provision for loan losses                                               225           50
                                                                 ----------   ----------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                  4,436        4,332

NON-INTEREST INCOME:
     Trust & farm management fees                                       303          328
     Service charges on deposit accounts                                671          521
     Service charges on loans                                            43          106
     Other service charges                                              302          240
     Gain on sales of securities available-for-sale                      40           95
     Brokerage fee income                                               179           86
     Mortgage banking income                                            271          153
     Other operating income                                              84          138
                                                                 ----------   ----------

            Total non-interest income                                 1,893        1,667

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                   2,441        2,250
     Occupancy                                                          298          275
     Equipment expense                                                  356          309
     Federal insurance assessments                                       53           49
     Goodwill amortization                                               49          106
     Intangible assets amortization                                       3            3
     Data processing                                                    184          151
     Other operating expense                                            851          871
                                                                 ----------   ----------

            Total non-interest expense                                4,235        4,014
                                                                 ----------   ----------

INCOME BEFORE INCOME TAXES                                            2,094        1,985
Income tax expense                                                      576          506
                                                                 ----------   ----------

NET INCOME                                                       $    1,518   $    1,479
                                                                 ==========   ==========


NET INCOME PER SHARE:
     Basic                                                             0.46         0.44
     Diluted                                                           0.46         0.44

Basic weighted average shares outstanding                         3,304,440    3,400,011
Diluted weighted average shares outstanding                       3,317,809    3,400,698


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 2
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    For the Three Months
                                                                       Ended March 31
                                                                       2002      2001
                                                                     -------    -------
Net Income                                                             1,518    $ 1,479

  Other comprehensive income (loss), net of tax

          Unrealized holding gain (loss) arising during the period      (693)       618
           Less:  Reclassification adjustment for realized gains
                        included in net income                           (25)       (58)
                                                                     -------    -------

  Other comprehensive income (loss)                                     (718)       560
                                                                     -------    -------

Comprehensive income                                                     800    $ 2,039
                                                                     =======    =======































           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 3
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                 For the Three Months Ended
                                                                                      Ended March 31
                                                                                     2002        2001
                                                                                   --------    --------
Balance, January 1                                                                 $ 47,500    $ 47,476

     Net income                                                                       1,518       1,479
     Cash dividends  ($0.13 per share in 2002, and $.10 per share in 2001)             (429)       (349)
     Other comprehensive income (loss), net of tax                                     (718)        560
     Purchases of treasury stock  (0 shares in 2002, and 156,000 shares in 2001)          0      (2,438)
     Sales of treasury stock  (1,028 shares in 2002, and 806 shares in 2001              18          12
                                                                                   --------    --------

Balance, March 31                                                                  $ 47,889    $ 46,740
                                                                                   ========    ========

























           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 4
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   (DOLLARS IN THOUSANDS) For the Three Months

                                                                               Ended March 31
                                                                              2002        2001
                                                                            --------    --------
OPERATING ACTIVITIES:
     Net income                                                             $  1,518    $  1,479
     Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
              Depreciation                                                       298         292
              Provision for loan losses                                          225          50
              Amortization of goodwill                                             3           3
              Amortization of other intangible assets                             49         106
              Amortization of premiums on investment
                 securities, net of accretion                                    158         (21)
              Gain on securities transactions, net                               (40)        (95)
              Gain on sale of premises and equipment                               0        (122)
              FHLB stock dividends                                               (24)        (30)
              Loans originated for sale                                       (7,706)     (1,929)
              Proceeds from sales of loans originated for sale                10,481       2,742
              (Decrease) increase in interest payable                           (541)        338
              Decrease in interest receivable                                  1,165       1,289
              Increase in other assets                                          (230)        (97)
              Increase (decrease) in other liabilities                           276      (1,171)
                                                                            --------    --------

                NET CASH PROVIDED BY OPERATING ACTIVITIES                      5,632       2,834
                                                                            --------    --------

INVESTING ACTIVITIES:
     Proceeds from sales of investment securities available-for-sale           1,308       7,041
     Proceeds from maturities of investment securities available-for-sale     11,993       8,083
     Purchase of investment securities available-for-sale                    (17,920)    (18,713)
     Proceeds from maturities of investment securities held-to-maturity        1,079         531
     Purchase of investment securities held-to-maturity                         (437)       (250)
     Proceeds from sales of premises and equipment                                 0         175
     Net (increase) decrease in loans                                         (4,779)      2,169
     Purchases of premises and equipment                                        (218)       (956)

                                                                            --------    --------
                NET CASH USED IN INVESTING ACTIVITIES                         (8,974)     (1,920)

                                                                            --------    --------
FINANCING ACTIVITIES:
     Net (decrease) increase in deposits                                      (5,082)     10,529
     Net increase (decrease) in borrowings                                       755      (4,254)
     Dividends paid                                                             (429)       (349)
     Purchases of treasury stock                                                   0      (2,438)
     Sales of treasury stock                                                      18          12
                                                                            --------    --------

                NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES           (4,738)      3,500

                                                                            --------    --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (8,080)      4,414
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              33,726      18,979
                                                                            --------    --------

CASH AND CASH EQUIVALENTS AT MARCH 31                                       $ 25,646    $ 23,393
                                                                            ========    ========
------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
                Cash paid during the period for:
                    Interest                                                $  4,132    $  4,562
                    Income taxes                                            $    125    $    825





           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 5

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the consolidated financial statements and notes included in the Registrant's 2001 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

(1)  EARNINGS PER SHARE CALCULATION
-----------------------------------

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

                                             Three Months Ended
                                                 March 31,
                                             2002         2001
                                          ----------   ----------

Numerator:
         Net income                       $    1,518   $    1,479

Denominator:
         Basic earnings per share-
         weighted average shares           3,304,440    3,400,011

         Effect of dilutive securities-
         stock options                        13,369          687
                                          ----------   ----------
         Diluted earnings per share-
         adjusted weighted average
         shares                            3,317,809    3,400,698

Net income per share:

         Basic                            $     0.46   $     0.44

         Diluted                          $     0.46   $     0.44

(2)  IMPACT OF NEW ACCOUNTING STANDARDS

         In July 2001, the FASB issued Statement 141, "Business Combinations" (FAS 141) and Statement 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 required that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As required under FAS 142, the Company adopted FAS 142 effective January 1, 2002. The balance of goodwill, net of accumulated amortization, totaled $3,218,000 at December 31, 2001. Of this amount, $1,355,000, which had annual amortization of $226,000, will no longer be amortized. The remaining balance of $1,863,000 relates to branch acquisitions and, in accordance with the pronouncement, will continue to be amortized. The amortization expense for the first quarter of 2002 was $49,000 and will be approximately $147,000 for the remainder of 2002. The amortization expense will be approximately $196,000 for each of the next five years.

         The following is a summary of net income and earnings per share for the three months ended March 31, 2002 and 2001, as adjusted to remove the amortization of goodwill:

                                                                            For the Quarter Ended March 31,
                                                                            -------------------------------
(in thousands, except per share data)                                            2002              2001
Net Income                          As Reported                                $ 1,518           $ 1,479
                                    Add back goodwill amortization                   0                57
                                    Net income as adjusted                     $ 1,518           $ 1,536

Basic Earnings Per Share            As Reported                                $  0.46           $  0.44
                                    Add back goodwill amortization                 .00              0.01
                                    Net income as adjusted                     $  0.46           $  0.45

Diluted Earnings Per Share          As Reported                                $  0.46           $  0.44
                                    Add back goodwill amortization                 .00              0.01
                                    Net income as adjusted                     $  0.46           $  0.45


         The following table summarizes the Corporation's intangible assets, which are subject to amortization, as of March 31, 2002:

                                             As of March 31, 2002
                                       Gross Carrying           Accumulated
                                           Amount               Amortization
                                         ----------              ----------
Mortgage servicing rights                $    1,350              $     (705)
Other intangible assets                         160                     (85)
                                         ----------              ----------
         Total                           $    1,510              $     (790)
                                         ==========              ==========

AGGREGATE AMORTIZATION EXPENSE:

For the Quarter Ended March 31, 2002                          $   64


ESTIMATED AMORTIZATION EXPENSE:

For the Nine Months Ended December 31, 2002                   $  154
For the Year Ended December 31, 2003                          $  163
For the Year Ended December 31, 2004                          $  123
For the Year Ended December 31, 2005                          $   87
For the Year Ended December 31, 2006                          $   60
For the Year Ended December 31, 2007                          $   46

                                                                      Schedule 6





                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002



         The following discussion provides information about Princeton National Bancorp, Inc.'s ("PNBC" or the "Corporation") financial condition and results of operations for the three months ended March 31, 2002. This discussion should be read in conjunction with the attached consolidated financial statements and note thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words "believes", "expects", "anticipates", "estimates", or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.


RESULTS OF OPERATIONS
---------------------

         Net income for the first quarter of 2002 was $1,518,000, or basic and diluted earnings per share of $0.46, as compared to net income of $1,479,000 in the first quarter of 2001, or basic and diluted earnings per share of $0.44. This represents an increase of $39,000 (2.6%) or $.02 per basic share (4.6%). Net income for the first quarter of 2002 was positively impacted by the discontinuing of a portion of the Corporation's goodwill (consistent with the provisions of FAS 142) of $57,000. Additionally, net income for the first quarter of 2001 includes a gain on sale of premises of $122,000. The annualized return on average assets and return on average equity were 1.12% and 12.87%, respectively, for the first quarter of 2002, compared with 1.16% and 12.90% for the first quarter of 2001.

         Net interest income before provision for loan losses was $4,661,000 for the first quarter of 2002, compared to $4,382,000 for the first quarter of 2001 (an increase of $279,000 or 6.4%). This increase is a result of both an increase in average interest-earning assets and an improving net interest margin. For the three months ended March 31, 2002, average interest-earning assets were $497.0 million compared to $476.7 million for the three months ended March 31, 2001. Additionally, the net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 3.95% in the first quarter of 2001 to 4.06% in the first quarter of 2002.

         PNBC recorded a loan loss provision of $225,000 in the first quarter of 2002 compared to $50,000 in the first quarter of 2001. The provision expense taken each quarter is determined by the risk characteristics of the loan portfolio, as well as the net charge-off activity for the quarter.

         Non-interest income totaled $1,893,000 for the first quarter of 2002, as compared to $1,667,000 during the first quarter of 2001, an increase of $226,000 (or 13.6%). The majority of the increase is a result of service charges on deposit accounts increasing $150,000 (or 28.8%). Also, brokerage fee income increased by $93,000 (108.1%) from the first quarter of 2001 to the first quarter of 2002, and mortgage banking income increased $118,000 (77.1%) over the same period. These increases more than offset decreases in other categories of non-interest income: gains on sales of securities available-for-sale $55,000 (57.9%); service charges on loans $63,000 (59.4%); other operating income $54,000 (39.1%); and trust & farm management fees $25,000 (7.6%). Additionally, PNBC recorded a $122,000 gain from the sale of the subsidiary bank's downtown Oglesby branch building during the first quarter of 2001.

         Total non-interest expense for the first quarter of 2002 was $4,235,000, an increase of $221,000 (or 5.5%) from $4,014,000 in the first quarter of 2001. The largest increase was in salaries/employee benefits, which increased $191,000 (or 4.8%), partially the result of adding the Huntley office location in February, 2001. Equipment and data processing expenses also increased from the first quarter of 2001 to the first quarter of 2002 by $47,000 (15.2%) and $33,000 (21.9%), respectively.


INCOME TAXES
------------

         Income tax expense totaled $576,000 for the first quarter of 2002, as compared to $506,000 for the first quarter of 2001. Additionally, PNBC also recognized a tax benefit of approximately $90,000 from the previously mentioned sale of the Oglesby facility in the first quarter of 2001. As a result, the effective tax rate was 27.5% for the three months ended March 31, 2002 compared to 25.5% for the same period in 2001.


ANALYSIS OF FINANCIAL CONDITION
-------------------------------

         Total assets at March 31, 2002 decreased to $550,665,000 from $555,325,000 at December 31, 2001 (a decrease of $4.7 million or 0.8%). Total deposits at March 31, 2002 decreased to $476,656,000 from $481,738,000 from December 31, 2001 (a decrease of $5.1 million or 1.1%). This decrease is attributable to seasonal deposit growth at the end of 2001, followed by a normal drop in the first three months of the new year. In comparing categories of deposits at March 31, 2002 to the December 31, 2001 totals, two categories had increasing balances: savings deposits (increase of $10.4 million or 20.0%), and interest-bearing demand deposits (increase of $6.0 million or 5.2%), while two categories had decreasing balances: demand deposits (decrease of $8.9 million or 15.2%), and time deposits (decrease of $12.6 million or 5.0%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan ("TT&L") deposits, federal funds purchased, and Federal Home Loan Bank advances, increased from $20,595,000 at December 31, 2001 to $21,350,000 at March 31, 2002 (increase of $755,000 or 3.7%). Investments totaled $147,368,000 at March 31, 2002, compared to $144,660,000 at December 31, 2001 (an increase of $2.7 million or 1.9%).

         Loan demand rebounded slightly during the first quarter of 2002. Loan balances, net of unearned interest, increased to $343,802,000 at March 31, 2002, compared to $341,889,000 at December 31, 2001 (an increase of $1.9 million or 0.6%). Non-performing loans totaled $6,339,000 or 1.84% of net loans at March

31, 2002, as compared to $5,718,000 or 1.72% of net loans at December 31, 2001.

         For the three months ended March 31, 2002, the subsidiary bank charged off $178,000 of loans and had recoveries of $87,000, compared to charge-offs of $194,000 and recoveries of $80,000 during the three months ended March 31, 2001. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At March 31, 2002, the allowance was $2,434,000 which is 38.4% of non-performing loans and 0.71% of total loans, compared with $2,300,000 which was 40.2% of non-performing loans and 0.67% of total loans at December 31, 2001.

         At March 31, 2002, impaired loans totaled $5,578,000 compared to $2,014,000 at December 31, 2001, all of which related to impaired loans which do not have a specific allowance, as the carrying value of the loans is less than the discounted present value of expected future cash flows or collateral value. Loans 90 days or more past due and still accruing interest at March 31, 2002 were $6,000, compared to $42,000 at December 31, 2001.

         Although the balances of non-performing and impaired loans have increased from the level of prior years, the total is concentrated to a few credits that management believes will not result in any losses to the Corporation. In fact, there are no specific loan loss reserves for any of the non-performing or impaired loans as of March 31, 2002. PNBC's management analyzes the allowance for loan losses monthly and believes the current level of allowance adequate to meet probable losses as of March 31, 2002.


CAPITAL RESOURCES
-----------------

         Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At March 31, 2002 and December 31, 2001, total risk-based capital of PNBC was 12.34%of total risk-weighted assets. The Tier 1 capital ratio increased from 8.10% at December 31, 2001, to 8.21% at March 31, 2002. Total stockholders' equity to total assets at March 31, 2002 increased to 8.70% from 8.55% at December 31, 2001.


LIQUIDITY
---------

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows used for investing and financing activities, offset by those provided by operating activities, resulted in a net decrease in cash and cash equivalents of $8,080,000 from December 31, 2001 to March 31, 2002. This decrease was due to a net decrease in deposits and a net increase in loans. For more detailed information, see PNBC's Consolidated Statements of Cash Flows.

LEGAL PROCEEDINGS
-----------------

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

         There has been no material change in market risk since December 31, 2001, as reported in PNBC's 2001 Annual Report on Form 10-K.


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


                                                ------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED, MARCH 31, 2002           Three Months Ended, March 31, 2001
                                                ------------------------------------------------------------------------------------
                                                 AVERAGE                        YIELD/          Average                       Yield/
                                                 BALANCE          INTEREST       COST           Balance        Interest       Cost
                                                ---------------  ------------- ----------   ---------------  -------------  --------
AVERAGE INTEREST-EARNING ASSETS

Interest-bearing deposits                               $6,585            $25      1.54%            $1,971            $25      5.14%
Taxable investment securities                           97,050          1,307      5.46%            81,283          1,273      6.35%
Tax-exempt investment securities                        48,524            915      7.64%            38,200            723      7.68%
Federal funds sold                                       8,759             35      1.62%             3,882             53      5.54%
Net loans                                              336,113          6,287      7.59%           351,329          7,470      8.62%
                                                ---------------  -------------              ---------------  -------------

            Total interest-earning assets              497,030          8,569      6.99%          $476,665          9,544      8.12%
                                                ---------------  -------------              ---------------  -------------

Average non-interest earning assets                     51,551                                      40,204
                                                ---------------                             ---------------

            Total average assets                      $548,581                                    $516,869
                                                ===============                             ===============


AVERAGE INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits                      $118,822            539      1.84%           $91,216            556      2.47%
Savings deposits                                        56,452            200      1.44%           $46,715            230      2.00%
Time deposits                                          246,246          2,710      4.46%           248,881          3,631      5.92%
Interest-bearing demand notes
   issued to the U.S. Treasury                           1,370              7      1.98%             1,012             13      5.21%
Federal funds purchased and
   securities repurchase agreements                     11,913             33      1.14%            19,129            243      5.15%
Advances from Federal Home Loan Bank                     6,425             88      5.58%            12,197            185      6.15%
Borrowings                                               1,550             15      3.81%             1,847             42      9.22%
                                                ---------------  -------------              ---------------  -------------

            Total interest-bearing liabilities         442,780          3,591      3.29%           420,997          4,900      4.72%
                                                ---------------  -------------              ---------------  -------------

Net yield on average interest-earning assets                           $4,978      4.06%                           $4,644      3.95%
                                                                 =============                               =============

Average non-interest-bearing liabilities                57,973                                      49,365

Average stockholders' equity                            47,829                                      46,507
                                                ---------------                             ---------------

            Total average liabilities and
               stockholders' equity                   $548,581                                    $516,869
                                                ===============                             ===============
