Form 10-Q
period 2002-06-30
PRINCETON NATIONAL BANCORP INC
filed 2002-08-14
CIK 707855

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002


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

                             Yes   __X__     No _____

         As of July 31, 2002, the registrant had outstanding 3,306,826 shares of its $5 par value common stock.






                               Page 1 of 17 pages

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

       The Annual Meeting of Shareholders of Princeton National Bancorp, Inc. was held on April 9, 2002, for the purpose of electing four directors each to serve for a term of three years. Proxies for the meeting were solicited by Management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to Management's solicitation.

       All four of Management's nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

                        Shares
                         Voted                 Shares
                         "For"               "Withheld"             Abstain
                     --------------         ------------         ------------

Craig O. Wesner        2,539,579                3,467              209,644
Don S. Browning        2,292,941              250,105              209,644
Donald E. Grubb        2,494,518               48,528              209,644
Ervin I. Pietsch       2,541,999                1,047              209,644

       In addition, the following directors' terms of offices continued after the meeting:

Gary C. Bruce                                    Thomas R. Lasier
Sharon L. Covert                                 Thomas M. Longman
John R. Ernat                                    James B. Miller
Dr. Harold C. Hutchinson, Jr.                    Stephen W. Samet
Mark Janko                                       Tony J. Sorcic


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                           99.1 Certification of Tony J. Sorcic
                           99.2 Certification of Todd D. Fanning

         (b) No reports on Form 8-K were filed by the Corporation for the quarter ended June 30, 2002.


                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PRINCETON NATIONAL BANCORP, INC.


Date: August 12, 2002               By /s/ Tony J. Sorcic
                                       -----------------------------------------
                                       Tony J. Sorcic
                                       President & Chief Executive Officer


Date: August 12, 2002               By /s/ Todd D. Fanning
                                       -----------------------------------------
                                       Todd D. Fanning
                                       Chief Financial Officer

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 1
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (dollars in thousands, except share data)

                                                                  JUNE 30,   DECEMBER 31,
                                                                   2002         2001
                                                                 ---------    ---------
ASSETS
Cash and due from banks                                          $  12,348    $  16,740
Interest-bearing deposits with financial institutions                1,172        6,586
Federal funds sold                                                   6,500       10,400
                                                                 ---------    ---------

          Total cash and cash equivalents                           20,020       33,726

Loans held for sale, at lower of cost or market                      2,390        8,490
Investment securities:
      Available-for-sale, at fair value                            145,972      128,605
      Held-to-maturity, at amortized cost                           14,107       16,055
                                                                 ---------    ---------

          Total investment securities                              160,079      144,660
                                                                 ---------    ---------
Loans:
      Gross loans, net of unearned interest                        347,956      333,399
                Allowance for loan losses                           (2,725)      (2,300)
                                                                 ---------    ---------

          Net loans                                                345,231      331,099
                                                                 ---------    ---------

Premises and equipment, net of accumulated depreciation             13,687       13,766
Bank-owned life insurance                                           13,317       12,452
Interest receivable                                                  4,901        5,799
Goodwill, net of accumulated amortization                            3,119        3,218
Intangible assets, net of accumulated amortization                     845          668
Other assets                                                         1,293        1,447
                                                                 ---------    ---------

        TOTAL ASSETS                                             $ 564,882    $ 555,325
                                                                 =========    =========

LIABILITIES
Deposits:
     Demand                                                      $  47,932    $  58,378
     Interest-bearing demand                                       129,661      116,587
     Savings                                                        53,331       51,966
     Time                                                          258,305      254,807
                                                                 ---------    ---------

            Total deposits                                         489,229      481,738

Borrowings:
     Customer repurchase agreements                                  9,913       12,217
     Advances from Federal Home Loan Bank                            6,067        6,451
     Interest-bearing demand notes issued to the U.S. Treasury       1,623          377
     Notes payable                                                   1,450        1,550
                                                                 ---------    ---------

            Total borrowings                                        19,053       20,595

Other liabilities                                                    5,602        5,492
                                                                 ---------    ---------

       TOTAL LIABILITIES                                           513,884      507,825
                                                                 ---------    ---------

STOCKHOLDERS' EQUITY
Common stock: $5 par value, 7,000,000 shares
     authorized; 4,139,841 issued                                   20,699       20,699
Surplus                                                              6,451        6,416
Retained earnings                                                   34,168       31,937
Accumulated other comprehensive income, net of tax                   1,753          537
Less: Cost of 833,018 and 835,831 treasury shares at
     June 30, 2002 and December 31, 2001, respectively             (12,073)     (12,089)

                                                                 ---------    ---------
       TOTAL STOCKHOLDERS' EQUITY                                   50,998       47,500

                                                                 ---------    ---------
       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                  $ 564,882    $ 555,325
                                                                 =========    =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY     Schedule 2
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  For the Three Months     For the Six Months
                                                                      Ended June 30            Ended June 30
                                                                    2002         2001         2002         2001
                                                                 ----------   ----------   ----------   ----------
INTEREST INCOME:
     Interest and fees on loans                                  $    6,264   $    7,165   $   12,545   $   14,618
     Interest and dividends on investment securities                  1,900        1,769        3,811        3,520
     Interest on federal funds sold                                      35           35           70           88
     Interest on interest-bearing time deposits in other banks           19           34           44           59
                                                                 ----------   ----------   ----------   ----------

            Total interest income                                     8,218        9,003       16,470       18,285

INTEREST EXPENSE:
     Interest on deposits                                             3,213        4,241        6,661        8,658
     Interest on borrowings                                             129          388          272          871
                                                                 ----------   ----------   ----------   ----------

            Total interest expense                                    3,342        4,629        6,933        9,529
                                                                 ----------   ----------   ----------   ----------

NET INTEREST INCOME                                                   4,876        4,374        9,537        8,756
Provision for loan losses                                               150           25          375           75
                                                                 ----------   ----------   ----------   ----------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                  4,726        4,349        9,162        8,681

NON-INTEREST INCOME:
     Trust & farm management fees                                       280          274          583          602
     Service charges on deposit accounts                                655          575        1,326        1,096
     Service charges on loans                                            25           76           68          182
     Other service charges                                              124           79          247          233
     Gain on sales of securities available-for-sale                       1          108           41          203
     Brokerage fee income                                               165          218          344          304
     Mortgage banking income                                            278          236          549          389
     Other operating income                                             211           85          474          309
                                                                 ----------   ----------   ----------   ----------

            Total non-interest income                                 1,739        1,651        3,632        3,318

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                   2,430        2,318        4,871        4,568
     Occupancy                                                          303          282          601          557
     Equipment expense                                                  371          321          727          630
     Federal insurance assessments                                       53           49          106           98
     Goodwill amortization                                               49          105           98          210
     Intangible assets amortization                                       3            3            6            6
     Data processing                                                    187          162          371          313
     Other operating expense                                            859          871        1,710        1,743
                                                                 ----------   ----------   ----------   ----------

            Total non-interest expense                                4,255        4,111        8,490        8,125
                                                                 ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                                            2,210        1,889        4,304        3,874
Income tax expense                                                      627          580        1,203        1,086
                                                                 ----------   ----------   ----------   ----------

NET INCOME                                                       $    1,583   $    1,309   $    3,101   $    2,788
                                                                 ==========   ==========   ==========   ==========


NET INCOME PER SHARE:
     Basic                                                             0.48         0.40         0.94         0.83
     Diluted                                                           0.48         0.39         0.93         0.83

Basic weighted average shares outstanding                         3,305,532    3,312,858    3,304,989    3,356,194
Diluted weighted average shares outstanding                       3,325,099    3,322,210    3,321,616    3,364,569


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 2
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   For the Three Months    For the Six Months
                                                                       Ended June 30         Ended June 30
                                                                      2002       2001       2002       2001
                                                                     -------    -------    -------    -------
Net Income                                                             1,583    $ 1,309    $ 3,101    $ 2,788

  Other comprehensive income, net of tax

          Unrealized holding gain (loss) arising during the period     1,936       (123)     1,242        495
          Less: Reclassification adjustment for realized gains
                        included in net income                            (1)       (66)       (26)      (124)
                                                                     -------    -------    -------    -------

  Other comprehensive income                                           1,935       (189)     1,216        371
                                                                     -------    -------    -------    -------

Comprehensive income                                                   3,518    $ 1,120    $ 4,317    $ 3,159
                                                                     =======    =======    =======    =======



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 3
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               For the Six Months Ended
                                                                                      Ended June 30
                                                                                     2002        2001
                                                                                   --------    --------
Balance, January 1                                                                 $ 47,500    $ 47,476

     Net income                                                                       3,101       2,788
     Cash dividends  ($0.26 per share in 2002, and $.50 per share in 2001)             (859)     (1,683)
     Other comprehensive income, net of tax                                           1,216         371
     Purchases of treasury stock  (0 shares in 2002, and 186,000 shares in 2001)          0      (2,912)
     Exercise stock options and re-issuance of treasury stock
              (686 shares in 2002 and 0 in 2001)                                          2           0
     Sales of treasury stock  (2,127 shares in 2002, and 2,606 shares in 2001)           38          41
                                                                                   --------    --------

Balance, June 30                                                                   $ 50,998    $ 46,081
                                                                                   ========    ========




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY       Schedule 4
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                            For the Six Months
                                                                               Ended June 30
                                                                              2002        2001
                                                                            --------    --------
OPERATING ACTIVITIES:
     Net income                                                             $  3,101    $  2,788
     Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
              Depreciation                                                       732         590
              Provision for loan losses                                          375          75
              Amortization of goodwill                                            98         210
              Amortization of other intangible assets                              6           6
              Amortization of premiums on investment
                 securities, net of accretion                                    407           5
              Gain on securities transactions, net                               (41)       (203)
              Gain on sale of premises and equipment                               0        (122)
              FHLB stock dividends                                               (46)        (57)
              Loans originated for sale                                       (9,166)     (8,395)
              Proceeds from sales of loans originated for sale                15,266       7,492
              (Decrease) increase in interest payable                           (381)        103
              Decrease in interest receivable                                    898       1,205
              Increase in other assets                                          (893)     (8,727)
              Decrease in other liabilities                                     (117)     (1,261)
                                                                            --------    --------

                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           10,239      (6,291)
                                                                            --------    --------

INVESTING ACTIVITIES:
     Proceeds from sales of investment securities available-for-sale           1,308      15,206
     Proceeds from maturities of investment securities available-for-sale     22,855      14,510
     Purchase of investment securities available-for-sale                    (38,394)    (31,236)
     Proceeds from maturities of investment securities held-to-maturity        1,105         531
     Purchase of investment securities held-to-maturity                         (789)     (1,275)
     Proceeds from sales of premises and equipment                                 0         175
     Net (increase) decrease in loans                                        (14,507)      3,098
     Purchases of premises and equipment                                        (653)     (1,712)
                                                                            --------    --------

                NET CASH USED IN INVESTING ACTIVITIES                        (29,075)       (703)
                                                                            --------    --------
FINANCING ACTIVITIES:
     Net increase in deposits                                                  7,491      18,519
     Net decrease in borrowings                                               (1,542)     (5,852)
     Dividends paid                                                             (859)     (1,683)
     Purchases of treasury stock                                                   0      (2,912)
     Exercise stock options                                                        2           0
     Sales of treasury stock                                                      38          41
                                                                            --------    --------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                      5,130       8,113
                                                                            --------    --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (13,706)      1,119
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              33,726      18,979
                                                                            --------    --------

CASH AND CASH EQUIVALENTS AT JUNE 30                                        $ 20,020    $ 20,098
                                                                            ========    ========

Supplemental disclosures of cash flow information:
              Cash paid during the period for:
                    Interest                                                $  7,314    $  9,426
                    Income taxes                                            $    943    $  1,779



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

(1) EARNINGS PER SHARE CALCULATION
----------------------------------

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

                                              Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                               2002         2001          2002        2001
                                            ----------   ----------   ----------   ----------
Numerator:
         Net income                         $    1,583   $    1,309   $    3,101   $    2,788

Denominator:
         Basic earnings per share-
         weighted average shares             3,305,532    3,312,858    3,304,989    3,356,194

         Effect of dilutive securities-
         stock options                          19,567        9,352       16,627        8,375
                                            ----------   ----------   ----------   ----------
         Diluted earnings per share-
         adjusted weighted average shares    3,325,099    3,322,210    3,321,616    3,364,569


Net income per share:

         Basic                              $     0.48   $     0.40   $     0.94   $     0.83

         Diluted                            $     0.48   $     0.39   $     0.93   $     0.83

(2) IMPACT OF NEW ACCOUNTING STANDARDS
--------------------------------------

         In July 2001, the FASB issued Statement 141, "Business Combinations" (FAS 141) and Statement 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 required that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As required under FAS 142, the Corporation adopted FAS 142 effective January 1, 2002. The Corporation completed its evaluation for impairment of goodwill during the six months ended June 30, 2002. No impairment was deemed necessary as a result of the Corporation's analysis. The balance of goodwill, net of accumulated amortization, totaled $3,218,000 at December 31, 2001. Of this amount, $1,355,000, which had annual amortization of $226,000, will no longer be amortized. The remaining balance of $1,863,000 relates to branch acquisitions and, in accordance with the pronouncement, will continue to be amortized. The amortization expense for the second quarter of 2002 was $49,000 and $98,000 for the first six months of 2002. The amortization expense will be approximately $98,000 for the remainder of 2002 and will be approximately $196,000 for each of the next five years.

         The following is a summary of net income and earnings per share for the three and six months ended June 30, 2002 and 2001, as adjusted to remove the amortization of goodwill:

                                                                    Three Months Ended June 30,    Six Months Ended, June 30
                                                                    ---------------------------    -------------------------
(in thousands, except per share data)                                 2002           2001            2002         2001
Net Income                   As Reported                              $ 1,583        $ 1,309         $ 3,101      $ 2,788
                             Add back goodwill amortization                --             57              --          114
                             Net income as adjusted                   $ 1,583        $ 1,366         $ 3,101      $ 2,902

Basic Earnings Per Share     As Reported                              $  0.48        $  0.40         $  0.94      $  0.83
                             Add back goodwill amortization                --            .01              --          .03
                             Net income as adjusted                   $  0.48        $  0.41         $  0.94      $  0.86

Diluted Earnings Per Share   As Reported                              $  0.48        $  0.39         $  0.93      $  0.83
                             Add back goodwill amortization                --            .02              --          .03
                             Net income as adjusted                   $  0.48        $  0.41         $  0.93      $  0.86


         The following table summarizes the Corporation's intangible assets, which are subject to amortization, as of June 30, 2002:

                               Gross Carrying           Accumulated
                                   Amount              Amortization
                                   ------              ------------
Mortgage servicing rights         $  1,538               $  (765)
Other intangible assets                160                   (88)
                                  --------               -------
         Total                    $  1,698               $  (853)
                                  ========               =======

AGGREGATE AMORTIZATION EXPENSE:

For the Quarter Ended June 30, 2002                           $        60
For the Six Months Ended, June 30, 2002                       $       124

         Amortization expense for mortgage servicing rights is included as part of mortgage banking income.


ESTIMATED AMORTIZATION EXPENSE:

For the Six Months Ended December 31, 2002                    $       123
For the Year Ended December 31, 2003                          $       214
For the Year Ended December 31, 2004                          $       167
For the Year Ended December 31, 2005                          $       126
For the Year Ended December 31, 2006                          $        93
For the Year Ended December 31, 2007                          $        63



         In June 2002, the FASB issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the Corporation's consolidated financial statements.

                                                                      Schedule 6



                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2002


         The following discussion provides information about Princeton National Bancorp, Inc.'s ("PNBC" or the "Corporation") financial condition and results of operations for the quarter and six months ended June 30, 2002. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words "believes", "expects", "anticipates", "estimates", or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.


RESULTS OF OPERATIONS
---------------------

         Net income for the second quarter of 2002 was $1,583,000, or basic and diluted earnings per share of $0.48, as compared to net income of $1,309,000 in the second quarter of 2001, or basic earnings per share of $0.40 (diluted earnings per share of $0.39). This represents an increase of $274,000 (20.9%) or $.08 per basic share (20.0%). For the first six months of 2002, net income was $3,101,000, or basic earnings per share of $0.94 (diluted earnings per share of $0.93). Net income for the first six months of 2001 was $2,788,000, or basic and diluted earnings per share of $0.83. This represents an increase of $313,000 (or 11.2%) during the first six months of 2002 over the same period in 2001, and an increase of $0.11 per basic share (13.3%). Net income for the first six months of 2002 was positively impacted by the discontinuing of a portion of the Corporation's goodwill (consistent with the provisions of FAS 142) of $114,000, as well as an improving net interest margin and increased fee income. Additionally, net income for the first six months of 2001 includes a gain on sale of premises of $122,000. The annualized return on average assets and return on average equity were 1.16% and 12.97%, respectively, for the second quarter of 2002, compared with 1.02% and 11.55% for the second quarter of 2001. For the six-month periods, the annualized return on average assets and average equity were 1.14% and 12.92%, respectively for 2002, compared to 1.09% and 12.23%, respectively for 2001.

         Net interest income before provision for loan losses was $4,876,000 for the second quarter of 2002, compared to $4,374,000 for the second quarter of 2001 (an increase of $502,000 or 11.5%). This increase is a result of both an increase in average interest-earning assets over the past twelve months and an improving net interest margin. For the three months ended June 30, 2002, average interest-earning assets were $500.0 million compared to $474.4 million for the three months ended June 30, 2001. Additionally, the net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 3.92% in the second quarter of 2001 to 4.17% in the second quarter of 2002.

         Net interest income before provision for loan losses was $9,537,000 for the first six months of 2002, compared to $8,756,000 for the first six months of 2001 (an increase of $781,000 or 8.9%). This increase is a result of an increase in average interest-earning assets and an improving net interest margin. For the six months ended June 30, 2002, average interest-earning assets were $498.5 million compared to $475.5 million for the six months ended June 30, 2001. Additionally, the net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 3.93% in the first half of 2001 to 4.12% in the first half of 2002.

         PNBC recorded a loan loss provision of $150,000 in the second quarter of 2002 compared to $25,000 in the second quarter of 2001. For the six-month comparable periods, PNBC recorded a loan loss provision of $375,000 in 2002 and $75,000 in 2001. The provision expense taken each quarter is determined by the risk characteristics of the loan portfolio, as well as the net charge-off activity for the quarter.

         Non-interest income totaled $1,739,000 for the second quarter of 2002, as compared to $1,651,000 during the second quarter of 2001, an increase of $88,000 (or 5.3%). The increase is a result of other operating income increasing by $126,000 (or 148.2%) and service charges on deposit accounts increasing $80,000 (or 13.9%). These increases more than offset a decrease in gains from sales of securities available- for-sale of $107,000. For the six-month periods, non-interest income totaled $3,632,000 in 2002, compared to $3,318,000 in 2001. This represents an increase of $314,000 (or 9.5%). Once again, increases in service charges on deposit accounts (increase of $230,000, or 21.0%) and other operating income (increase of $165,000, or 53.4%) were the reason for the increase, offsetting a decrease in gains from sales of available- for-sale securities of $162,000 (or 79.8%). The increases in other operating income both for the three-month and six-month comparable periods are due to the investment by the Corporation in bank-owned life insurance policies in June, 2001, the earnings from which are included in other operating income. Additionally, PNBC recorded a $122,000 gain from the sale of the subsidiary bank's downtown Oglesby branch building during the first six months of 2001.

         Total non-interest expense for the second quarter of 2002 was $4,255,000, an increase of $144,000 (or 3.5%) from $4,111,000 in the second quarter of 2001. The largest increase was in salaries/employee benefits, which increased $112,000 (or 4.8%). Equipment and data processing expenses also increased from the second quarter of 2001 to the second quarter of 2002 by $50,000 (15.6%) and $25,000 (15.4%), respectively. These increases offset the decrease in goodwill amortization of $57,000 from the second quarter of 2001 as compared to the second quarter of 2002. Year-to-date non-interest expenses for 2002 of $8,490,000 have increased $365,000 (or 4.5%) from the same period in 2001, but are at expected levels. The most notable increases are again in salaries/employee benefits ($303,000 or 6.6%), equipment expense ($97,000 or 15.4%), and data processing ($58,000 or 18.5%), which were offset by the decrease in goodwill amortization of $114,000 (or 54.3%).

INCOME TAXES
------------

         Income tax expense totaled $627,000 for the second quarter of 2002, as compared to $580,000 for the second quarter of 2001. For the first six months of 2002, income tax expenses were $1,203,000 compared to $1,086,000 for the first six months of 2001. Additionally, PNBC also recognized a tax benefit of approximately $90,000 from the previously mentioned sale of the Oglesby facility in the first quarter of 2001. As a result, the effective tax rate was 28.0% for the six months ended June 30, 2002 and June 30, 2001.


ANALYSIS OF FINANCIAL CONDITION
-------------------------------

         Total assets at June 30, 2002 increased to $564,882,000 from $555,325,000 at December 31, 2001 (an increase of $9.6 million or 1.7%). Total deposits at June 30, 2002 increased to $489,229,000 from $481,738,000 from December 31, 2001 (an increase of $7.5 million or 1.6%). In comparing categories of deposits at June 30, 2002 to the December 31, 2001 totals, three categories had increasing balances: interest- bearing demand deposits (increase of $13.1 million or 11.2%), time deposits (increase of $3.5 million or 1.4%), and savings deposits (increase of $1.4 million or 2.6%), while demand deposits decreased by $10.4 million (or 17.9%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan ("TT&L") deposits, federal funds purchased, and Federal Home Loan Bank advances, decreased from $20,595,000 at December 31, 2001 to $19,053,000 at June 30, 2002 (decrease of $1.5 million or 8.1%). Investments totaled $160,079,000 at June 30, 2002, compared to $144,660,000 at December 31, 2001 (an increase of $15.4 million or 10.7%).

         Loan demand increased during the second quarter of 2002. Loan balances, net of unearned interest, increased to $350,346,000 at June 30, 2002, compared to $341,889,000 at December 31, 2001 (an increase of $8.5 million or 2.5%). Non-performing loans totaled $6,872,000 or 1.96% of net loans at June 30, 2002, as compared to $5,718,000 or 1.72% of net loans at December 31, 2001.

         For the six months ended June 30, 2002, the subsidiary bank charged off $289,000 of loans and had recoveries of $339,000, compared to charge-offs of $461,000 and recoveries of $129,000 during the six months ended June 30, 2001. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At June 30, 2002, the allowance was $2,725,000 which is 39.7% of non-performing loans and 0.78% of total loans, compared with $2,300,000 which was 40.2% of non-performing loans and 0.67% of total loans at December 31, 2001.

         At June 30, 2002, impaired loans totaled $5,582,000 compared to $2,014,000 at December 31, 2001. Loans 90 days or more past due and still accruing interest at June 30, 2002 were $10,000, compared to $42,000 at December 31, 2001. Although the balances of non-performing and impaired loans have increased from the level of prior years, the total is concentrated in a few credits that management believes will not result in any losses to the Corporation. There is a specific loan loss reserve of $100,000 established for an impaired loan as of June 30, 2002, while there were no specific loan loss reserves established for impaired loans as of December 31, 2001. Subsequent to June 30, 2002, one of the largest non-performing loans was transferred to other real estate owned. PNBC's management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of June 30, 2002.

CAPITAL RESOURCES
-----------------

         Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At June 30, 2002 total risk-based capital of PNBC was 12.79%, compared to 12.29% at December 31, 2001. The Tier 1 capital ratio increased from 8.10% at December 31, 2001, to 8.38% at June 30, 2002. Total stockholders' equity to total assets at June 30, 2002 increased to 9.03% from 8.55% at December 31, 2001.


LIQUIDITY
---------

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows used for investing and financing activities, offset by those provided by operating activities, resulted in a net decrease in cash and cash equivalents of $13,706,000 from December 31, 2001 to June 30, 2002. This decrease was due to a net increase in loans and investments, offset by a net increase in deposits. For more detailed information, see PNBC's Consolidated Statements of Cash Flows.


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

                                              Six Months Ended, June 30, 2002     Six Months Ended, June 30, 2001
                                              -------------------------------     -------------------------------
                                                Average              Yield/          Average              Yield/
                                                Balance   Interest    Cost           Balance    Interest   Cost
                                                -------   --------    ----           -------    --------   ----
AVERAGE INTEREST-EARNING ASSETS

Interest-bearing deposits                      $  5,665   $     44    1.57%         $  2,444    $     59   4.87%
Taxable investment securities                    98,778      2,592    5.29%           82,902       2,538   6.17%
Tax-exempt investment securities                 49,493      1,847    7.53%           38,565       1,488   7.78%
Federal funds sold                                8,740         70    1.62%            3,616          88   4.91%
Net loans                                       335,870     12,557    7.54%          347,975      14,634   8.48%
                                               --------   --------                  --------    --------

        Total interest-earning assets           498,545     17,110    6.92%         $475,502      18,807   7.98%
                                               --------   --------                  --------    --------

Average non-interest earning assets              51,770                               41,135
                                               --------                             --------

        Total average assets                   $550,315                             $516,637
                                               ========                             ========


AVERAGE INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits               $120,506      1,095    1.83%         $ 91,444       1,053   2.32%
Savings deposits                                 55,564        375    1.36%         $ 47,331         473   2.02%
Time deposits                                   248,668      5,191    4.21%          248,684       7,132   5.78%
Interest-bearing demand notes
   issued to the U.S. Treasury                      993          8    1.63%              996          21   4.25%
Federal funds purchased and
   securities repurchase agreements              11,397         62    1.10%           17,983         405   4.54%
Advances from Federal Home Loan Bank              6,330        173    5.52%           12,102         368   6.13%
Borrowings                                        1,523         29    3.81%            1,798          77   8.64%
                                               --------   --------                  --------    --------
        Total interest-bearing liabilities      444,981      6,933    3.14%          420,338       9,529   4.57%
                                               --------   --------                  --------    --------

Net yield on average interest-earning assets              $ 10,177    4.12%                     $  9,278   3.93%
                                                          ========                              ========

Average non-interest-bearing liabilities         56,950                               50,326

Average stockholders' equity                     48,384                               45,973
                                               --------                             --------
        Total average liabilities and
           stockholders' equity                $550,315                             $516,637
                                               ========                             ========