Form 10-Q
period 2002-09-30
PRINCETON NATIONAL BANCORP INC
filed 2002-11-14
CIK 707855

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002


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

                         Yes   __X__        No _____

     As of October 24, 2002, the registrant had outstanding 3,230,082 shares of its $5 par value common stock.









                               Page 1 of 20 pages

                          PART I: FINANCIAL INFORMATION


     The unaudited consolidated financial statements of Princeton National Bancorp, Inc. and Subsidiary and management's discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

         Schedule 1: Consolidated Balance Sheets
         Schedule 2: Consolidated Statements of Income and Comprehensive Income
         Schedule 3: Consolidated Statements of Stockholders' Equity
         Schedule 4: Consolidated Statements of Cash Flows
         Schedule 5: Notes to Consolidated Financial Statements
         Schedule 6: Management's Discussion and Analysis of
                          Financial Condition and Results of Operations
         Schedule 7: Controls and Procedures


                           PART II: OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits :

          99.1  Certification of Tony J. Sorcic
          99.2  Certification of Todd D. Fanning

     (b) No reports on Form 8-K were filed by the Corporation for the quarter ended September 30, 2002.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PRINCETON NATIONAL BANCORP, INC.


Date:  November 13, 2002            By  /s/ Tony J. Sorcic
                                        ----------------------------------------
                                        Tony J. Sorcic
                                        President & Chief Executive Officer


Date:  November 13, 2002            By  /s/ Todd D. Fanning
                                        ----------------------------------------
                                        Todd D. Fanning
                                        Vice-President & Chief Financial Officer

                                 CERTIFICATIONS


I, Tony J. Sorcic, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Princeton National Bancorp, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition , results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 13, 2002                /s/ Tony J. Sorcic
                                          -----------------------------------
                                          Tony J. Sorcic
                                          President & Chief Executive Officer

I, Todd D. Fanning, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Princeton National Bancorp, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition , results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 13, 2002              /s/ Todd D. Fanning
                                        ----------------------------------------
                                        Todd D. Fanning
                                        Vice-President & Chief Financial Officer

                                                                      Schedule 1
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (dollars in thousands, except share data

                                                                 SEPTEMBER 30,  December 31,
                                                                      2002           2001
                                                                  -----------    -----------
ASSETS
Cash and due from banks                                           $    15,939    $    16,740
Interest-bearing deposits with financial institutions                     902          6,586
Federal funds sold                                                      2,150         10,400
                                                                  -----------    -----------

          Total cash and cash equivalents                              18,991         33,726

Loans held for sale, at lower of cost or market                         3,917          8,490
Investment securities:
      Available-for-sale, at fair value                               151,558        128,605
      Held-to-maturity, at amortized cost                              14,700         16,055
                                                                  -----------    -----------

          Total investment securities                                 166,258        144,660
                                                                  -----------    -----------
Loans:
      Gross loans, net of unearned interest                           349,494        333,399
                Allowance for loan losses                              -2,747         -2,300
                                                                  -----------    -----------

          Net loans                                                   346,747        331,099
                                                                  -----------    -----------

Premises and equipment, net of accumulated depreciation                13,447         13,766
Bank-owned life insurance                                              13,465         12,452
Interest receivable                                                     5,713          5,799
Goodwill, net of accumulated amortization                               3,070          3,218
Intangible assets, net of accumulated amortization                         69             78
Other real estate owned held for sale                                   3,413              0
Other assets                                                            2,152          2,037
                                                                  -----------    -----------

        TOTAL ASSETS                                              $   577,242    $   555,325
                                                                  ===========    ===========

LIABILITIES
Deposits:
     Demand                                                       $    49,735    $    58,378
     Interest-bearing demand                                          134,361        116,587
     Savings                                                           51,634         51,966
     Time                                                             263,797        254,807
                                                                  -----------    -----------

            Total deposits                                            499,527        481,738

Borrowings:
     Customer repurchase agreements                                    10,017         12,217
     Advances from Federal Home Loan Bank                               5,900          6,451
     Interest-bearing demand notes issued to the U.S. Treasury          2,393            377
     Notes payable                                                      1,450          1,550
                                                                  -----------    -----------

            Total borrowings                                           19,760         20,595

Other liabilities                                                       5,924          5,492
                                                                  -----------    -----------

       TOTAL LIABILITIES                                              525,211        507,825
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY
Common stock:  $5 par value, 7,000,000 shares
     authorized; 4,139,841 issued                                      20,699         20,699
Surplus                                                                 6,560          6,416
Retained earnings                                                      35,214         31,937
Accumulated other comprehensive income, net of tax                      2,737            537
Less: Cost of 882,759 and 835,831 treasury shares at
     September 30, 2002 and December 31, 2001, respectively           -13,179        -12,089

                                                                  -----------    -----------
       TOTAL STOCKHOLDERS' EQUITY                                      52,031         47,500

                                                                  -----------    -----------
       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                   $   577,242    $   555,325
                                                                  ===========    ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 2
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    For the Three Months        For the Nine Months
                                                                     Ended September 30          Ended September 30
                                                                     2002          2001          2002         2001
                                                                  ----------    ----------    ----------    ----------
INTEREST INCOME:
     Interest and fees on loans                                   $    6,170    $    7,020    $   18,715    $   21,638
     Interest and dividends on investment securities                   1,925         1,780         5,736         5,300
     Interest on federal funds sold                                       37            82           107           170
     Interest on interest-bearing time deposits in other banks            29            61            73           120
                                                                  ----------    ----------    ----------    ----------

            Total interest income                                      8,161         8,943        24,631        27,228

INTEREST EXPENSE:
     Interest on deposits                                              3,316         4,303         9,975        12,961
     Interest on borrowings                                              132           304           405         1,175
                                                                  ----------    ----------    ----------    ----------

            Total interest expense                                     3,448         4,607        10,380        14,136
                                                                  ----------    ----------    ----------    ----------

NET INTEREST INCOME                                                    4,713         4,336        14,251        13,092
Provision for loan losses                                                 50           360           425           435
                                                                  ----------    ----------    ----------    ----------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                   4,663         3,976        13,826        12,657

NON-INTEREST INCOME:
     Trust & farm management fees                                        312           293           895           895
     Service charges on deposit accounts                                 706           553         2,031         1,649
     Other service charges                                               133           174           448           589
     Gain on sales of securities available-for-sale                       98           138           138           341
     Brokerage fee income                                                157           149           501           453
     Mortgage banking income                                             294           247           843           636
     Other operating income                                              227           219           701           528
                                                                  ----------    ----------    ----------    ----------

            Total non-interest income                                  1,927         1,773         5,557         5,091

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                    2,534         2,358         7,405         6,926
     Occupancy                                                           292           324           892           881
     Equipment expense                                                   393           321         1,120           951
     Federal insurance assessments                                        53            49           159           147
     Goodwill amortization                                                49           107           147           317
     Intangible assets amortization                                        3             3             9             9
     Data processing                                                     188           153           559           466
     Other real estate owned expenses                                    178             1           178             4
     Other operating expense                                             928           756         2,638         2,496
                                                                  ----------    ----------    ----------    ----------

            Total non-interest expense                                 4,618         4,072        13,107        12,197
                                                                  ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES                                             1,972         1,677         6,276         5,551
Income tax expense                                                       444           401         1,647         1,487
                                                                  ----------    ----------    ----------    ----------

NET INCOME                                                        $    1,528    $    1,276    $    4,629    $    4,064
                                                                  ==========    ==========    ==========    ==========


NET INCOME PER SHARE:
     Basic                                                              0.46          0.39          1.40          1.22
     Diluted                                                            0.46          0.38          1.39          1.21

Basic weighted average shares outstanding                          3,292,127     3,306,408     3,300,654     3,339,416
Diluted weighted average shares outstanding                        3,314,705     3,317,433     3,319,401     3,348,629


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 2
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      For the Three Months        For the Nine Months
                                                                       Ended September 30         Ended September 30
                                                                        2002         2001         2002          2001
                                                                    ----------    ----------    ----------    ----------
Net Income                                                               1,528    $    1,276    $    4,629    $    4,064

  Other comprehensive income, net of tax

          Unrealized holding gain arising during the period              1,044         1,127         2,285         1,622
           Less:  Reclassification adjustment for realized gains
                             included in net income                        -60           -85           -85          -209
                                                                    ----------    ----------    ----------    ----------

  Other comprehensive income                                               984         1,042         2,200         1,413
                                                                    ----------    ----------    ----------    ----------

Comprehensive income                                                     2,512    $    2,318    $    6,829    $    5,477
                                                                    ==========    ==========    ==========    ==========




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 3
                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         For the Nine Months Ended
                                                                                               September 30
                                                                                            2002          2001
                                                                                         ----------    ----------

Balance, January 1                                                                       $   47,500    $   47,476

     Net income                                                                               4,629         4,064
     Cash dividends  ($0.40 per share in 2002, and $.61 per share in 2001)                   -1,322        -2,046
     Other comprehensive income, net of tax                                                   2,200         1,413
     Purchases of treasury stock  (57,300 shares in 2002, and 186,000 shares in 2001)        -1,151        -2,912
     Exercise stock options and re-issuance of treasury stock
              (6,689 shares in 2002 and 0 in 2001)                                              105             0
     Sales of treasury stock  (3,683 shares in 2002, and 3,549 shares in 2001)                   70            57
                                                                                         ----------    ----------

Balance, September 30                                                                    $   52,031    $   48,052
                                                                                         ==========    ==========







           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 4

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                  For the Nine Months
                                                                                   Ended September 30
                                                                                     2002       2001
                                                                                    -------    -------
OPERATING ACTIVITIES:
     Net income                                                                     $ 4,629    $ 4,064
     Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
              Depreciation                                                              950        906
              Provision for loan losses                                                 425        435
              Amortization of goodwill                                                  147        317
              Amortization of other intangible assets                                     9          9
              Amortization of premiums on investment
                 securities, net of accretion                                           698         47
              Gain on securities transactions, net                                     -138       -341
              Gain on sale of premises and equipment                                      0       -122
              FHLB stock dividends                                                      -67        -57
              Loans originated for sale                                             -23,015    -14,921
              Proceeds from sales of loans originated for sale                       27,588     14,289
              (Decrease) increase in interest payable                                  -367         61
              Decrease (increase) in interest receivable                                 86     -1,116
              Increase in other assets                                               -1,127     -8,932
              Decrease in other liabilities                                            -431       -858
                                                                                    -------    -------

                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   9,387     -6,219
                                                                                    -------    -------

INVESTING ACTIVITIES:
     Proceeds from sales of investment securities available-for-sale                  3,863     20,341
     Proceeds from maturities of investment securities available-for-sale            31,243     24,779
     Purchase of investment securities available-for-sale                           -53,510    -53,185
     Proceeds from maturities of investment securities held-to-maturity               1,244        876
     Purchase of investment securities held-to-maturity                              -1,501     -1,500
     Proceeds from sales of premises and equipment                                        0        175
     Net (increase) decrease in loans                                               -19,486      4,782
     Purchases of premises and equipment                                               -631     -1,817

                                                                                    -------    -------
                NET CASH USED IN INVESTING ACTIVITIES                               -38,778     -5,549

                                                                                    -------    -------
FINANCING ACTIVITIES:
     Net increase in deposits                                                        17,789     42,571
     Net decrease in borrowings                                                        -835     -7,723
     Dividends paid                                                                  -1,322     -2,046
     Purchases of treasury stock                                                     -1,151     -2,912
     Exercise stock options                                                             105          0
     Sales of treasury stock                                                             70         57
                                                                                    -------    -------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                            14,656     29,947

                                                                                    -------    -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    -14,735     18,179
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     33,726     18,979
                                                                                    -------    -------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                           $18,991    $37,158
                                                                                    =======    =======
------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
             Cash paid during the period for:
                    Interest                                                        $10,747    $14,074
                    Income taxes                                                    $ 1,798    $ 1,954

Supplemental disclosures of non-cash flow activities:
               Loans transferred to other real estate owned                         $ 3,413    $     0



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

(1) EARNINGS PER SHARE CALCULATION
----------------------------------

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

                                                Three Months Ended           Nine Months Ended
                                                   September 30,               September 30,
                                                2002          2001          2002          2001
                                             ----------    ----------    ----------    ----------

Numerator:
         Net income                          $    1,528    $    1,276    $    4,629    $    4,064

Denominator:
         Basic earnings per share-
         weighted average shares              3,292,127     3,306,408     3,300,654     3,339,416

         Effect of dilutive securities-
         stock options                           22,578        11,025        18,747         9,213
                                             ----------    ----------    ----------    ----------
         Diluted earnings per share-
         adjusted weighted average shares     3,314,705     3,317,433     3,319,401     3,348,629


Net income per share:

         Basic                               $     0.46    $     0.39    $     1.40    $     1.22

         Diluted                             $     0.46    $     0.38    $     1.39    $     1.21



(2) IMPACT OF NEW ACCOUNTING STANDARDS
--------------------------------------

         In July 2001, the FASB issued Statement 141, "Business Combinations" (FAS 141) and Statement 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 required that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As required under FAS 142, the Corporation adopted FAS 142 effective January 1, 2002. The Corporation completed its evaluation for impairment of goodwill during the six months ended June 30, 2002. No impairment resulted from the Corporation's analysis. The balance of goodwill, net of accumulated amortization, totaled $3,218,000 at December 31, 2001. Of this amount, $1,355,000, which had annual amortization of $226,000, will no longer be amortized. The remaining balance of $1,863,000 relates to branch acquisitions and, in accordance with the pronouncement, will continue to be amortized. The amortization expense for the third quarter of 2002 was $49,000 and $147,000 for the first nine months of 2002. The amortization expense will be approximately $49,000 for the remainder of 2002 and will be approximately $196,000 for each of the next five years.

         The following is a summary of net income and earnings per share for the three and nine months ended September 30, 2002 and 2001, as adjusted to remove the amortization of goodwill:

                                                          Three Months Ended Sept. 30     Nine Months Ended, Sept. 30
                                                          ---------------------------     ---------------------------
(in thousands, except per share data)                          2002          2001              2002        2001

Net Income                 As Reported                       $   1,528    $   1,276         $   4,629    $   4,064
                           Add back goodwill amortization           --           58                --          170
                           Net income as adjusted            $   1,528    $   1,334         $   4,629    $   4,234

Basic Earnings Per Share   As Reported                       $    0.46    $    0.39         $    1.40    $    1.22
                           Add back goodwill amortization           --          .01                --          .05
                           Net income as adjusted            $    0.46    $    0.40         $    1.40    $    1.27

Diluted Earnings Per Share As Reported                       $    0.46    $    0.38         $    1.39    $    1.21
                           Add back goodwill amortization           --         . 02                --          .05
                           Net income as adjusted            $    0.46    $    0.40         $    1.39    $    1.26


         The following table summarizes the Corporation's intangible assets, which are subject to amortization, as of September 30, 2002:

                                         Gross Carrying         Accumulated
                                             Amount             Amortization
                                           ----------           ------------
Mortgage servicing rights                  $    1,660            $     (834)
Other intangible assets                           160                   (91)
                                           ----------            ----------
         Total                             $    1,820            $     (925)
                                           ==========            ==========

AGGREGATE AMORTIZATION EXPENSE:

For the Quarter Ended September 30, 2002                               $      72
For the Nine Months Ended, September 30, 2002                          $     196

         Amortization expense for mortgage servicing rights is included as part of mortgage banking income.


ESTIMATED AMORTIZATION EXPENSE:

For the Three Months Ended December 31, 2002                           $      68
For the Year Ended December 31, 2003                                   $     241
For the Year Ended December 31, 2004                                   $     190
For the Year Ended December 31, 2005                                   $     145
For the Year Ended December 31, 2006                                   $     107
For the Year Ended December 31, 2007                                   $      73



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

         In October 2002, the FASB issued Statement 147, "Acquisitions of Certain Financial Institutions". This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except transactions between two or more mutual enterprises. The provisions of this statement that relate to the application of FAS 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution , including those acquired in transactions between mutual enterprises. The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FAS 142. If certain criteria in this FAS 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon the adoption of FAS 142, and financial institutions meeting these conditions will be required to restate previously issued financials. Provisions of this statement that relate to the application of the purchase method of accounting are effective for acquisitions on or after October 1, 2002. The provision of this Statement relating to accounting for impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002, with earlier application permitted. Adoption of this statement is not expected to have a material effect on the Corporation's consolidated financial statements.

                                                                      Schedule 6


                PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002



         The following discussion provides information about Princeton National Bancorp, Inc.'s ("PNBC" or the "Corporation") financial condition and results of operations for the quarter and nine months ended September 30, 2002. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words "believes", "expects", "anticipates", "estimates", or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.


RESULTS OF OPERATIONS
---------------------

         Net income for the third quarter of 2002 was $1,528,000, or basic and diluted earnings per share of $0.46, as compared to net income of $1,276,000 in the third quarter of 2001, or basic earnings per share of $0.39 (diluted earnings per share of $0.38). This represents an increase of $252,000 (19.8%) or $.07 per basic share (18.0%). For the first nine months of 2002, net income was $4,629,000, or basic earnings per share of $1.40 (diluted earnings per share of $1.39). Net income for the first nine months of 2001 was $4,064,000, or basic earnings per share of $1.22 (diluted earnings per share of $1.21). This represents an increase of $565,000 (or 13.9%) during the first nine months of 2002 over the same period in 2001, and an increase of $0.11 per basic share (13.3%). Net income for the first nine months of 2002 was positively impacted by the discontinuing of a portion of the Corporation's goodwill (consistent with the provisions of FAS 142) of $114,000, as well as an improving net interest margin and increased fee income. Additionally, net income for the first nine months of 2001 includes a gain on sale of premises of $122,000. The annualized return on average assets and return on average equity were 1.16% and 12.97%, respectively, for the third quarter of 2002, compared with 1.02% and 11.55% for the third quarter of 2001. For the nine-month periods, the annualized return on average assets and average equity were 1.14% and 12.92%, respectively for 2002, compared to 1.09% and 12.23%, respectively for 2001.

         Net interest income before provision for loan losses was $4,713,000 for the third quarter of 2002, compared to $4,336,000 for the third quarter of 2001 (an increase of $377,000 or 8.7%). This increase is a result of both an increase in average interest-earning assets and an improving net interest margin. For the three months ended September 30, 2002, average interest-earning assets were $522.5 million compared to $486.9 million for the three months ended September 30, 2001. Additionally, the net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 3.76% in the third quarter of 2001 to 3.83% in the third quarter of 2002.

         Net interest income before provision for loan losses was $14,251,000 for the first nine months of 2002, compared to $13,092,000 for the first nine months of 2001 (an increase of $1,159,000 or 8.9%). This increase is a result of an increase in average interest-earning assets and an improving net interest margin. For the nine months ended September 30, 2002, average interest-earning assets were $506.6 million compared to $479.3 million for the nine months ended September 30, 2001. Additionally, the net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 3.88% in the first nine months of 2001 to 4.02% in the first nine months of 2002.

         PNBC recorded a loan loss provision of $50,000 in the third quarter of 2002 compared to $360,000 in the third quarter of 2001. For the nine-month comparable periods, PNBC recorded a loan loss provision of $425,000 in 2002 and $435,000 in 2001. The provision expense taken each quarter is determined by the risk characteristics of the loan portfolio, as well as the net charge-off activity for the quarter. For the nine-month comparable periods, PNBC had net recoveries of $22,000 in 2002 and net charge-offs of $893,000 in 2001.

         Non-interest income totaled $1,927,000 for the third quarter of 2002, as compared to $1,773,000 during the third quarter of 2001, an increase of $154,000 (or 8.7%). The increase is the result of increases in service charges on deposit accounts of $153,000 (or 27.7%), and an increase in mortgage banking income of $47,000 (or 19.0%). These increases more than offset a decrease in gains from sales of securities available-for-sale of $40,000. For the nine-month periods, non-interest income totaled $5,557,000 in 2002, compared to $5,091,000 in 2001. This represents an increase of $466,000 (or 9.2%). Once again, increases in service charges on deposit accounts (increase of $382,000, or 23.2%), other operating income (increase of $173,000, or 32.8%), and mortgage banking income (increase of $207,000, or 32.6%) were the reason for the increase, offsetting a decrease in gains from sales of available-for-sale securities of $203,000 (or 59.5%). The increase in other operating income for the nine-month comparable periods are due to the investment by the Corporation in bank-owned life insurance policies in June, 2001, the earnings from which are included in other operating income. Additionally, PNBC recorded a $122,000 gain from the sale of the subsidiary bank's downtown Oglesby branch building during the first nine months of 2001.

         Total non-interest expense for the third quarter of 2002 was $4,618,000, an increase of $546,000 (or 13.4%) from $4,072,000 in the third quarter of 2001. The largest increases was in salaries/employee benefits, which increased $176,000 (or 7.5%) due to increases in commissions from mortgage banking and brokerage activities as well as increased insurance costs. Other notable increases were in other real estate owned expenses which increased from $1,000 in third quarter of 2001 to $178,000 in the third quarter of 2002 and in other operating expenses, which increased $172,000 (or 22.8%). These increases offset the decrease in goodwill amortization of $58,000 from the third quarter of 2001 as compared to the third quarter of 2002. Year- to-date non-interest expenses for 2002 of $13,107,000 have increased $910,000 (or 7.5%) from the same period in 2001, but are at expected levels. The most notable increases are again in salaries/employee benefits ($479,000 or 6.9%), equipment expense ($169,000 or 17.8%), other operating expenses ($142,000 or 5.7%), and data processing ($93,000 or 20.0%), which were offset by the decrease in goodwill amortization of $170,000 (or 53.6%).

INCOME TAXES
------------

         Income tax expense totaled $444,000 for the third quarter of 2002, as compared to $401,000 for the third quarter of 2001. For the first nine months of 2002, income tax expenses were $1,647,000 compared to $1,487,000 for the first nine months of 2001. The effective tax rate was 26.2% for the nine months ended September 30, 2002 compared to 26.8% for the nine months ended September 30, 2001.


ANALYSIS OF FINANCIAL CONDITION
-------------------------------

         Total assets at September 30, 2002 increased to $577,242,000 from $555,325,000 at December 31, 2001 (an increase of $21.9 million or 4.0%). Total deposits at September 30, 2002 increased to $499,527,000 from $481,738,000 from December 31, 2001 (an increase of $17.8 million or 3.7%). In comparing categories of deposits at September 30, 2002 to the December 31, 2001 totals, two categories had increasing balances: interest-bearing demand deposits (increase of $17.8 million or 15.3%) and time deposits (increase of $9.0 million or 3.5%); while demand deposits decreased by $8.6 million (or 14.8%) and savings deposits decreased by $0.3 million (or 0.6%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan ("TT&L") deposits, federal funds purchased, and Federal Home Loan Bank advances, decreased from $20,595,000 at December 31, 2001 to $19,760,000 at September 30, 2002 (decrease of $0.8 million or 4.1%). Investments totaled $166,258,000 at September 30, 2002, compared to $144,660,000 at December 31, 2001 (an increase of $21.6 million or 14.9%).

         Loan demand continued to increase during the third quarter of 2002, primarily in the commercial sector. Loan balances, net of unearned interest, increased to $353,411,000 at September 30, 2002, compared to $341,889,000 at December 31, 2001 (an increase of $11.5 million or 3.4%). Non-performing loans totaled $3,701,000 or 1.05% of net loans at September 30, 2002 (non-performing assets totaled $7,114,000 including the balance of other real estate owned, or 2.01% of net loans), as compared to $5,718,000 or 1.72% of net loans at December 31, 2001.

         For the nine months ended September 30, 2002, the subsidiary bank charged off $391,000 of loans and had recoveries of $413,000, compared to charge-offs of $1,114,000 and recoveries of $221,000 during the nine months ended September 30, 2001. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At September 30, 2002, the allowance was $2,747,000 which is 74.2% of non-performing loans and 0.78% of total loans, compared with $2,300,000 which was 40.2% of non-performing loans and 0.67% of total loans at December 31, 2001.

         At September 30, 2002, impaired loans totaled $2,167,000 compared to $2,014,000 at December 31, 2001. Loans 90 days or more past due and still accruing interest at September 30, 2002 were $29,000, compared to $42,000 at December 31, 2001. Although the balances of non-performing and impaired loans have increased from the level of prior years, the total continues to be concentrated in a few credits. There is a specific loan loss reserve of $225,000 established for impaired loans as of September 30, 2002, while there were no specific loan loss reserves established for impaired loans as of December 31, 2001. During the third quarter of 2002, one loan with a balance of $3.4 million was transferred into other real estate owned. It is anticipated that this property will be sold by December 31, 2002. PNBC's management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of September 30, 2002.


CAPITAL RESOURCES
-----------------

         Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At September 30, 2002 total risk-based capital of PNBC was 12.16%, compared to 12.29% at December 31, 2001. The Tier 1 capital ratio decreased from 8.10% at December 31, 2001, to 8.04% at September 30, 2002. Total stockholders' equity to total assets at September 30, 2002 increased to 9.01% from 8.55% at December 31, 2001.

LIQUIDITY
---------

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows used for investing, offset by those provided by operating and financing activities, resulted in a net decrease in cash and cash equivalents of $14,735,000 from December 31, 2001 to September 30, 2002. This decrease was due to a net increase in loans and investments, offset by a net increase in deposits. For more detailed information, see PNBC's Consolidated Statements of Cash Flows.


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


                                                     ------------------------------------------------------------------------------
                                                     NINE MONTHS ENDED, SEPTEMBER 30, 2002     Nine Months Ended, September 30, 2001
                                                     ------------------------------------------------------------------------------
                                                        AVERAGE                      YIELD/       Average                    Yield/
                                                        BALANCE          INTEREST     COST        Balance     Interest        Cost
                                                        -------          --------     ----        -------     --------        ----
AVERAGE INTEREST-EARNING ASSETS

Interest-bearing deposits                               $  6,134         $    73      1.59%      $  4,161     $   120         3.87%
Taxable investment securities                            102,642           3,896      5.07%        83,525       3,782         6.05%
Tax-exempt investment securities                          49,746           2,788      7.49%        39,394       2,301         7.81%
Federal funds sold                                         8,958             107      1.60%         5,777         170         3.93%
Net loans                                                339,151          18,733      7.38%       346,488      21,660         8.36%
                                                        --------         -------                 --------     -------

               Total interest-earning assets             506,631          25,597      6.76%      $479,346      28,033         7.82%
                                                        --------         -------                 --------     -------

Average non-interest earning assets                       52,314                                   44,184
                                                        --------                                 --------

               Total average assets                     $558,945                                 $523,530
                                                        ========                                 ========


AVERAGE INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits                        $125,420           1,747      1.86%      $ 95,736       1,681         2.35%
Savings deposits                                          54,480             531      1.30%      $ 48,413         810         2.24%
Time deposits                                            253,326           7,697      4.06%       250,737      10,471         5.58%
Interest-bearing demand notes
   issued to the U.S. Treasury                             1,108              13      1.57%         1,091          31         3.78%
Federal funds purchased and
   securities repurchase agreements                       10,885              91      1.12%        16,419         507         4.13%
Advances from Federal Home Loan Bank                       6,236             258      5.53%        12,005         549         6.12%
Borrowings                                                 1,499              43      3.84%         1,764          87         6.59%
                                                        --------         -------                 --------     -------

               Total interest-bearing liabilities        452,954          10,380      3.06%       426,166      14,135         4.43%
                                                        --------         -------                 --------     -------

Net yield on average interest-earning assets                             $15,217      4.02%                   $13,898         3.88%
                                                                         =======                              =======

Average non-interest-bearing liabilities                  56,635                                   51,197

Average stockholders' equity                              49,356                                   46,167
                                                        --------                                 --------

               Total average liabilities and
                  stockholders' equity                  $558,945                                 $523,530
                                                        ========                                 ========


SCHEDULE 7.  CONTROLS AND PROCEDURES


     (a) Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.