Form 10-K
period 2002-12-31
PRINCETON NATIONAL BANCORP INC
filed 2003-03-28
CIK 707855

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

                           [X] YES             [ ] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [X]

         At March 17, 2003, 3,195,504 shares of Common Stock, $5.00 Par Value, were outstanding. The aggregate market value of the common stock (based upon the closing representative bid price of the common stock on June 28, 2002, the last business day of the Registrant's most recently completed second quarter, as reported by NASDAQ) held by nonaffiliates was approximately $62,016,918.

         Determination of stock ownership by nonaffiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                           [X] YES             [ ] NO

         Portions of the following documents are incorporated by reference:

         2003 Notice and Proxy Statement for the Annual Meeting of Stockholders April 29, 2003 (the "Proxy Statement") - Part III and portions of the Corporation's 2002 Annual Report (the "Annual Report") - Parts II and III

--------------------------------------------------------------------------------


                               Page 1 of 71 Pages

                                     PART I


ITEM 1. BUSINESS

         Princeton National Bancorp, Inc. ("PNBC" or the "Corporation") is a single-bank holding company which operates in one business segment and conducts a full service commercial banking and trust business through its subsidiary bank, Citizens First National Bank ("Citizens Bank", "the Bank", or the "subsidiary bank"). PNBC was incorporated as a Delaware corporation in 1981 in contemplation of the acquisition of all of the outstanding common stock of Citizens Bank and other future acquisitions. At December 31, 2002, the Corporation had consolidated total assets of $587,375,000 and stockholders' equity of $51,074,000.

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

             Corporate policy, strategy, and goals are established by the Board of Directors of PNBC. Pursuant to PNBC's holding company philosophy, operational and administrative policies for the Bank are also established at the holding company level. Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which its offices are located. In 2002, the majority of the directors of PNBC also served as the directors of Citizens Bank, which further assists PNBC to directly implement its policies at Citizens Bank.


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


CITIZENS FIRST NATIONAL BANK

         Citizens Bank was organized in 1865 as a national bank under the National Bank Act. Currently in its one hundred and thirty-eighth year, Citizens Bank has fourteen offices in eleven different communities in north central
Illinois: Princeton, DePue, Genoa, Hampshire, Henry, Huntley, Minooka, Oglesby, Peru, Sandwich and Spring Valley.

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

COMMERCIAL, REAL ESTATE, AND AGRICULTURAL LENDING

         Citizens Bank's commercial loan department provides secured and to a much lesser extent unsecured loans, including real estate loans, to companies and individuals for business purposes and to governmental units within the Bank's market area. As of December 31, 2002, Citizens Bank had commercial loans of $73.2 million (20.5% of the Bank's total loan portfolio) and commercial real estate loans of $101.4 million (28.4% of the Bank's total loan portfolio). Citizens Bank does not have a concentration of commercial loans in any single industry or business, except for loans to the agricultural industry as more fully disclosed below.

         Agricultural and agricultural real estate loans are primarily related to ventures within thirty miles of branch locations. As of December 31, 2002, Citizens Bank had agricultural loans of $38.7 million and agricultural real estate loans of $35.8 million, which represent approximately 10.8% and 10.0%, respectively, of the Bank's total loan portfolio.

         Agricultural loans, many of which are secured by crops, machinery, and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The agricultural loan department, which has the equivalent of four lending officers, works closely with all agricultural customers including companies and individual farmers, and assists in the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely by the bank during the year. In addition, Citizens Bank works closely with governmental agencies, including the Farm Service Agency, to assist agricultural customers in obtaining credit enhancement products, such as loan guaranties.

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

         Citizens Bank is active in consumer and mortgage lending with approximately $62.3 million in home mortgage loans, including loans available for sale, (17.4 % of the Bank's total loan portfolio) and $35.9 million in consumer installment loans (10.0 % of the Bank's total loan portfolio) as of December 31, 2002. To better serve its retail customers, Citizens Bank is active in the secondary residential mortgage market. As a matter of policy, Citizens Bank does not hold, in portfolio, long term, fixed rate, single-family home mortgage loans, however, the servicing of such loans is maintained. As of December 31, 2002,

Citizens Bank had $94.7 million of loans that have been sold, but servicing has been maintained. Management believes customers receive a higher level of quality service with this arrangement.

         Citizens Bank maintains nineteen automated teller machines. The Bank is a member of NYCE as well as other major nationwide networks such as CIRRUS, PLUS, and STAR. To enhance customer service and convenience, Citizens Bank offers ATM & Check Card, which can be used anywhere VISA is accepted, and is viewed as a tremendous benefit to our customers. Citizens Bank also offers an entire host of Internet Banking services as an additional and convenient alternative delivery mechanism for its product and service line.

         Citizens Bank continues to maintain an intensive sales training program, which includes team coaching, setting goals, measuring results, and reward recognition. In 2002, Citizens Bank again achieved record levels of product referrals and product sales.


TRUST DEPARTMENT AND FARM MANAGEMENT SERVICES

         Gross revenue from Trust and Farm Management services in 2002 totaled approximately $1,192,000, a slight increase from $1,177,000 in 2001. Trust income increased from $977,000 in 2001, to $994,000 in 2002. Farm management fees decreased from $200,000 in 2001 to $198,000 in 2002. The reduction in farm management fees was due primarily to lower commodity prices.

         Total trust assets as of December 31, 2002 were $196,190,000, representing a decrease of approximately $1,960,000 from the total on December 31, 2001. This decrease was most significantly influenced by the widespread lack of confidence and value in the domestic and International stock markets.


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

         In November, 1999, the Gramm-Leach-Bliley Act ("GLB Act") was signed into law. Under the GLB Act, bank holding companies that meet certain standards and elect to become "financial holding companies" are permitted to engage in a wider range of activities than those permitted for bank holding companies, including securities and insurance activities. Specifically, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is (i) financial in nature or incidental thereto, or
(ii) complementary to any such financial-in-nature activity, provided that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of "satisfactory" or better at their most recent examination.

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

         The Bank may declare dividends out of undivided profits, except that until the surplus fund of the Bank is equal to its common capital, no dividend can be declared until one-tenth of the Bank's net income for the applicable period has been carried to the surplus fund. The Bank, however, cannot declare or pay a dividend, if after making the dividend, the Bank would be undercapitalized. In addition, prior approval of the Office of the Comptroller of the Currency (the "OCC") is required if dividends declared by the Bank in any calendar year will exceed its net income for that year combined with its retained net income for the preceding two years. Under national banking regulations and capital guidelines, as of December 31, 2002, the Bank was authorized to distribute approximately $5,510,000 as dividends without prior approval from the OCC. Additionally, according to the guidelines, at January 1, 2003, the Bank had approximately $3,392,000 plus any 2003 net income available to pay as dividends. Future payments of dividends by the Bank will be dependent on individual regulatory capital requirements and levels of profitability. The ability of the Bank to pay dividends may be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy.

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

         Under the risk-adjusted capital standards, a minimum ratio of qualifying total capital to risk-weighted assets of 8% and of Tier l Capital to risk-weighted assets of 4% is required. The FRB and OCC also have adopted a minimum leverage ratio of Tier 1 Capital to total assets of 3% for banks rated "1" under the Uniform Financial Institutions Rating System or bank holding companies rated "1" under the rating system of bank holding companies. All other banks and bank holding companies must maintain a leverage ratio of 4%. In addition, all banks and bank holding companies are expected to have capital commensurate with the level and nature of all risks to which they are exposed.

          At December 31, 2002, PNBC had a total capital to risk-weighted assets ratio of 11.74%, a Tier 1 capital to risk-based assets ratio of 11.10%, and a leverage ratio of 8.11%. At December 31, 2002, the Bank had a total capital to risk-weighted assets ratio of 11.81%, a Tier 1 capital to risk-weighted assets ratio of 11.17%, and a leverage ratio of 8.16%.

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

         As of December 31, 2002, Citizens Bank employed 191 full-time and 50 part-time employees. The Bank offers a variety of employee benefits. Citizens Bank employees are not represented by a union or a collective bargaining agreement, and employee relations are considered to be excellent.

         Citizens Bank believes one of its strengths is its ability to attract and retain experienced and well-trained personnel who are knowledgeable of the market areas in which it operates. Management believes that PNBC generally has an easier time attracting and retaining quality employees than other banks in north central Illinois. This is due primarily to its size and management style, which affords greater opportunities to employees for direct participation and development of managerial and banking skills.

         In order to implement PNBC's community banking philosophy and to promote itself as a community oriented organization, the Bank has a formal officer call program. Nearly every officer of the Bank calls on existing or potential customers and is expected to become actively involved in leadership positions in community organizations. As of December 31, 2002, employees of the Bank participated in approximately 135 community organizations, providing over 10,000 hours of community service.


ITEM 2. PROPERTIES

         PNBC's headquarters and Citizens Bank's principal offices are located at 606 South Main Street, Princeton, Illinois. Also located at this address is an annex completed in 1990 that contains, among others, the trust and farm management departments. The two buildings at this location are owned by Citizens Bank and contain approximately 36,000 square feet of space, all of which is occupied by PNBC and Citizens Bank. Citizens Bank also has two drive-up facilities in Princeton and branch offices in DePue, Genoa, Hampshire, Henry, Huntley, Minooka, Oglesby, Peru, Sandwich and Spring Valley. Citizens Bank is the owner of each of these facilities. None of the facilities owned by the Bank are subject to a mortgage. For additional information regarding these properties, see Footnote 6 of Item 8 of this report.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the fourth quarter of 2002.


SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS

         The following table sets forth information regarding the executive officers:

         Name                     Age     Position
         ----                     ---     --------
         Tony J. Sorcic           49      President & Chief Executive Officer
         James B. Miller          47      Executive Vice-President
         Robert B. Schneider      62      Senior Vice-President & Trust Officer

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

         Robert B. Schneider joined Citizens Bank in 1995 as Senior Vice-President and Trust Officer, and remains in that capacity.

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

                                                        Cash
                                Prices                Dividends
                           High        Low            Declared
                         -------     -------          --------
2002
---------------
Fourth Quarter           $ 22.00     $ 19.18          $   .45
Third Quarter              20.71       18.47              .14
Second Quarter             20.79       17.45              .13
First Quarter              17.98       16.15              .13


2001
---------------
Fourth Quarter           $ 15.75     $ 12.00          $   .12
Third Quarter              17.38       14.56              .11
Second Quarter             17.35       15.25              .40
First Quarter              16.80       14.95              .10

         On March 17, 2003, PNBC had 552 registered holders of record of its Common Stock.

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

         PNBC has paid regular cash dividends on the Common Stock since it commenced operations in 1982. PNBC currently anticipates that cash dividends comparable to those that have been paid in the past will continue to be paid in the future. There can be no assurance, however, that any such dividends will be paid by PNBC or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements, and financial condition of PNBC and the Bank as well as the general economic conditions and other relevant factors affecting PNBC and the Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The information from the 2003 Proxy Statement under the caption "Existing Equity Compensation Plans" on pages 4 through 5 is incorporated by reference.


ITEM 6. SELECTED FINANCIAL DATA

         Information regarding the Corporation's selected financial data is included on page 37 of the Corporation's Annual Report, which information is incorporated by reference herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information regarding the Corporation's management's discussion and analysis of financial condition and results of operations is included on pages 26-35 in the Corporation's Annual Report, which information is incorporated by reference herein.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 305 of Regulation S-K is contained in the Corporation's Annual Report on pages 33 and 34, under the headings "Asset Liability Management" and "Contractual Obligations and Commercial Commitments", which information is incorporated herein by reference.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information regarding the Corporation's consolidated financial statements and supplementary data is included on pages 9-25 and page 36 in the Corporation's Annual Report, which information is incorporated by reference herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information regarding executive officers of the Corporation is included as a Supplementary Item at the end of Part I of this Form 10-K.

         Information regarding executive officers and directors of the Corporation is included in the Corporation's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 2003 (the "Proxy Statement") under the caption "Proposal 1-Election of Directors", which information is incorporated by reference herein.

         Information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Compliance Reporting", which information is incorporated by reference herein.


ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is included in the Proxy Statement under the captions "Board of Directors' Meetings and Committees", "Compensation of Directors", and "Executive Compensation -- Summary; -- Summary Compensation Table; and Employment Agreements," which information is incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership is included in the Proxy Statement under the captions "Security Ownership of Directors, Nominees for Director, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group" and "Security Ownership of Certain Beneficial Owners," which information is incorporated by reference herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding relationships and transactions is included in the Proxy Statement under the caption "Certain Transactions," which information is incorporated by reference herein.


ITEM 14. CONTROLS AND PROCEDURES

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


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following is a list of the Financial Statements included in Part II, Item 8 of this report:

                  Consolidated Balance Sheets as of December 31, 2002 and 2001.

                  Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001, and 2000.

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

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

(b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Corporation for the quarter ended December 31, 2002.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PRINCETON NATIONAL BANCORP, INC.

                                                By /s/ Tony J. Sorcic
                                                   -----------------------------
                                                   Tony J. Sorcic, President and
                                                   Chief Executive Officer
                                                Date: March 26, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                     Title                               Date
        ---------                                     -----                               -----
/s/ Tony J. Sorcic                  President and Chief Executive Officer and         March 26, 2003
---------------------------         Director (Principal Executive Officer)
    Tony J. Sorcic


/s/ Todd D. Fanning                 Vice-President & Chief Financial Officer          March 26, 2003
---------------------------         (Principal Accounting and Financial Officer)
    Todd D. Fanning


/s/ Craig O. Wesner                 Chairman of the Board                             March 26, 2003
--------------------------
    Craig O. Wesner


/s/ Daryl Becker                    Director                                          March 26, 2003
--------------------------
    Daryl Becker


/s/                                 Director
--------------------------
    Don S. Browning


/s/ Gary C. Bruce                   Director                                          March 26, 2003
--------------------------
    Gary C. Bruce


/s/ Sharon L. Covert                Director                                          March 26, 2003
--------------------------
    Sharon L. Covert


/s/                                 Director
--------------------------
    John R. Ernat


/s/ Donald E. Grubb                 Director                                          March 26, 2003
--------------------------
    Donald E. Grubb


/s/ Mark Janko                      Director                                          March 26, 2003
--------------------------
    Mark Janko


/s/                                 Director
--------------------------
    Thomas M. Longman


/s/ James B. Miller                 Director                                          March 26, 2003
--------------------------
    James B. Miller


/s/                                 Director
--------------------------
    Stephen W. Samet


/s/                                 Director
--------------------------
    Ervin I. Pietsch

                                 CERTIFICATIONS

I, Tony J. Sorcic, certify that:

1. I have reviewed this annual report on Form 10-K of Princeton National Bancorp, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition , results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 3/26/03                                      /s/ Tony J. Sorcic
      ----------------                             -----------------------------
                                                   Principal Exectutive Officer
                                                   Signature-Title

I, Todd D. Fanning, certify that:

1. I have reviewed this annual report on Form 10-K of Princeton National Bancorp, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition , results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 3/26/03                                            /s/ Todd D. Fanning
      ----------------                                   -----------------------
                                                         Chief Financial Officer
                                                         Signature-Title

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

3.2      By-Laws of PNBC (as amended January 27, 2003).

10.1* Employment Agreement, dated as of January 8, 2003 between PNBC and James B. Miller.

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

10.6* Princeton National Bancorp, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the 2001 PNBC Annual Report on Form 10-K).

10.7* Princeton National Bancorp, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 of the 2001 PNBC Annual Report on Form 10-K).

13       Portions of 2002 Annual Report to Shareholders.

21       Subsidiaries of PNBC.

23       Consent of KPMG LLP.

99.1     Section 906 Certification of Chief Executive Officer

99.2     Section 906 Certification of Chief Financial Officer


* Management contract or compensatory plan.