Form 10-Q
period 2003-03-31
PRINCETON NATIONAL BANCORP INC
filed 2003-05-14
CIK 707855

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

     Commission File No. 0-20050

                        PRINCETON NATIONAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    36-32110283
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                                 Yes _X_ No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_


     As of April 23, 2003, the registrant had outstanding 3,201,457 shares of its $5 par value common stock.

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


                           PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits:

          99.1  Certification of Tony J. Sorcic
          99.2  Certification of Todd D. Fanning

     (b) No reports on Form 8-K were filed by the Corporation for the quarter ended March 31, 2003.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRINCETON NATIONAL BANCORP, INC.

Date: May 12, 2003                        By /s/ Tony J. Sorcic
                                             -----------------------------------
                                             Tony J. Sorcic
                                             President & Chief Executive Officer

Date: May 12, 2003                        By /s/ Todd D. Fanning
                                             -----------------------------------
                                             Todd D. Fanning
                                             Vice-President &
                                             Chief Financial Officer

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

Date:    5-12-03                              /s/ Tony J. Sorcic President & CEO
         --------------------                 -------------------------------
                                              Signature-Title

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

Date:    5-12-03                       /s/ Todd D. Fanning, Vice President & CFO
         ------------------            ----------------------------------------
                                       Signature-Title

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 1
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (dollars in thousands, except share data

                                                                  MARCH 31,    December 31,
                                                                     2003          2002
                                                                  ---------     ---------
ASSETS
Cash and due from banks                                           $  14,641     $  13,939
Interest-bearing deposits with financial institutions                10,158         1,706
Federal funds sold                                                   12,040         3,225
                                                                  ---------     ---------
          Total cash and cash equivalents                            36,839        18,870

Loans held for sale, at lower of cost or market                       2,766         6,761
Investment securities:
      Available-for-sale, at fair value                             151,534       157,881
      Held-to-maturity, at amortized cost                            13,731        11,437
                                                                  ---------     ---------
          Total investment securities                               165,265       169,318
                                                                  ---------     ---------
Loans:
      Loans, net of unearned interest                               358,946       357,359
      Allowance for loan losses                                      (2,546)       (2,660)
                                                                  ---------     ---------
          Net loans                                                 356,400       354,699
                                                                  ---------     ---------

Premises and equipment, net of accumulated depreciation              13,203        13,388
Bank-owned life insurance                                            13,691        13,566
Interest receivable                                                   3,929         5,180
Goodwill, net of accumulated amortization                             1,355         1,355
Intangible assets, net of accumulated amortization                    1,681         1,732
Other real estate owned                                                  94            75
Other assets                                                          2,377         2,431
                                                                  ---------     ---------
        TOTAL ASSETS                                              $ 597,600     $ 587,375
                                                                  =========     =========

LIABILITIES
Deposits:
     Demand                                                       $  57,336     $  58,655
     Interest-bearing demand                                        162,326       155,549
     Savings                                                         55,932        51,750
     Time                                                           249,572       245,313
                                                                  ---------     ---------
            Total deposits                                          525,166       511,267

Borrowings:
     Customer repurchase agreements                                   8,048        10,044
     Advances from the Federal Home Loan Bank                         5,600         5,750
     Interest-bearing demand notes issued to the U.S. Treasury          736         2,397
     Note payable                                                     1,300         1,300
                                                                  ---------     ---------
            Total borrowings                                         15,684        19,491

Other liabilities                                                     5,399         5,543
                                                                  ---------     ---------
       TOTAL LIABILITIES                                            546,249       536,301
                                                                  ---------     ---------

STOCKHOLDERS' EQUITY
Common stock:  $5 par value, 7,000,000 shares
     authorized; 4,139,841 issued                                    20,699        20,699
Surplus                                                               6,727         6,612
Retained earnings                                                    36,471        35,255
Accumulated other comprehensive income, net of tax                    1,991         2,218
Less: Cost of 938,384 and 906,155 treasury shares at
     March 31, 2003 and December 31, 2002, respectively             (14,537)      (13,710)
                                                                  ---------     ---------
       TOTAL STOCKHOLDERS' EQUITY                                    51,351        51,074
                                                                  ---------     ---------
       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                   $ 597,600     $ 587,375
                                                                  =========     =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 2
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    For the Three Months
                                                                       Ended March 31,
                                                                     2003          2002
                                                                  ----------    ----------
INTEREST INCOME:
     Interest and fees on loans                                   $    5,984    $    6,281
     Interest and dividends on investment securities                   1,804         1,911
     Interest on federal funds sold                                       20            35
     Interest on interest-bearing time deposits in other banks            16            25
                                                                  ----------    ----------

            Total interest income                                      7,824         8,252

INTEREST EXPENSE:
     Interest on deposits                                              2,770         3,448
     Interest on borrowings                                              108           143
                                                                  ----------    ----------

            Total interest expense                                     2,878         3,591
                                                                  ----------    ----------

NET INTEREST INCOME                                                    4,946         4,661
Provision for loan losses                                                100           225
                                                                  ----------    ----------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                   4,846         4,436

NON-INTEREST INCOME:
     Trust & farm management fees                                        322           303
     Service charges on deposit accounts                                 722           671
     Other service charges                                               133           165
     Gain on sales of securities available-for-sale                        0            40
     Brokerage fee income                                                131           179
     Mortgage banking income                                             633           271
     Bank-owned life insurance income                                    150           163
     Other operating income                                               72           101
                                                                  ----------    ----------

            Total non-interest income                                  2,163         1,893

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                    2,571         2,441
     Occupancy                                                           307           298
     Equipment expense                                                   396           356
     Federal insurance assessments                                        55            53
     Intangible assets amortization                                       52            52
     Data processing                                                     179           184
     Other real estate owned expenses                                      8             0
     Other operating expense                                             960           851
                                                                  ----------    ----------

            Total non-interest expense                                 4,528         4,235
                                                                  ----------    ----------

INCOME BEFORE INCOME TAXES                                             2,481         2,094
Income tax expense                                                       709           576
                                                                  ----------    ----------

NET INCOME                                                        $    1,772    $    1,518
                                                                  ==========    ==========


NET INCOME PER SHARE:
     Basic                                                              0.55          0.46
     Diluted                                                            0.55          0.46

Basic weighted average shares outstanding                          3,221,291     3,304,440
Diluted weighted average shares outstanding                        3,250,428     3,317,809

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 2
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     For the Three Months
                                                                        Ended March 31
                                                                        2003        2002
                                                                      -------     -------
Net Income                                                            $ 1,772     $ 1,518

  Other comprehensive income (loss), net of tax

          Unrealized holding loss arising during the period              (227)       (693)
           Less:  Reclassification adjustment for realized gains
                      included in net income                                0         (25)
                                                                      -------     -------

  Other comprehensive income loss                                        (227)       (718)
                                                                      -------     -------

Comprehensive income                                                  $ 1,545     $   800
                                                                      =======     =======









           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 3
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    For the Three Months
                                                                                        Ended March 31
                                                                                      2003          2002
                                                                                    --------      --------
Balance, January 1                                                                  $ 51,074      $ 47,500

     Net income                                                                        1,772         1,518
     Cash dividends  ($0.15 per share in 2003, and $.13 per share in 2002)              (485)         (429)
     Other comprehensive loss, net of tax                                               (227)         (718)
     Purchases of treasury stock  (40,000 shares in 2003, and 0 shares in 2002)         (878)            0
     Exercise of stock options and re-issuance of treasury stock
              (7,085 shares in 2003 and 444 shares in 2002)                               81             2
     Sales of treasury stock  (686 shares in 2003, and 1,028 shares in 2002)              14            16
                                                                                    --------      --------

Balance, March 31                                                                   $ 51,351      $ 47,889
                                                                                    ========      ========









           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 4
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              For the Three Months
                                                                                 Ended March 31
                                                                               2003         2002
                                                                             --------     --------
OPERATING ACTIVITIES:
     Net income                                                              $  1,772     $  1,518
     Adjustments to reconcile net income to net
          cash provided by operating activities:
              Depreciation                                                        353          298
              Provision for loan losses                                           100          225
              Amortization of other intangible assets                              52           52
              Amortization of premiums on investment
                 securities, net of accretion                                     421          158
              Gain on securities transactions, net                                  0          (40)
              Gain on sale of premises and equipment                               (2)           0
              FHLB stock dividends                                                (22)         (24)
              Loans originated for sale                                       (18,077)      (7,706)
              Proceeds from sales of loans originated for sale                 22,072       10,481
              Decrease in interest payable                                       (285)        (541)
              Decrease in interest receivable                                   1,251        1,165
              Increase in other assets                                            (91)        (230)
              Increase in other liabilities                                       285          276
                                                                             --------     --------

                NET CASH PROVIDED BY OPERATING ACTIVITIES                       7,829        5,632
                                                                             --------     --------

INVESTING ACTIVITIES:
     Proceeds from sales of investment securities available-for-sale                0        1,308
     Proceeds from maturities of investment securities available-for-sale      10,701       11,993
     Purchase of investment securities available-for-sale                      (8,188)     (17,920)
     Proceeds from maturities of investment securities held-to-maturity           770        1,079
     Purchase of investment securities held-to-maturity                             0         (437)
     Proceeds from sales of premises and equipment                                  2            0
     Net increase in loans                                                     (1,801)      (4,779)
     Purchases of premises and equipment                                         (168)        (218)
                                                                             --------     --------

                NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             1,316       (8,974)
                                                                             --------     --------
FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                       13,899       (5,082)
     Net (decrease) increase in borrowings                                     (3,807)         755
     Dividends paid                                                              (485)        (429)
     Purchases of treasury stock                                                 (878)           0
     Exercise stock options                                                        81            2
     Sales of treasury stock                                                       14           16
                                                                             --------     --------

                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             8,824       (4,738)
                                                                             --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               17,969       (8,080)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               18,870       33,726
                                                                             --------     --------

CASH AND CASH EQUIVALENTS AT MARCH 31                                        $ 36,839     $ 25,646
                                                                             ========     ========

--------------------------------------------------------------------------------------------------

Supplemental  disclosures of cash flow information: Cash paid during the period for:
                    Interest                                                 $  3,163     $  4,132
                    Income taxes                                             $    105     $    125

Supplemental disclosures of non-cash flow activities:
               Loans transferred to other real estate owned                  $    27      $      0

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Schedule 5

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the consolidated financial statements and notes included in the Registrant's 2002 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

(1) EARNINGS PER SHARE CALCULATION

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

                                                   Three Months Ended
                                                        March 31,
                                                  2003            2002
                                               ----------      -----------

Numerator:
         Net income                            $    1,772      $     1,518

Denominator:
         Basic earnings per share-
         weighted average shares                3,221,291        3,304,440

         Effect of dilutive securities-
         stock options                             29,137           13,369
                                               ----------      -----------
         Diluted earnings per share-
         adjusted weighted average shares       3,250,428        3,317,809

Net income per share:

         Basic                                 $     0.55           $ 0.46

         Diluted                               $     0.55           $ 0.46

(2) GOODWILL AND INTANGIBLE ASSETS
----------------------------------

     The balance of goodwill, net of accumulated amortization, totaled $1,355,000 at March 31, 2003 and December 31, 2002. The balance of intangible assets, net of accumulated amortization, totaled $1,681,000 and $1,732,000 at March 31, 2003 and December 31, 2002, respectively.

         The following table summarizes the Corporation's intangible assets, which are subject to amortization, as of March 31, 2003 and December 31, 2002.

                                           2003                                 2002
                                           ----                                 ----
                              Gross Carrying   Accumulated        Gross Carrying     Accumulated
                                  Amount       Amortization           Amount        Amortization
                              --------------   ------------       --------------    ------------
Core deposit intangible           $  2,968     $  (1,352)            $  2,968      $  (1,303)
Other intangible assets                160           (95)                 160            (93)
                                  --------     ---------             --------      ---------
         Total                    $  3,128     $  (1,447)            $  3,128      $  (1,396)
                                  ========     =========             ========      =========

     Amortization expense totaled $52,000 both for the first quarter of 2003 and 2002, respectively. The amortization expense will be approximately $156,000 for the remainder of 2003 and will be approximately $205,000 for each of the next five years.

     The Corporation's other intangible assets consist of originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. As of March 31, 2003 no impairment had been recorded. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)

Balance, January 1                            $    970
         Servicing rights capitalized              208
         Amortization of servicing rights          (89)
         Impairment of servicing rights              0
                                              --------
Balance, March 31                             $  1,089
                                              ========

     Amortization expense for the mortgage servicing rights asset are based on assumptions made during each reporting period. Such assumptions include, but are not limited to, the current level of interest rates and the forecasted prepayment speeds. Actual amortization expense is also affected by the amount of loans sold with servicing retained.

     The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of March 31, 2003. The Corporation's actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional servicing rights, changes in mortgage interest rates, estimated prepayment speeds, and market conditions.

ESTIMATED AMORTIZATION EXPENSE:

                                                        Amount (in thousands)
                                                        ---------------------
For the nine months ended December 31, 2003                  $   245
For the year ended December 31, 2004                             268
For the year ended December 31, 2005                             206
For the year ended December 31, 2006                             153
For the year ended December 31, 2007                             104
For the year ended December 31, 2008                              61
Thereafter                                                        52

(3) STOCK OPTION PLAN
---------------------

     The Corporation accounts for the stock-based compensation plan under APB Opinion No. 25. For the stock option program, no compensation cost is recognized in connection with the granting of stock options with an exercise price equal to the fair market value of the stock on the date of the grant. In accordance with the disclosure requirements of FAS 123, as amended by FAS 148, the following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards:

                                            For the Three Months Ended March 31,
                                            ------------------------------------
(in thousands, except per share data)              2003              2002
                                                   ----              ----
Income as reported                               $ 1,772           $ 1,518
Deduct: Stock-based compensation, net of
         tax, that would have been reported
         if the fair value based method had
         been applied to all awards                  (60)              (30)
                                                 -------           -------
Pro forma net income                             $ 1,712           $ 1,488
                                                 =======           =======

Basic Earnings Per Share     As Reported         $  0.55           $  0.46
                             Pro Forma              0.53              0.45

Diluted Earnings Per Share   As Reported         $  0.55           $  0.46
                             Pro Forma              0.53              0.45

                                                                      Schedule 6

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     The following discussion provides information about Princeton National Bancorp, Inc.'s ("PNBC" or the "Corporation") financial condition and results of operations for the three months ended March 31, 2003 and 2002. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words "believes", "expects", "anticipates", "estimates", or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS
---------------------

     Net income for the first quarter of 2003 was $1,772,000, or basic and diluted earnings per share of $0.55, as compared to net income of $1,518,000 in the first quarter of 2002, or basic and diluted earnings per share of $0.46. This represents an increase of $254,000 (16.7%) or $.09 per basic and diluted share (19.6%). The increase in net income for the first three months of 2003 is a result of an increase in net interest income and increased non-interest income, partially offset by an increase in non-interest expense. The annualized return on average assets and return on average equity were 1.22% and 14.14%, respectively, for the first quarter of 2003, compared with 1.12% and 12.87% for the first quarter of 2002.

     Net interest income before provision for loan losses was $4,946,000 for the first quarter of 2003, compared to $4,661,000 for the first quarter of 2002 (an increase of $285,000 or 6.1%). This increase is a result of an increase in average interest-earning assets, offsetting a decrease in the net interest margin. The net yield on interest-earning assets (on a fully taxable equivalent basis) decreased from 4.06% in the first quarter of 2002 to 3.97% in the first quarter of 2003. However, for the three months ended March 31, 2003, average interest-earning assets were $538.6 million compared to $497.0 million for the three months ended March 31, 2002, an increase of $41.6 million (or 8.4%).

     PNBC recorded a loan loss provision of $100,000 in the first quarter of 2003 compared to $225,000 in the first quarter of 2002. The provision expense recorded each quarter is determined by the risk characteristics of the loan portfolio, as well as the net charge-off activity for the quarter. For the three-month comparable periods, PNBC had net charge-offs of $214,000 in 2003 and $91,000 in 2002.

     Non-interest income totaled $2,163,000 for the first quarter of 2003, as compared to $1,893,000 during the first quarter of 2002, an increase of $270,000 (or 14.3%). This is a result of an increase in mortgage banking income of $362,000 (or 133.6%) due to fee income generated from continued origination/refinancing and subsequent sales and servicing of mortgage loans in the secondary market. Additionally, service charges on deposit accounts increased by $51,000 in the first quarter of 2003, an improvement of 7.6% over the first quarter of 2002. Income from trust and farm management also reported a modest increase of 6.3% (or $19,000) when comparing the first quarter of 2003 to the first quarter of 2002. These increases more than offset a decrease in gains from sales of securities available-for-sale of $40,000, as well as decreases in brokerage fee income ($48,000 or 26.9%) and other service charges ($32,000 or 19.4%).

         Total non-interest expense for the first quarter of 2003 was $4,528,000, an increase of $293,000 (or 6.9%) from $4,235,000 in the first quarter of 2002. The largest increases was in salaries/employee benefits, which increased $130,000 (or 5.3%) due to increases in commissions from mortgage banking operations as well as increased insurance costs. Other notable increases were in other operating expenses, which increased $109,000 (or 12.8%) due to a variety of small increases and in equipment expense, which increased $40,000 (11.2%) due to increased depreciation from the upgrade of bank technology. Additionally impacting other operating expense was the Corporation's decision to outsource the internal audit function. Given the continued growth of the organization and the current focus on corporate accounting procedures, PNBC believes this decision adds value to the organization, while also reducing salaries/employee benefits expense.

INCOME TAXES
------------

         Income tax expense totaled $709,000 for the first quarter of 2003, as compared to $576,000 for the first quarter of 2002. The effective tax rate was 28.6% for the three months ended March 31, 2003 compared to 27.5% for the three months ended March 31, 2002.

ANALYSIS OF FINANCIAL CONDITION
-------------------------------

         Total assets at March 31, 2003 increased to $597,600,000 from $587,375,000 at December 31, 2002 (an increase of $10.2 million or 1.7%). Total deposits at March 31, 2003 increased to $525,166,000 from $511,267,000 at December 31, 2002 (an increase of $13.9 million or 2.7%). As interest rates have decreased over the past year, there continues to be a shift to savings and interest-bearing demand deposits (which would include money market and NOW accounts) and less of an increase in time deposits. Comparing categories of deposits at March 31, 2003 to the December 31, 2002 totals: interest-bearing demand deposits increased $6.8 million (or 4.4%), savings deposits increased $4.2 million (or 8.1%), and time deposits increased $4.2 million (or 1.7%); while demand deposits decreased by $1.3 million (or 2.3%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan ("TT&L") deposits, federal funds purchased, and Federal Home Loan Bank advances, decreased from $19,491,000 at December 31, 2002 to $15,684,000 at March 31, 2003 (decrease of $3.8 million or 19.5%). Investments totaled $165,265,000 at March 31, 2003, compared to $169,318,000 at December 31, 2002 (a decrease of $4.1 million or 2.4%).

         Loan balances, net of unearned interest, decreased to $361,712,000 at March 31, 2003, compared to $364,120,000 at December 31, 2002 (a decrease of $2.4 million or 0.7%). This is a reflection of typical lower loan demand during this time of year, as well as seasonal pay-downs in the agricultural sector. Non-performing loans totaled $4,425,000 or 1.23% of net loans at March 31, 2003, as compared to $3,820,000 or 1.07% of net loans at December 31, 2002.

     For the three months ended March 31, 2003, the subsidiary bank charged off $261,000 of loans and had recoveries of $47,000, compared to charge-offs of $178,000 and recoveries of $87,000 during the three months ended March 31, 2002. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At March 31, 2003, the allowance was $2,546,000 which is 57.5% of non-performing loans and 0.70% of total loans, compared with $2,660,000 which was 69.6% of non-performing loans and 0.73% of total loans at December 31, 2002.

     At March 31, 2003, impaired loans totaled $2,135,000 compared to $2,230,000 at December 31, 2002. Loans 90 days or more past due and still accruing interest at March 31, 2003 were $1,000,000, compared to $23,000 at December 31, 2002.
Although the balances of non-performing and impaired loans have increased from the level of prior years, the total continues to be concentrated in a few credits. Additionally, approximately 85% of the balance of loans 90 days or more past due has subsequently paid-off. There is a specific loan loss reserve of $173,000 established for impaired loans as of March 31, 2003 and December 31, 2002. PNBC's management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of March 31, 2003.

CAPITAL RESOURCES
-----------------

     Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At March 31, 2003 total risk-based capital of PNBC was 12.22%, compared to 11.74% at December 31, 2002. The Tier 1 capital ratio increased from 7.80% at December 31, 2002, to 7.89% at March 31, 2003. Total stockholders' equity to total assets at March 31, 2003 decreased to 8.59% from 8.70% at December 31, 2002.

LIQUIDITY
---------

     Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by financing, operating, and investing activities, resulted in a net increase in cash and cash equivalents of $17,969,000 from December 31, 2002 to March 31, 2003. This increase was due to a net increase in deposits, as well as a net decrease in loans and investments. For more detailed information, see PNBC's Consolidated Statements of Cash Flows.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
-------------------------------------------------

     The subsidiary bank is party to financial instruments with off balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the subsidiary bank has in particular classes of financial instruments.

     The subsidiary bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. At March 31, 2003 and commitments to extend credit and standby letters of credit were approximately $89,040 and $1,792, respectively.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

     There has been no material change in market risk since December 31, 2002, as reported in PNBC's 2002 Annual Report on Form 10-K.

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

                                                   --------------------------------------------------------------------------
                                                    THREE MONTHS ENDED, MARCH 31, 2003     Three Months Ended, March 31, 2002
                                                   --------------------------------------------------------------------------
                                                    AVERAGE                     YIELD/     Average                     Yield/
                                                    BALANCE      INTEREST       COST       Balance      Interest       Cost
                                                   --------      --------      --------   --------      --------      -------
AVERAGE INTEREST-EARNING ASSETS

Interest-bearing deposits                          $  5,797      $     16         1.12%   $  6,585      $     25         1.54%
Taxable investment securities                       115,299         1,177         4.14%     97,050         1,307         5.46%
Tax-exempt investment securities                     51,753           950         7.44%     48,524           915         7.64%
Federal funds sold                                    7,219            20         1.12%      8,759            35         1.62%
Net loans                                           358,500         5,988         6.77%    336,113         6,287         7.59%
                                                   --------      --------                 --------      --------

      Total interest-earning assets                 538,567         8,151         6.14%    497,030         8,569         6.99%
                                                   --------      --------                 --------      --------

Average non-interest earning assets                  50,262                                 51,551
                                                   --------                               --------

      Total average assets                         $588,829                               $548,581
                                                   ========                               ========

AVERAGE INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits                   $158,474           560         1.43%   $118,822           539         1.84%
Savings deposits                                     53,437           103         0.78%     56,452           200         1.44%
Time deposits                                       247,206         2,106         3.46%    246,246         2,710         4.46%
Interest-bearing demand notes
   issued to the U.S. Treasury                          747             2         1.16%      1,370             7         1.98%
Federal funds purchased and
   securities repurchase agreements                   9,047            17         0.78%     11,913            33         1.14%
Advances from Federal Home Loan Bank                  5,757            78         5.53%      6,425            88         5.58%
Borrowings                                            1,300            10         3.25%      1,550            15         3.81%
                                                   --------      --------                 --------      --------

      Total interest-bearing liabilities            475,968         2,878         2.45%    442,780         3,591         3.29%
                                                   --------      --------                 --------      --------

Net yield on average interest-earning assets                     $  5,273         3.97%                 $  4,978         4.06%
                                                                 ========                               ========

Average non-interest-bearing liabilities             62,027                                 57,973

Average stockholders' equity                         50,834                                 47,829
                                                   --------                               --------

             Total average liabilities and
                stockholders' equity               $588,829                               $548,581
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