Form 10-Q
period 2003-06-30
PRINCETON NATIONAL BANCORP INC
filed 2003-08-11
CIK 707855

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     As of July 15, 2003, the registrant had outstanding 3,174,658 shares of its $5 par value common stock.



                               Page 1 of 23 pages

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


                           PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of Princeton National Bancorp, Inc. was held on April 29, 2003, for the purpose of electing four directors each to serve for a term of three years. Proxies for the meeting were solicited by Management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to Management's solicitation.

     All four of Management's nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

                         Shares
                         Voted           Shares
                         "For"         "Withheld"        Abstain
                      -----------     ------------     -----------

Gary C. Bruce           2,659,588           94,657          0
John R. Ernat           2,677,573           76,672          0
Thomas M. Longman       2,667,030           87,215          0
Tony J. Sorcic          2,573,772          180,463          0

     In addition, the following directors' terms of offices continued after the meeting:

Daryl Becker                          James B. Miller
Don S. Browning                       Ervin I. Piersch
Sharon L. Covert                      Stephen W. Samet
Donald E. Grubb                       Craig O. Wesner
Mark Janko

     Other matters submitted at the meeting and approved by the shareholders were as follows:

                                       Shares          Shares
                                       Voted            Voted
                                       "For"          "Against"        Abstain
                                    -----------     ------------     -----------

1) Stock Option Plan                  1,774,854          701,913          76,865
2) Preferred Stock Authorization      1,674,231          814,922          64,979
3) Adopt "Fair Price" Provision       1,783,950          686,431          83,751


1) The purpose of the Stock Option Plan is to advance the interests of the Corporation by helping the Corporation and its subsidiary attract and retain the services of highly qualified employees, officers, and directors, upon whose judgment, initiative and efforts the Corporation is substantially dependent, and to provide those persons with further incentives to advance the interests of the Corporation. The Plan is also established with the objective of encouraging stock ownership by such employees, officers and directors and aligning their interests with those of stockholders.

2) The Preferred Stock authorization gives the Board of Directors the express authority, without further action of the shareholders, to issue up to 100,000 shares of Preferred Stock from time to time in one or more series. These shares are available in connection with possible future transactions, such as financings, strategic alliances, corporate mergers, acquisitions, possible funding of new products or programs or businesses and other uses not presently determinable.

3) The purpose of the "Fair Price" provision is to advance the interests of the Corporation and its stockholders by protecting the Corporation from certain takeover attempts and other transactions that have not been negotiated with, and approved by, the Board of Directors. The Board of Directors believes that it is in the best interests of the Corporation and its stockholders to encourage potential acquirers to negotiate directly with the Board of Directors, and the Board of Directors believes that these fair price provisions will encourage such negotiations and discourage hostile takeover attempts.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits :

          31.1     Certification of Tony J. Sorcic required by Rule 13a-14(a).
          31.2     Certification of Todd D. Fanning required by Rule 13a-14(a).
          32.1     Certificaton of Tony J. Sorcic required by Rule 13a-14(b) and
                    Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                    Section 1350.
          32.2 Certificaton of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                    Section 1350.

     (b) The Corporation filed an 8-K on May 1, 2003 related to the announcement of first quarter 2003 earnings.
         The Corporation filed an 8-K on May 5, 2003 related to its implementation of a stock repurchase program.
         The Corporation filed an 8-K on June 16, 2003 related to its quarterly letter to shareholders.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PRINCETON NATIONAL BANCORP, INC.


Date: August 6, 2003                 By /s/ Tony J. Sorcic
                                        ----------------------------------------
                                        Tony J. Sorcic
                                        President & Chief Executive Officer


Date: August 6, 2003                 By /s/ Todd D. Fanning
                                        ----------------------------------------
                                        Todd D. Fanning
                                        Vice-President & Chief Financial Officer

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 1
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (dollars in thousands, except share data)

                                                                   JUNE 30,    December 31,
                                                                    2003           2002
                                                                  ---------     ---------
ASSETS
Cash and due from banks                                           $  18,301     $  13,939
Interest-bearing deposits with financial institutions                 7,389         1,706
Federal funds sold                                                    8,575         3,225
                                                                  ---------     ---------

          Total cash and cash equivalents                            34,265        18,870

Loans held for sale, at lower of cost or market                       2,432         6,761
Investment securities:
      Available-for-sale, at fair value                             149,832       157,881
      Held-to-maturity, at amortized cost                            18,490        11,437
                                                                  ---------     ---------

          Total investment securities                               168,322       169,318
                                                                  ---------     ---------
Loans:
      Loans, net of unearned interest                               366,374       357,359
      Allowance for loan losses                                      (2,430)       (2,660)
                                                                  ---------     ---------
          Net loans                                                 363,944       354,699
                                                                  ---------     ---------

Premises and equipment, net of accumulated depreciation              13,260        13,388
Bank-owned life insurance                                            14,103        13,566
Interest receivable                                                   4,081         5,180
Goodwill, net of accumulated amortization                             1,355         1,355
Intangible assets, net of accumulated amortization                    1,628         1,732
Other real estate owned                                                   0            75
Other assets                                                          2,224         2,431
                                                                  ---------     ---------

          TOTAL ASSETS                                            $ 605,614     $ 587,375
                                                                  =========     =========

LIABILITIES
Deposits:
     Demand                                                       $  60,956     $  58,655
     Interest-bearing demand                                        165,464       155,549
     Savings                                                         55,627        51,750
     Time                                                           249,080       245,313
                                                                  ---------     ---------

          Total deposits                                            531,127       511,267

Borrowings:
     Customer repurchase agreements                                   9,051        10,044
     Advances from the Federal Home Loan Bank                         5,450         5,750
     Interest-bearing demand notes issued to the U.S. Treasury        2,397         2,397
     Note payable                                                     1,251         1,300
                                                                  ---------     ---------

          Total borrowings                                           18,149        19,491

Other liabilities                                                     4,638         5,543
                                                                  ---------     ---------

       TOTAL LIABILITIES                                            553,914       536,301
                                                                  ---------     ---------

STOCKHOLDERS' EQUITY
Common stock:  $5 par value, 7,000,000 shares
     authorized; 4,139,841 issued                                    20,699        20,699
Surplus                                                               6,904         6,612
Retained earnings                                                    37,280        35,255
Accumulated other comprehensive income, net of tax                    2,032         2,218
Less: Cost of 959,383 and 906,155 treasury shares at
     June 30, 2003 and December 31, 2002, respectively              (15,215)      (13,710)

                                                                  ---------     ---------
       TOTAL STOCKHOLDERS' EQUITY                                    51,700        51,074

                                                                  ---------     ---------
       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                   $ 605,614     $ 587,375
                                                                  =========     =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 2
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      For the Three Months             For the Six Months
                                                                         Ended June 30,                  Ended June 30,
                                                                      2003            2002            2003            2002
                                                                   ----------      ----------      ----------      ----------
INTEREST INCOME:
    Interest and fees on loans                                     $    5,958      $    6,264      $   11,942      $   12,545
    Interest and dividends on investment securities                       633           1,900           2,437           3,811
    Interest on federal funds sold                                         28              35              48              70
    Interest on interest-bearing time deposits in other banks              21              19              37              44
                                                                   ----------      ----------      ----------      ----------

        Total interest income                                           6,640           8,218          14,464          16,470

INTEREST EXPENSE:
    Interest on deposits                                                2,671           3,213           5,441           6,661
    Interest on borrowings                                                106             129             214             272
                                                                   ----------      ----------      ----------      ----------

        Total Interest expense                                          2,777           3,342           5,655           6,933
                                                                   ----------      ----------      ----------      ----------

NET INTEREST INCOME                                                     3,863           4,876           8,809           9,537
Provision for loan losses                                                 165             150             265             375
                                                                   ----------      ----------      ----------      ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                       3,698           4,726           8,544           9,162

NON-INTEREST INCOME:
    Trust & farm management fees                                          318             280             640             583
    Service charges on deposit accounts                                   746             655           1,468           1,326
    Other service charges                                                 275             252             538             500
    Gain on sales of securities available-for-sale                        935               1             935              41
    Brokerage fee income                                                  135             165             266             344
    Mortgage banking income, net                                          440             176             943             364
    Bank-owned life insurance income                                      150             184             300             369
    Other operating income                                                 12              26              84             105
                                                                   ----------      ----------      ----------      ----------

        Total non-interest income                                       3,011           1,739           5,174           3,632

NON-INTEREST EXPENSE:
    Salaries and employee benefits                                      2,683           2,430           5,254           4,871
    Occupancy                                                             315             303             622             601
    Equipment expense                                                     396             371             792             727
    Federal insurance assessments                                          54              53             109             106
    Intangible assets amortization                                         52              52             104             104
    Data processing                                                       180             187             359             371
    Advertising                                                           128             114             218             218
    Other operating expense                                               862             745           1,740           1,492
                                                                   ----------      ----------      ----------      ----------

        Total non-interest expense                                      4,670           4,255           9,198           8,490
                                                                   ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAXES                                              2,039           2,210           4,520           4,304
Income tax expense                                                        555             627           1,264           1,203
                                                                   ----------      ----------      ----------      ----------

NET INCOME                                                         $    1,484      $    1,583      $    3,256      $    3,101
                                                                   ==========      ==========      ==========      ==========

NET INCOME PER SHARE:
    Basic                                                                0.47            0.48            1.02            0.94
    Diluted                                                              0.46            0.48            1.01            0.93

Basic weighted average shares outstanding                           3,189,877       3,305,532       3,205,497       3,304,989
Diluted weighted average shares outstanding                         3,225,468       3,325,099       3,238,085       3,321,616

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 2
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           For the Three Months         For the Six Months
                                                                              Ended June 30               Ended June 30
                                                                            2003          2002          2003          2002
                                                                          -------       -------       -------       -------
Net income                                                                $ 1,484       $ 1,583       $ 3,256       $ 3,101

  Other comprehensive income (loss), net of tax

          Unrealized holding income (loss) arising during the period          614         1,936           387         1,242
           Less:  Reclassification adjustment for realized gains
                        included in net income                               (573)           (1)         (573)          (26)
                                                                          -------       -------       -------       -------

  Other comprehensive income (loss)                                            41         1,935          (186)        1,216
                                                                          -------       -------       -------       -------

Comprehensive income                                                      $ 1,525       $ 3,518       $ 3,070       $ 4,317
                                                                          =======       =======       =======       =======


















           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 3
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    For the Six Months Ended
                                                                                         Ended June 30
                                                                                      2003           2002
                                                                                    --------       --------
Balance, January 1                                                                  $ 51,074       $ 47,500

     Net income                                                                        3,256          3,101
     Cash dividends ($0.31 per share in 2003, and $.26 per share in 2002)               (998)          (859)
     Other comprehensive income (loss), net of tax                                      (186)         1,216
     Purchases of treasury stock (75,000 shares in 2003, and 0 shares in 2002)        (1,717)             0
     Exercise of stock options and re-issuance of treasury stock
         (20,419 shares in 2003 and 686 shares in 2002)                                  241              2
     Sales of treasury stock (1,353 shares in 2003, and 2,127 shares in 2002)             30             38
                                                                                    --------       --------

Balance, June 30                                                                    $ 51,700       $ 50,998
                                                                                    ========       ========














           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY      Schedule 4
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                  For the Six Months
                                                                                     Ended June 30
                                                                                 2003           2002
                                                                               --------       --------
OPERATING ACTIVITIES:
     Net income                                                                $  3,256       $  3,101
     Adjustments to reconcile net income to net
          cash provided by operating activities:
              Depreciation                                                          703            732
              Provision for loan losses                                             265            375
              Amortization of other intangible assets                               104            104
              Amortization of premiums on investment
                 securities, net of accretion                                     1,882            407
              Gain on securities transactions, net                                 (935)           (41)
              Gain on sale of premises and equipment                                 (2)             0
              FHLB stock dividends                                                  (22)           (46)
              Loans originated for sale                                         (45,107)        (9,166)
              Proceeds from sales of loans originated for sale                   49,436         15,266
              Decrease in interest payable                                         (294)          (381)
              Decrease in interest receivable                                     1,099            898
              Increase in other assets                                             (255)          (893)
              Decrease in other liabilities                                        (493)          (117)
                                                                               --------       --------

                NET CASH PROVIDED BY OPERATING ACTIVITIES                         9,637         10,239
                                                                               --------       --------

INVESTING ACTIVITIES:
     Proceeds from sales of investment securities available-for-sale              9,681          1,308
     Proceeds from maturities of investment securities available-for-sale        36,097         22,855
     Purchase of investment securities available-for-sale                       (46,185)       (38,394)
     Proceeds from maturities of investment securities held-to-maturity             814          1,105
     Purchase of investment securities held-to-maturity                            (640)          (789)
     Proceeds from sales of premises and equipment                                    2              0
     Net increase in loans                                                       (9,510)       (14,507)
     Purchases of premises and equipment                                           (575)          (653)
                                                                               --------       --------
                NET CASH USED IN INVESTING ACTIVITIES                           (10,316)       (29,075)
                                                                               --------       --------

FINANCING ACTIVITIES:
     Net increase in deposits                                                    19,860          7,491
     Net decrease in borrowings                                                  (1,342)        (1,542)
     Dividends paid                                                                (998)          (859)
     Purchases of treasury stock                                                 (1,717)             0
     Exercise of stock options                                                      241              2
     Sales of treasury stock                                                         30             38
                                                                               --------       --------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                        16,074          5,130
                                                                               --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 15,395        (13,706)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 18,870         33,726
                                                                               --------       --------

CASH AND CASH EQUIVALENTS AT JUNE 30                                           $ 34,265       $ 20,020
                                                                               ========       ========

------------------------------------------------------------------------------------------------------

Supplemental  disclosures of cash flow information:
              Cash paid during the period for:
                    Interest                                                   $  5,949       $  7,314
                    Income taxes                                               $  1,315       $    943

Supplemental disclosures of non-cash flow activities:
               Loans transferred to other real estate owned                    $     27       $      0

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

(1) EARNINGS PER SHARE CALCULATION
----------------------------------

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

                                                   Three Months Ended               Six Months Ended
                                                         June 30,                       June 30,
                                                  2003            2002            2003            2002
                                               ----------      ----------      ----------      ----------
Numerator:
         Net income                            $    1,484      $    1,583      $    3,256      $    3,101

Denominator:
         Basic earnings per share-
         weighted average shares                3,189,877       3,305,532       3,205,497       3,304,989

         Effect of dilutive securities-
         stock options                             35,591          19,567          32,588          16,627
                                               ----------      ----------      ----------      ----------
         Diluted earnings per share-
         adjusted weighted average shares       3,225,468       3,325,099       3,238,085       3,321,616


Net income per share:

         Basic                                 $     0.47      $     0.48      $     1.02      $     0.94

         Diluted                               $     0.46      $     0.48      $     1.01      $     0.93

(2) GOODWILL AND INTANGIBLE ASSETS
----------------------------------

         The balance of goodwill, net of accumulated amortization, totaled $1,355,000 at June 30, 2003 and December 31, 2002. The balance of intangible assets, net of accumulated amortization, totaled $1,628,000 and $1,732,000 at June 30, 2003 and December 31, 2002, respectively.

         The following table summarizes the Corporation's intangible assets, which are subject to amortization, as of June 30, 2003 and December 31, 2002.

                                      2003                       2002
                              Gross                      Gross
                             Carrying    Accumulated    Carrying    Accumulated
                              Amount    Amortization     Amount    Amortization
                             -------      -------       -------      -------
Core deposit intangible      $ 2,968      $(1,402)      $ 2,968      $(1,303)

Other intangible assets          160          (98)          160          (93)
                             -------      -------       -------      -------

         Total               $ 3,128      $(1,500)      $ 3,128      $(1,396)
                             =======      =======       =======      =======

         Amortization expense totaled $52,000 and $104,000 both for the three and six months ended June 30, 2003 and June 30, 2002, respectively. The amortization expense will be approximately $104,000 for the remainder of 2003 and will be approximately $205,000 for each of the next five years.

         The Corporation's other intangible assets consist of originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. As of June 30, 2003 no impairment had been recorded. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)

Balance, January 1                                 $    970
         Servicing rights capitalized                   470
         Amortization of servicing rights              (277)
         Impairment of servicing rights                   0
                                                   --------
Balance, June 30                                   $  1,163
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

         The Corporation services loans for others with unpaid principal balances at June 30, 2003 and December 31, 2002 of approximately $121,788,000, and $94,678,000, respectively.

         The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of June 30, 2003. The Corporation's actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional servicing rights, changes in mortgage interest rates, estimated prepayment speeds, and market conditions.

ESTIMATED AMORTIZATION EXPENSE:

                                                           Amount (in thousands)
                                                           ---------------------
For the six months ended December 31, 2003                      $    185
For the year ended December 31, 2004                                 309
For the year ended December 31, 2005                                 238
For the year ended December 31, 2006                                 176
For the year ended December 31, 2007                                 117
For the year ended December 31, 2008                                  65
Thereafter                                                            73


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

                                                 For the Three Months Ended      For the Six Months Ended
                                                          June 30,                        June 30,
                                                 -------------------------       -------------------------
(in thousands, except per share data)               2003            2002            2003            2002
Net Income as reported                           $   1,484       $   1,583       $   3,256       $   3,101
Deduct: Stock-based compensation, net of
         tax, that would have been reported
         if the fair value based method had
         been applied to all awards                    (60)            (30)           (120)            (60)
                                                 ---------       ---------       ---------       ---------
Pro forma net income                             $   1,424       $   1,553       $   3,136       $   3,041
                                                 =========       =========       =========       =========


Basic Earnings Per Share   As Reported           $    0.47       $    0.48       $    1.02       $    0.94
                           Pro Forma                  0.45            0.47            0.98            0.92

Diluted Earnings Per Share As Reported           $    0.46       $    0.48       $    1.01       $    0.93
                           Pro Forma                  0.44            0.47            0.97            0.92

                                                                      Schedule 6


                 PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

         The following discussion provides information about Princeton National Bancorp, Inc.'s ("PNBC" or the "Corporation") financial condition and results of operations for the quarter and six months ended June 30, 2003 and 2002. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words "believes", "expects", "anticipates", "estimates", or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.


RESULTS OF OPERATIONS
---------------------

         Net income for the second quarter of 2003 was $1,484,000, or basic earnings per share of $0.47 (diluted earnings per share of $0.46), as compared to net income of $1,583,000 in the second quarter of 2002, or basic and diluted earnings per share of $0.48. This represents a decrease of $99,000 (6.3%) or $.01 per basic share and $.02 per diluted share. A compression of the net interest margin, along with an increase in non-interest expenses, more than offset increases in non-interest income causing the decrease in net income. Net income for the first six months of 2003 was $3,256,000, or basic earnings per share of $1.02 (diluted earnings per share of $1.01), compared to net income of $3,101,000, or basic earnings per share of $0.94 (diluted earnings per share of $0.93) for the first six months of 2002. This represents an increase of $155,000 (or 5.0%) during the first six months of 2003 over the same period in 2002, and an increase of $.08 per basic and diluted share (or 8.5% and 8.6%, respectively). The increase in net income for the first six months of 2003 is a result of increases in non-interest income, partially offset by an increase in non-interest expense and a lower net interest margin. The annualized return on average assets and return on average equity were 1.00% and 11.57%, respectively, for the second quarter of 2003, compared with 1.16% and 12.97% for the second quarter of 2002. For the six-month periods, the annualized return on average assets and average equity were 1.11% and 12.84%, respectively for 2003, compared to 1.14% and 12.92%, respectively for 2002.

         Net interest income before provision for loan losses was $3,863,000 for the second quarter of 2003, compared to $4,876,000 for the second quarter of 2002 (a decrease of $1,013,000 or 20.8%). This decrease resulted from premium amortization of $1,184,000 due to accelerated prepayments in the collateralized mortgage obligation ("CMO") portfolio causing the yield on taxable investment securities to decrease from

5.29% for the six months ended June 30, 2002 to 2.09% for the six months ended June 30, 2003. The resulting net yield on interest-earning assets (on a fully taxable equivalent basis) decreased from 4.17% in the second quarter of 2002 to 3.10% in the second quarter of 2003. For the first six months of 2003, the net yield on interest-earning assets (on a fully taxable equivalent basis) decreased to 3.51% from 4.12% for the first six months of 2002.

         PNBC recorded a loan loss provision of $165,000 in the second quarter of 2003 compared to $150,000 in the second quarter of 2002. For the six-month comparable periods, PNBC recorded a loan loss provision of $265,000 in 2003 and $375,000 in 2002. The provision expense recorded each quarter is determined by management's evaluation of the risk characteristics of the loan portfolio. For the second quarter of 2003, PNBC had net charge-offs of $280,000, compared to net recoveries of $141,000 for the second quarter of 2002. For the six-month comparable periods, PNBC had net charge-offs of $495,000 in 2003 and net recoveries of $50,000 in 2002.

         Non-interest income totaled $3,011,000 for the second quarter of 2003, as compared to $1,739,000 during the second quarter of 2002, an increase of $1,272,000 (or 73.2%). This is a result of the gains on sales of securities, along with an increase in mortgage banking income of $264,000 (or 150.0%) due to fee income generated from continued origination/refinancing and subsequent sales and servicing of mortgage loans in the secondary market. Year-to-date in 2003, non-interest income totals $5,174,000 compared to $3,632,000 for the first six months of 2002 (an increase of $1,542,000 or 42.5%). Gains on sales of securities have increased by $894,000 during the first half of 2003. Other notable increases have been seen in mortgage banking income ($579,000 or 159.1%), service charges on deposit accounts ($142,000 or 10.7%) and in trust and farm management fees ($57,000 or 9.8%).

         Total non-interest expense for the second quarter of 2003 was $4,670,000, an increase of $415,000 (or 9.8%) from $4,255,000 in the second quarter of 2002. The largest increases was in salaries/employee benefits, which increased $253,000 (or 10.4%) due to increases in commissions from mortgage banking operations as well as increased insurance costs. Other notable increases were in other operating expenses, which increased $117,000 (or 15.7%). Year-to-date non-interest expenses for 2003 of $9,198,000 have increased $708,000 (or 8.3%) from the year-to-date totals at June 30, 2002, but are below budgeted expectations. The most notable increases are again in salaries/employee benefits ($383,000 or 7.9%), other operating expense ($248,000 or 16.6%), and in equipment expense, which increased $65,000 (8.9%) due to increased depreciation from the upgrade of bank technology. Additionally impacting other operating expense was the Corporation's decision to outsource the internal audit function. Given the continued growth of the organization and the current focus on corporate accounting procedures, PNBC believes this decision adds value to the organization.


INCOME TAXES
------------

         Income tax expense totaled $555,000 for the second quarter of 2003, as compared to $627,000 for the second quarter of 2002. The effective tax rate was 27.2% for the three months ended June 30, 2003 compared to 28.4% for the three months ended June 30, 2002. Income tax expense totaled $1,264,000 for the first six months of 2003, as compared to $1,203,000 for the same time period of 2002. The effective tax rate was 28.0% for the six months ended June 30, 2003 compared to 27.9% for the six months ended June 30, 2002.

ANALYSIS OF FINANCIAL CONDITION
-------------------------------

         Total assets at June 30, 2003 increased to $605,614,000 from $587,375,000 at December 31, 2002 (an increase of $18.2 million or 3.1%). Total deposits at June 30, 2003 increased to $531,127,000 from $511,267,000 at December 31, 2002 (an increase of $19.9 million or 3.9%). As interest rates continue to decrease, there continues to be a shift to savings and interest-bearing demand deposits (which would include money market and interest checking accounts) and less of an increase in time deposits. Comparing categories of deposits at June 30, 2003 to the December 31, 2002 totals: interest-bearing demand deposits increased $9.9 million (or 6.4%), savings deposits increased $3.9 million (or 7.5%), time deposits increased $3.8 million (or 1.5%); and demand deposits increased by $2.3 million (or 3.9%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan ("TT&L") deposits, federal funds purchased, and Federal Home Loan Bank advances, decreased from $19,491,000 at December 31, 2002 to $18,149,000 at June 30, 2003 (decrease of $1.3 million or 6.9%). Investments totaled $168,322,000 at June 30, 2003, compared to $169,318,000 at December 31, 2002 (a decrease of $996,000 or 0.6%).

         Loan balances, net of unearned interest, increased to $368,806,000 at June 30, 2003, compared to $364,120,000 at December 31, 2002 (an increase of $4.7 million or 1.3%). Non-performing loans totaled $2,951,000 or 0.81% of net loans at June 30, 2003, as compared to $3,820,000 or 1.07% of net loans at December 31, 2002.

         For the six months ended June 30, 2003, the subsidiary bank charged off $579,000 of loans and had recoveries of $84,000, compared to charge-offs of $289,000 and recoveries of $339,000 during the six months ended June 30, 2002. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At June 30, 2003, the allowance was $2,430,000 which is 82.3% of non-performing loans and 0.66% of total loans, compared with $2,660,000 which was 69.6% of non-performing loans and 0.73% of total loans at December 31, 2002.

         At June 30, 2003, impaired loans totaled $1,718,000 compared to $2,230,000 at December 31, 2002. Loans 90 days or more past due and still accruing interest at June 30, 2003 were $0, compared to $23,000 at December 31, 2002. The balances of non-performing and impaired loans have steadily decreased throughout 2003 and are now well below industry averages. There is a specific loan loss reserve of $175,000 established for impaired loans as of June 30, 2003 compared to a specific loan loss reserve of $173,000 at December 31, 2002. PNBC's management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of June 30, 2003.


CAPITAL RESOURCES
-----------------

         Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At June 30, 2003 total risk-based capital of PNBC was 11.97%, compared to 11.74% at December 31, 2002. The Tier 1 capital ratio increased from 7.80% at December 31, 2002, to 7.85% at June 30, 2003. Total stockholders' equity to total assets at June 30, 2003 decreased to 8.54% from 8.70% at December 31, 2002.

LIQUIDITY
---------

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by operating and financing activities, offset by those used in investing activities, resulted in a net increase in cash and cash equivalents of $15,395,000 from December 31, 2002 to June 30, 2003. This increase was due to a net increase in deposits, offset by a net increase in loans. For more detailed information, see PNBC's Consolidated Statements of Cash Flows.


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

         The subsidiary bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. At June 30, 2003 commitments to extend credit and standby letters of credit were approximately $94,740,000 and $1,903,000, respectively.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the subsidiary bank upon extension of credit is based on management's credit evaluation of the counter party. Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant and equipment, and income-producing properties.

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


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity to occur. The Corporation does not expect the adoption of the Interpretation will have any impact on the consolidated financial statements.

         In April 2003, the FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Corporation does not expect the adoption of this Statement will have any impact on the consolidated financial statement.s

         In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement would require that certain financial instruments with characteristics of both liabilities and equity be classified on the consolidated balance sheet as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation does not expect the adoption of this Statement will have any impact on the consolidated financial statements


EFFECTS OF INFLATION
--------------------

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

                                                     ------------------------------------------------------------------------------
                                                        SIX MONTHS ENDED, JUNE 30, 2003          Six Months Ended, June 30, 2002
                                                     ------------------------------------------------------------------------------
                                                      AVERAGE                     YIELD/        Average                     Yield/
                                                      BALANCE      INTEREST        COST         Balance      Interest        Cost
                                                     --------      --------      --------      --------      --------      --------
AVERAGE INTEREST-EARNING ASSETS

Interest-bearing deposits                            $  6,899      $     37          1.10%     $  5,665      $     44          1.57%
Taxable investment securities                         114,365         1,183          2.09%       98,778         2,592          5.29%
Tax-exempt investment securities                       52,302         1,906          7.35%       49,493         1,847          7.53%
Federal funds sold                                      8,313            48          1.17%        8,740            70          1.62%
Net loans                                             361,612        11,942          6.66%      335,870        12,557          7.54%
                                                     --------      --------                    --------      --------

              Total interest-earning assets           543,491        15,116          5.61%      498,545        17,110          6.92%
                                                     --------      --------                    --------      --------

Average non-interest earning assets                    49,286                                    51,770
                                                     --------                                  --------

              Total average assets                   $592,777                                  $550,315
                                                     ========                                  ========

AVERAGE INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits                     $160,721         1,075          1.35%     $120,506         1,095          1.83%
Savings deposits                                       54,898           192          0.70%       55,564           375          1.36%
Time deposits                                         247,868         4,174          3.40%      248,668         5,191          4.21%
Interest-bearing demand notes
   issued to the U.S. Treasury                            728             4          1.02%          993             8          1.63%
Federal funds purchased and
   securities repurchase agreements                     9,200            35          0.76%       11,397            62          1.10%
Advances from Federal Home Loan Bank                    5,677           156          5.54%        6,330           173          5.52%
Borrowings                                              1,275            21          3.32%        1,523            29          3.81%
                                                     --------      --------                    --------      --------

              Total interest-bearing liabilities      480,368         5,655          2.37%      444,981         6,933          3.14%
                                                     --------      --------                    --------      --------

Net yield on average interest-earning assets                       $  9,461          3.51%                   $ 10,177          4.12%
                                                                   ========                                  ========

Average non-interest-bearing liabilities               61,264                                    56,950

Average stockholders' equity                           51,145                                    48,384
                                                     --------                                  --------

              Total average liabilities and
                 stockholders' equity                $592,777                                  $550,315
                                                     ========                                  ========

SCHEDULE 7.  CONTROLS AND PROCEDURES


     (1) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (2) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended June 30, 2003 that could significantly affect those controls.

                                INDEX TO EXHIBITS


Exhibit
Number                               Exhibit
-------                              -------


31.1     Certification of Tony J. Sorcic required by Rule 13a-14(a).


31.2     Certification of Todd D. Fanning required by Rule 13a-14(a).


32.1     Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section
                  906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.


32.2     Certification of Todd D. Fanning required by Rule 13a-14(b) and Section
                  906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.