Form 10-Q
period 2003-09-30
PRINCETON NATIONAL BANCORP INC
filed 2003-11-12
CIK 707855

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Commission file number: 0-20050

PRINCETON NATIONAL BANCORP, INC. (Exact name of registrant as specified in its charter)

DELAWARE	36-32110283
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
606 S. Main Street
Princeton, IL	61356
(Address of principal executive offices)	(Zip Code)

(815) 875-4444
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ✓ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ✓

As of October 20, 2003, the registrant had outstanding 3,148,945 shares of its $5 par value common stock.

Page 1 of 22 pages

Part I: FINANCIAL INFORMATION

The unaudited consolidated financial statements of Princeton National Bancorp, Inc. and Subsidiary and
management's discussion and analysis of financial condition and results of operations are presented in the schedules as follows:
Schedule 1: Consolidated Balance Sheets
Schedule 2: Consolidated Statements of Income and Comprehensive Income
Schedule 3: Consolidated Statements of Stockholders’ Equity
Schedule 4: Consolidated Statements of Cash Flows
Schedule 5: Notes to Consolidated Financial Statements
Schedule 6: Management's Discussion and Analysis of
Financial Condition and Results of Operations
Schedule 7: Controls and Procedures

Part II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits :

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).
31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).
32.1	Certificaton of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certificaton of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)		The Corporation filed an 8-K on July 30, 2003 related to the announcement of third quarter 2003 earnings.
The Corporation filed an 8-K on August 1, 2003 related to the announcement of a shareholders’ rights plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCETON NATIONAL BANCORP, INC.

Date: November 7, 2003	By	/s/ Tony J. Sorcic Tony J. Sorcic
President & Chief Executive Officer

Date: November 7, 2003	By	/s/ Todd D. Fanning Todd D. Fanning
Vice-President & Chief Financial Officer

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	September 30, 2003	December 31, 2002

ASSETS
Cash and due from banks	$14,390	$13,939
Interest-bearing deposits with financial institutions	566	1,706
Federal funds sold	5,600	3,225

Total cash and cash equivalents	20,556	18,870
Loans held for sale, at lower of cost or market	3,497	6,761
Investment securities:
Available-for-sale, at fair value	145,548	157,881
Held-to-maturity, at amortized cost	17,456	11,437

Total investment securities	163,004	169,318

Loans:
Loans, net of unearned interest	375,770	357,359
Allowance for loan losses	(2,378)	(2,660)

Net loans	373,392	354,699

Premises and equipment, net of accumulated depreciation	14,118	13,388
Bank-owned life insurance	14,266	13,566
Interest receivable	4,908	5,180
Goodwill, net of accumulated amortization	1,355	1,355
Intangible assets, net of accumulated amortization	1,576	1,732
Other real estate owned	42	75
Other assets	2,450	2,431

TOTAL ASSETS	$599,164	$587,375

LIABILITIES
Deposits:
Demand	$55,485	$58,655
Interest-bearing demand	175,713	155,549
Savings	56,531	51,750
Time	236,655	245,313

Total deposits	524,384	511,267

Borrowings:
Customer repurchase agreements	11,487	10,044
Advances from the Federal Home Loan Bank	5,300	5,750
Interest-bearing demand notes issued to the U.S. Treasury	762	2,397
Note payable	1,151	1,300

Total borrowings	18,700	19,491
Other liabilities	4,522	5,543

TOTAL LIABILITIES	547,606	536,301

STOCKHOLDERS’ EQUITY
Common stock: $5 par value, 7,000,000 shares
authorized; 4,139,841 issued	20,699	20,699
Surplus	6,953	6,612
Retained earnings	38,452	35,255
Accumulated other comprehensive income, net of tax	1,515	2,218
Less: Cost of 990,896 and 906,155 treasury shares at
September 30, 2003 and December 31, 2002, respectively	(16,061)	(13,710)

TOTAL STOCKHOLDERS’ EQUITY	51,558	51,074

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$599,164	$587,375

See accompanying notes to consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except share data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$5,916	$6,170	$17,858	$18,715
Interest and dividends on investment securities	1,505	1,925	3,942	5,736
Interest on federal funds sold	12	37	60	107
Interest on interest-bearing time deposits in other banks	8	29	46	73

Total interest income	7,441	8,161	21,906	24,631

Interest expense:
Interest on deposits	2,381	3,316	7,822	9,975
Interest on borrowings	101	132	316	405

Total interest expense	2,482	3,448	8,138	10,380

Net interest income	4,959	4,713	13,768	14,251
Provision for loan losses	100	50	365	425

Net interest income after provision
for loan losses	4,859	4,663	13,403	13,826

Non-interest income:
Trust & farm management fees	315	312	955	895
Service charges on deposit accounts	774	706	2,242	2,031
Other service charges	264	261	802	760
Gain on sales of securities available-for-sale	0	98	935	138
Brokerage fee income	143	157	410	501
Mortgage banking income, net	611	167	1,554	531
Bank-owned life insurance income	139	206	439	576
Other operating income	12	20	97	125

Total non-interest income	2,258	1,927	7,434	5,557

Non-interest expense:
Salaries and employee benefits	2,747	2,534	8,001	7,405
Occupancy	320	292	942	892
Equipment expense	405	393	1,198	1,120
Federal insurance assessments	50	53	159	159
Intangible assets amortization	52	52	156	156
Data processing	171	188	531	559
Advertising	87	130	304	348
Other operating expense	896	976	2,637	2,468

Total non-interest expense	4,728	4,618	13,928	13,107

Income before income taxes	2,389	1,972	6,909	6,276
Income tax expense	680	444	1,943	1,647

Net income	$1,709	$1,528	$4,966	$4,629

Net income per share:
Basic	0.54	0.46	1.55	1.40
Diluted	0.53	0.46	1.54	1.39

Basic weighted average shares outstanding	3,171,527	3,292,127	3,194,049	3,300,654
Diluted weighted average shares outstanding	3,213,331	3,314,705	3,229,696	3,319,401

See accompanying notes to consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except share data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2003	2002	2003	2002

Net income	$1,709	$1,528	$4,966	$4,629
Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period	(517)	1,044	(130)	2,285
Less: Reclassification adjustment for realized gains
included in net income	0	(60)	(573)	(85)

Other comprehensive income (loss)	(517)	984	(703)	2,200

Comprehensive income	$1,192	$2,512	$4,263	$6,829

See accompanying notes to consolidated financial statements

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except per share data)

	For the Nine Months Ended September 30
	2003	2002

Balance, January 1	$51,074	$47,500
Net income	4,966	4,629
Cash dividends ($0.47 per share in 2003, and $.40 per share in 2002)	(1,506)	(1,322)
Other comprehensive income (loss), net of tax	(703)	2,200
Purchases of treasury stock (111,000 shares in 2003, and 57,300 shares in 2002)	(2,627)	(1,151)
Exercise of stock options and re-issuance of treasury stock
(22,936 shares in 2003 and 6,689 shares in 2002)	275	105
Sales of treasury stock (3,323 shares in 2003, and 3,549 shares in 2002)	79	70

Balance, September 30	$51,558	$52,031

See accompanying notes to consolidated financial statements

Schedule 4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended Ended September 30
	2003	2002

Operating activities:
Net income	$4,966	$4,629
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	1,059	950
Provision for loan losses	365	425
Amortization of other intangible assets	156	156
Amortization of premiums on investment
securities, net of accretion	2,310	698
Gain on securities transactions, net	(935)	(138)
Gain on sale of premises and equipment	(2)	0
FHLB stock dividends	(49)	(67)
Loans originated for sale	(82,175)	(23,015)
Proceeds from sales of loans originated for sale	85,439	27,588
Decrease in interest payable	(576)	(367)
Decrease in interest receivable	272	86
Increase in other assets	(686)	(1,127)
Decrease in other liabilities	(1)	(431)

Net cash provided by operating activities	10,143	9,387

Investing activities:
Proceeds from sales of investment securities available-for-sale	9,681	3,863
Proceeds from maturities of investment securities available-for-sale	70,315	31,243
Purchase of investment securities available-for-sale	(76,229)	(53,510)
Proceeds from maturities of investment securities held-to-maturity	989	1,244
Purchase of investment securities held-to-maturity	(915)	(1,501)
Proceeds from sales of premises and equipment	2	0
Net increase in loans	(19,058)	(19,486)
Purchases of premises and equipment	(1,789)	(631)

Net cash used in investing activities	(17,004)	(38,778)

Financing activities:
Net increase in deposits	13,117	17,789
Net decrease in borrowings	(791)	(835)
Dividends paid	(1,506)	(1,322)
Purchases of treasury stock	(2,627)	(1,151)
Exercise of stock options	275	105
Sales of treasury stock	79	70

Net cash provided by financing activities	8,547	14,656

Increase (decrease) in cash and cash equivalents	1,686	(14,735)
Cash and cash equivalents at beginning of period	18,870	33,726

Cash and cash equivalents at September 30	$20,556	$18,991

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,714	$10,747
Income taxes	$1,799	$1,798
Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$71	$3,413

See accompanying notes to consolidated financial statements

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the consolidated financial statements and notes included in the Registrant’s 2002 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

(1) EARNINGS PER SHARE CALCULATION

        The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Numerator:
Net income	$1,709	$1,528	$4,966	$4,629
Denominator:
Basic earnings per share-
weighted average shares	3,171,527	3,292,127	3,194,049	3,300,654
Effect of dilutive securities-
stock options	41,804	22,578	35,647	18,747

Diluted earnings per share-
adjusted weighted average shares	3,213,331	3,314,705	3,229,696	3,319,401
Net income per share:
Basic	$0.54	$0.46	$1.55	$1.40
Diluted	$0.53	$0.46	$1.54	$1.39

(2) GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill, net of accumulated amortization, totaled $1,355,000 at September 30, 2003 and December 31, 2002. The balance of intangible assets, net of accumulated amortization, totaled $1,576,000 and $1,732,000 at September 30, 2003 and December 31, 2002, respectively.

        The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of September 30, 2003 and December 31, 2002.

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$2,968	$(1,451)	$2	$(1,303)
Other intangible assets	160	(101)	160	(93)

Total	$3,128	$(1,552)	$3,128	$(1,396)

        Amortization expense totaled $52,000 and $156,000 both for the three and nine months ended September 30, 2003 and September 30, 2002, respectively. The amortization expense will be approximately $52,000 for the remainder of 2003 and will be approximately $205,000 for each of the next five years.

        The Corporation’s other intangible assets consist of originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. As of September 30, 2003 no impairment had been recorded. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)
Balance, January 1	$970
Servicing rights capitalized	80
Amortization of servicing rights	(488)
Impairment of servicing rights	0

Balance, September 30	$1,288

        Amortization expense for the mortgage servicing rights asset are based on assumptions made during each reporting period. Such assumptions include, but are not limited to, the current level of interest rates and the forecasted prepayment speeds. Actual amortization expense is also affected by the amount of loans sold with servicing retained.

        The Corporation services loans for others with unpaid principal balances at September 30, 2003 and December 31, 2002 of approximately $133,444,000, and $94,678,000, respectively.

        The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of September 30, 2003. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional servicing rights, changes in mortgage interest rates, estimated prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the three months ended December 31, 2003	$114
For the year ended December 31, 2004	344
For the year ended December 31, 2005	273
For the year ended December 31, 2006	210
For the year ended December 31, 2007	149
For the year ended December 31, 2008	96
Thereafter	102

(3) STOCK OPTION PLAN

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

	For the Three Months Ended Sept. 30		For the Nine Months Ended Sept. 30,
(in thousands, except per share data)	2003	2002	2003	2002
Net Income as reported	$1,709	$1,528	$4,966	$4,629
Deduct: Stock-based compensation, net of
tax, that would have been reported
if the fair value based method had
been applied to all awards	(59)	(30)	(179)	(90)

Pro forma net income	$1,650	$1,498	$4,787	$4,539

Basic Earnings Per Share
As Reported	$0.54	$0.46	$1.55	$1.40
Pro Forma	0.52	0.46	1.50	1.38
Diluted Earnings Per Share
As Reported	$0.53	$0.46	$1.54	$1.39
Pro Forma	0.51	0.45	1.48	1.37

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the quarter and nine months ended September 30, 2003 and 2002

        The following discussion provides information about Princeton National Bancorp, Inc.‘s (“PNBC” or the “Corporation”) financial condition and results of operations for the quarter and nine months ended September 30, 2003 and 2002. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS

        Net income for the third quarter of 2003 was $1,709,000, or basic earnings per share of $0.54 (diluted earnings per share of $0.53), as compared to net income of $1,528,000 in the third quarter of 2002, or basic and diluted earnings per share of $0.46. This represents an increase of $181,000 (11.9%) or $.08 per basic share and $.07 per diluted share. An increase in non-interest income along with an improving net interest margin more than offset increases in non-interest expenses causing the increase in net income. Net income for the first nine months of 2003 was $4,966,000, or basic earnings per share of $1.55 (diluted earnings per share of $1.54), compared to net income of $4,629,000, or basic earnings per share of $1.40 (diluted earnings per share of $1.39) for the first nine months of 2002. This represents an increase of $337,000 (or 7.3%) during the first nine months of 2003 over the same period in 2002, and an increase of $.15 per basic and diluted share (or 10.7% and 10.8%, respectively). The increase in net income for the first nine months of 2003 is a result of a 33.8% increase in non-interest income, partially offset by a 6.3% increase in non-interest expense and a lower net interest margin. The annualized return on average assets and return on average equity were 1.13% and 13.50%, respectively, for the third quarter of 2003, compared with 1.05% and 11.82% for the third quarter of 2002. For the nine-month periods, the annualized return on average assets and average equity were 1.12% and 13.06%, respectively for 2003, compared to 1.11% and 12.54%, respectively for 2002.

        Net interest income before provision for loan losses was $4,959,000 for the third quarter of 2003, compared to $4,713,000 for the third quarter of 2002 (an increase of $246,000 or 5.2%). This increase is a result of both an increase in average interest-earning assets and an improving net interest margin. For the three months ended September 30, 2003, average interest-earning assets were $547.7 million compared to $522.5 million for the three months ended September 30, 2002. The resulting net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 3.83% in the third quarter of 2002 to 3.84% in the third quarter of 2003. For the first nine months of 2003, the net yield on interest-earning assets (on a fully taxable equivalent basis) decreased to 3.62% from 4.02% for the first nine months of 2002 . This decrease resulted from premium amortization of $1,184,000 recorded in the second quarter of 2003 due to accelerated prepayments in the collateralized mortgage obligation (“CMO”) portfolio causing the yield on taxable investment securities to decrease from 5.07% for the nine months ended September 30, 2002 to 2.43% for the nine months ended September 30, 2003.

        PNBC recorded a loan loss provision of $100,000 in the third quarter of 2003 compared to $50,000 in the third quarter of 2002. For the nine-month comparable periods, PNBC recorded a loan loss provision of $365,000 in 2003 and $425,000 in 2002. The provision expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. For the third quarter of 2003, PNBC had net charge-offs of $152,000, compared to net charge-offs of $28,000 for the third quarter of 2002. For the nine-month comparable periods, PNBC had net charge-offs of $647,000 in 2003 and net recoveries of $22,000 in 2002.

        Non-interest income totaled $2,258,000 for the third quarter of 2003, as compared to $1,927,000 during the third quarter of 2002, an increase of $331,000 (or 17.2%). This is a result of an increase in mortgage banking income of $444,000 (or 265.9%) due to fee income generated from continued origination/refinancing and subsequent sales and servicing of mortgage loans in the secondary market. Additionally, there was $98,000 in gains on sales of available-for-sale securities in the third quarter of 2002, but none in the third quarter of 2003. Year-to-date in 2003, non-interest income totals $7,434,000 compared to $5,557,000 for the first nine months of 2002 (an increase of $1,877,000 or 33.8%). Mortgage banking income has increased by $1,023,000 in the comparable periods, while gains on sales of securities have increased by $797,000 during the first three quarters of 2003. Other notable increases have been seen in service charges on deposit accounts ($211,000 or 10.4%) and in trust and farm management fees ($60,000 or 6.7%).

        Total non-interest expense for the third quarter of 2003 was $4,728,000, an increase of $110,000 (or 2.4%) from $4,618,000 in the third quarter of 2002. The largest increases was in salaries/employee benefits, which increased $213,000 (or 8.4%) due to increases in commissions from mortgage banking operations as well as increased insurance costs. Collectively, all other categories of non-interest expense decreased $103,000 (or 4.9%). Year-to-date non-interest expenses for 2003 of $13,928,000 have increased $821,000 (or 6.3%) from the year-to-date totals at September 30, 2002. The most notable increases are again in salaries/employee benefits ($596,000 or 8.1%), other operating expense ($169,000 or 6.9%), and in equipment expense, which increased $78,000 (7.0%) due to increased depreciation from the upgrade of bank technology. Additionally impacting other operating expense was the Corporation’s decision to outsource the internal audit function.

INCOME TAXES

        Income tax expense totaled $680,000 for the third quarter of 2003, as compared to $444,000 for the third quarter of 2002. The effective tax rate was 28.5% for the three months ended September 30, 2003 compared to 22.5% for the three months ended September 30, 2002. Income tax expense totaled $1,943,000 for the first nine months of 2003, as compared to $1,647,000 for the same time period of 2002. The effective tax rate was 28.1% for the nine months ended September 30, 2003 compared to 26.2% for the nine months ended September 30, 2002.

ANALYSIS OF FINANCIAL CONDITION

        Total assets at September 30, 2003 increased to $599,164,000 from $587,375,000 at December 31, 2002 (an increase of $11.8 million or 2.0%). Total deposits at September 30, 2003 increased to $524,384,000 from $511,267,000 at December 31, 2002 (an increase of $13.1 million or 2.6%). As interest rates have decreased, there continues to be a shift to savings and interest-bearing demand deposits (which would include money market and interest checking accounts) away from time deposits. Comparing categories of deposits at September 30, 2003 to the December 31, 2002 totals: interest-bearing demand deposits increased $20.2 million (or 13.0%) and savings deposits increased $4.8 million (or 9.2%). Conversely, time deposits decreased $8.7 million (or 3.5%); and demand deposits decreased by $3.2 million (or 5.4%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan (“TT&L”) deposits, federal funds purchased, and Federal Home Loan Bank advances, decreased from $19,491,000 at December 31, 2002 to $18,700,000 at September 30, 2003 (a decrease of $791,000 or 4.1%). Investments totaled $163,004,000 at September 30, 2003, compared to $169,318,000 at December 31, 2002 (a decrease of $6.3 million or 3.7%).

        Loan balances, net of unearned interest, increased to $379,267,000 at September 30, 2003, compared to $364,120,000 at December 31, 2002 (an increase of $15.1 million or 4.2%). Non-performing loans totaled $2,839,000 or 0.75% of net loans at September 30, 2003, as compared to $3,820,000 or 1.07% of net loans at December 31, 2002.

        For the nine months ended September 30, 2003, the subsidiary bank charged off $792,000 of loans and had recoveries of $145,000, compared to charge-offs of $391,000 and recoveries of $413,000 during the nine months ended September 30, 2002. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At September 30, 2003, the allowance was $2,378,000 which is 83.8% of non-performing loans and 0.63% of total loans, compared with $2,660,000 which was 69.6% of non-performing loans and 0.73% of total loans at December 31, 2002.

        At September 30, 2003, impaired loans totaled $1,755,000 compared to $2,230,000 at December 31, 2002. Loans 90 days or more past due and still accruing interest at September 30, 2003 were $0, compared to $23,000 at December 31, 2002. The balances of non-performing and impaired loans continue to be below industry averages. There is a specific loan loss reserve of $462,000 established for impaired loans as of September 30, 2003 compared to a specific loan loss reserve of $173,000 at December 31, 2002. PNBC’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of September 30, 2003.

CAPITAL RESOURCES

        Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At September 30, 2003 total risk-based capital of PNBC was 11.57%, compared to 11.74% at December 31, 2002. The Tier 1 capital ratio increased from 7.80% at December 31, 2002, to 7.88% at September 30, 2003. Total stockholders’ equity to total assets at September 30, 2003 decreased to 8.60% from 8.70% at December 31, 2002.

LIQUIDITY

        Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by operating and financing activities, offset by those used in investing activities, resulted in a net increase in cash and cash equivalents of $1,686,000 from December 31, 2002 to September 30, 2003. This increase was primarily due to a net increase in deposits and a net decrease in investments, offset by a net increase in loans. For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

        The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At September 30, 2003 commitments to extend credit and standby letters of credit were approximately $94,952,000 and $2,781,000, respectively.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the subsidiary bank upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant and equipment, and income-producing properties.

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

EXPANSION PLANS

        The Corporation has signed a sales contract for the purchase of property in Aurora, Illinois. The purchase of this property should occur prior to year-end 2003 and construction of the new bank facility will begin in the spring of 2004. Once this facility is completed, a facility will be built on the Elburn, Illinois property which was purchased in July of 2003.

LEGAL PROCEEDINGS

        There are various claims pending against PNBC’s subsidiary bank, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to PNBC’s financial condition.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no material change in market risk since December 31, 2002, as reported in PNBC’s 2002 Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity to occur. The Corporation does not expect the adoption of the Interpretation will have any impact on the consolidated financial statements.

        In April 2003, the FASB issued FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this Statement did not have a material effect on the Corporation’s consolidated financial statements.

        In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement would require that certain financial instruments with characteristics of both liabilities and equity be classified on the consolidated balance sheet as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Statement did not have a material effect on the Corporation’s consolidated financial statements.

EFFECTS OF INFLATION

        The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

        The following table sets forth (in thousands) details of average balances, interest income and expense, and resulting annualized rates for the Corporation for the periods indicated, reported on a fully taxable equivalent basis, using a tax rate of 34%.

	Nine Months Ended, September 30, 2003			Nine Months Ended, September 30, 2002
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets

Interest-bearing deposits	$5,829	$46	1.05%	$6,134	$73	1.59%
Taxable investment securities	111,746	2,030	2.43%	102,642	3,896	5.07%
Tax-exempt investment securities	54,302	2,897	7.13%	49,746	2,788	7.49%
Federal funds sold	7,197	60	1.12%	8,958	107	1.60%
Net loans	365,824	17,868	6.53%	339,151	18,733	7.38%

Total interest-earning assets	544,898	22,902	5.62%	506,631	25,597	6.76%

Average non-interest earning assets	50,056			52,314

Total average assets	$594,954			$558,945

Average Interest-Bearing Liabilities
Interest-bearing demand deposits	$163,848	1,553	1.27%	$125,420	1,747	1.86%
Savings deposits	55,462	249	0.60%	54,480	531	1.30%
Time deposits	245,250	6,019	3.28%	253,326	7,697	4.06%
Interest-bearing demand notes
issued to the U.S. Treasury	827	6	0.96%	1,108	13	1.57%
Federal funds purchased and
securities repurchase agreements	9,129	48	0.70%	10,885	91	1.12%
Advances from Federal Home Loan Bank	5,599	232	5.54%	6,236	258	5.53%
Borrowings	1,241	31	3.36%	1,499	43	3.84%

Total interest-bearing liabilities	481,356	8,138	2.26%	452,954	10,380	3.06%

Net yield on average interest-earning assets		$14,764	3.62%		$15,217	4.02%

Average non-interest-bearing liabilities	62,756			56,635
Average stockholders’ equity	50,842			49,356

Total average liabilities and
stockholders’ equity	$594,954			$558,945

Schedule 7. Controls and Procedures

(a)	Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)	Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended September 30, 2003 that could significantly affect those controls.

INDEX TO EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).
31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).
32.1	Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.