Form 10-K
period 2003-12-31
PRINCETON NATIONAL BANCORP INC
filed 2004-03-15
CIK 707855

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003



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

         Common Stock                                 The Nasdaq
                                                     Stock Market
        Preferred Share
        Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  ---------                          -------
                     X     YES                              NO
                  ---------                          -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
               --------------
this Form 10-K.    X
               --------------

     At February 25, 2004, 3,118,601 shares of Common Stock, $5.00 Par Value, were outstanding, and the aggregate market value of the common stock (based upon the closing representative bid price of the common stock on June 30, 2003, the last business day of the Registrant's most recently completed second quarter, as reported by NASDAQ) held by nonaffiliates was approximately $78,588,745.

     Determination of stock ownership by nonaffiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                  ---------                          -------
                     X     YES                              NO
                  ---------                          -------

     Portions of the following documents are incorporated by reference:

     2004 Notice and Proxy Statement for the Annual Meeting of Stockholders April 27, 2004 (the "Proxy Statement") - Part III and portions of the Corporation's 2003 Annual Report (the "Annual Report") - Parts II and III

--------------------------------------------------------------------------------

                               Page 1 of 59 pages

                                     PART I

ITEM 1. BUSINESS

         Princeton National Bancorp, Inc. ("PNBC", the "Corporation", or the "Company") is a single-bank holding company which operates in one business segment and conducts a full service commercial banking and trust business through its subsidiary bank, Citizens First National Bank ("Citizens Bank", "the Bank", or the "subsidiary bank"). PNBC was incorporated as a Delaware corporation in 1981 in contemplation of the acquisition of all of the outstanding common stock of Citizens Bank and other future acquisitions. At December 31, 2003, the Corporation had consolidated total assets of $609,737,000 and stockholders' equity of $50,875,000.

         PNBC operates the Bank as a community bank with offices located for convenience and with professional, highly motivated, progressive employees who know the Bank's customers and are able to provide individualized, quality service. As part of its community banking approach, officers of the Bank actively participate in community organizations. In addition, within certain credit and rate of return parameters, the subsidiary bank strives to meet the lending needs of the communities in which offices are located, and the Bank invests in local municipal securities.

             Corporate policy, strategy and goals are established by the Board of Directors of PNBC. Pursuant to PNBC's holding company philosophy, operational and administrative policies for the Bank are also established at the holding company level. Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which its offices are located. In 2003, the majority of the directors of PNBC also served as the directors of Citizens Bank, which further assists PNBC to directly implement its policies at Citizens Bank.


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

         PNBC will also consider establishing branch facilities as a means of expanding its presence into new market areas. PNBC opened new branch facilities in the Peru/LaSalle/Oglesby area in 1994, in Minooka in 1994, in Hampshire in 1995, in Henry in 1999, and in Huntley in 2001. In 2004, the construction of a new facility in Aurora/Oswego, Illinois will begin. Once this facility has been completed, construction of another new facility will begin in Elburn, Illinois in 2005. Both of these suburban locations are located in rapidly growing communities that will provide significant loan and deposit growth opportunities, as well as increased revenue potential.


CITIZENS FIRST NATIONAL BANK

         Citizens Bank was organized in 1865 as a national bank under the National Bank Act. Currently in its one hundred and thirty-ninth year, Citizens Bank has fourteen offices in eleven different communities in north central
Illinois: Princeton, DePue, Genoa, Hampshire, Henry, Huntley, Minooka, Oglesby, Peru, Sandwich and Spring Valley.

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


COMMERCIAL, REAL ESTATE, AND AGRICULTURAL LENDING

         The subsidiary bank's commercial loan department provides secured and to a much lesser extent unsecured loans, including real estate loans, to companies and individuals for business purposes and to governmental units within the Bank's market area. As of December 31, 2003, Citizens Bank had commercial loans of $80.7 million (21.1% of the Bank's total loan portfolio) and commercial real estate loans of $107.7 million (28.1% of the Bank's total loan portfolio). Citizens Bank does not have a concentration of commercial loans in any single industry or business, except for loans to the agricultural industry as more fully disclosed below.

         Agricultural and agricultural real estate loans are primarily related to ventures within 30 miles of branch locations. As of December 31, 2003, Citizens Bank had agricultural loans of $43.0 million and agricultural real estate loans of $38.7 million, which represent approximately 11.2% and 10.1%, respectively, of the Bank's total loan portfolio.

         Agricultural loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The agricultural loan department, which has the equivalent of four lending officers, works closely with all agricultural customers including companies and individual farmers to assist in the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely by the bank during the year. In addition, the subsidiary bank works closely with governmental agencies, including the Farm Service Agency, to assist agricultural customers in obtaining credit enhancement products, such as loan guaranties.

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

         Citizens Bank is active in consumer and mortgage lending with approximately $66.1 million in home mortgage loans, including loans available for sale (17.2 % of the Bank's total loan portfolio) and $33.7 million in consumer installment loans (8.8 % of the Bank's total loan portfolio) as of December 31, 2003. To better serve its retail customers, Citizens Bank is active in the secondary residential mortgage market. As a matter of policy, Citizens Bank does not hold, in portfolio, long term, fixed rate, single-family home mortgage loans, however, the servicing of such loans is maintained. As of December 31, 2003, Citizens Bank had $138.8 million of loans that have been sold, but servicing has been maintained. Management believes customers receive a higher level of quality service with this arrangement.

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

         Citizens Bank continues to maintain an intensive sales training program, which includes team coaching, setting goals, measuring results, and reward recognition. In 2003, Citizens Bank again achieved record levels of product referrals and product sales.


TRUST DEPARTMENT AND FARM MANAGEMENT SERVICES

         Gross revenue from Trust and Farm Management services in 2003 totaled approximately $1,280,000, an increase of 7.4% from $1,192,000 in 2002. Trust income increased from $994,000 in 2002 to $1,058,000 in 2003. The increase in Trust fees is the result of profitable new business relationships and the increase in equity prices throughout the year. Farm management fees increased to $222,000 in 2003 from $198,000 in 2002. The increase in farm management fees was due primarily to a successful recognition of opportunities in the sale of rural real estate.

         Total trust assets as of December 31, 2003 were $228,041,000, which is an increase of approximately $31,851,000 from the total on December 31, 2002. This increase was due to an emphasis on new business development and the noticeable increase in stock equity prices.


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

         PNBC is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the "FRB"), and is subject to supervision by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). PNBC is required to file with the FRB periodic reports and such additional information as the FRB may require pursuant to the BHC Act. The FRB examines PNBC.

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

         PNBC is a legal entity separate and distinct from the Bank. The major source of PNBC's revenue is dividends received from the Bank. The right of PNBC to participate as a stockholder in any distribution of assets of the Bank upon its liquidation or reorganization or otherwise is subject to the prior claims of creditors of the Bank. The Bank is subject to claims by creditors for long-term and short-term debt obligations, including obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. The Bank is subject to regulation and examinations by the Office of Comptroller of the Currency (the "OCC").

         The Bank may declare dividends out of undivided profits, except that until the surplus fund of the Bank is equal to its common capital, no dividend can be declared until one-tenth of the Bank's net income for the applicable period has been carried to the surplus fund. The Bank, however, cannot declare or pay a dividend, if after making the dividend, the Bank would be undercapitalized. In addition, prior approval of the OCC is required if dividends declared by the Bank in any calendar year will exceed its net income for that year combined with its retained net income for the preceding two years. Under national banking regulations and capital guidelines, as of December 31, 2003, the Bank was authorized to distribute approximately $4,395,000 as dividends without prior approval from the OCC, based on net income for 2003 and retained net income for 2001 and 2002. As of January 1, 2004, retained net income for the prior two years was approximately $2,999,000 and during 2004 the Bank may pay dividends without prior approval from the

OCC equal to that amount plus any 2004 net income. Future payments of dividends by the Bank will be dependent on individual regulatory capital requirements and levels of profitability. The ability of the Bank to pay dividends may be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy.

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

          At December 31, 2003, PNBC had a total capital to risk-weighted assets ratio of 11.22%, a Tier 1 capital to risk-based assets ratio of 10.72%, and a leverage ratio of 7.83%. At December 31, 2003, the Bank had a total capital to risk-weighted assets ratio of 11.34%, a Tier 1 capital to risk-weighted assets ratio of 10.83%, and a leverage ratio of 7.91%.

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

         Federal law permits adequately capitalized and adequately managed bank holding companies to acquire banks across state lines, without regard to whether the transaction is prohibited by state law. Any state law relating to the minimum age of target banks (not to exceed five years) or limits on the amount of deposits that may be controlled by a single bank or bank holding company applies. The FRB is not permitted to approve any acquisition if, after the acquisition, the bank holding company would control more than 10% of the deposits of insured depository institutions nationwide or 30% or more of the deposits in the state where the target bank is located. The FRB could approve an acquisition, notwithstanding the 30% limit, if the state waives the limit either by state regulation or order of the appropriate state official.

         Banks are permitted to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank can establish and acquire additional branches at any location in the state where any bank involved in the merger could have established or acquired branches under applicable federal or state law.

         PNBC does not have current plans to acquire banking organizations located outside the state of Illinois.

         National banks may establish operating subsidiaries to engage in activities in which the bank could engage directly.

         National banks are also authorized by the GLB Act to engage, through "financial subsidiaries," in activities that are permissible for financial holding companies and activities that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments, and (iv) merchant banking. A national bank's authority to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank be well-managed and well-capitalized (after deducting from capital the bank's outstanding investment in financial subsidiaries).

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

         As of December 31, 2003, Citizens Bank employed 192 full-time and 57 part-time employees. The Bank offers a variety of employee benefits. Citizens Bank employees are not represented by a union or a collective bargaining agreement, and employee relations are considered to be excellent.

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

         In order to implement PNBC's community banking philosophy and to promote itself as a community oriented organization, the Bank has a formal officer call program. Nearly every officer of the Bank calls on existing or potential customers and is expected to become actively involved in leadership positions in community organizations. As of December 31, 2003, employees of the Bank participated in approximately 144 community organizations, providing over 10,000 hours of community service.


AVAILABLE INFORMATION

         Our Internet address is www.citizens1st.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the fourth quarter of 2003.

SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS

         The following table sets forth information regarding the executive officers:


         Name                   Age   Position
         ----                   ---   --------
         Tony J. Sorcic         50    President  & Chief Executive Officer
         James B. Miller        48    Executive Vice President
         Robert B. Schneider    63    Senior Vice President & Trust Officer
         Todd D. Fanning        41    Vice President  & Chief Financial Officer


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

         Robert B. Schneider joined Citizens Bank in 1995 as Senior Vice-President and Trust Officer, and remains in that capacity.

         Todd D. Fanning joined Citizens Bank in 1990 as Assistant Vice-President and Controller. He became Vice-President & Chief Financial Officer in 1997 and remains in that capacity.

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

                                                                    Cash
                                               Prices             Dividends
                                         High         Low         Declared
                                         ----         ---         --------

2003
----------------------
Fourth Quarter                          $29.12      $ 24.58        $  .42
Third Quarter                            26.23        23.72           .16
Second Quarter                           25.45        21.35           .16
First Quarter                            22.35        21.40           .15


2002
----------------------
Fourth Quarter                         $ 22.00      $ 19.18        $  .45
Third Quarter                            20.71        18.47           .14
Second Quarter                           20.79        17.45           .13
First Quarter                            17.98        16.15           .13


         On December 31, 2003, PNBC had 549 registered holders of record of its Common Stock.

         The holders of the Common Stock are entitled to receive such dividends as are declared by the Board of Directors of PNBC, which considers payment of dividends quarterly. The ability of PNBC to pay dividends is dependent upon its receipt of dividends from the Bank. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt servicing requirements, financial ratio guidelines established by the Board, the financial condition of PNBC and other relevant factors. The Bank's ability to pay dividends to PNBC is subject to regulatory restrictions. See "Supervision and Regulation."

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended December 31, 2003 that could significantly affect those controls.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information regarding executive officers of the Corporation is included as a Supplementary Item at the end of Part I of this Form 10-K.

         Information regarding executive officers and directors of the Corporation is included in the Corporation's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004 (the "Proxy Statement") under the caption "Proposal 1-Election of Directors", which information is incorporated by reference herein.

         Information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Compliance Reporting", which information is incorporated by reference herein.

         Information regarding the Corporation's Code of Ethics is included in the Proxy Statement under the caption "Code of Ethics", which information is incorporated by reference herein.

         Information regarding an Audit Committee Financial Expert is included in the Proxy Statement under the caption "Audit Committee Financial Expert", which information is incorporated by reference herein.

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

                      EQUITY COMPENSATION PLAN INFORMATION


  Plan Category            Number of securities to      Weighted-average                Number of securities
                           be issued upon exercise      exercise price of              remaining available for
                           of outstanding options,     outstanding options,             future issuance under
                            warrants and rights        warrants and rights               equity compensation
                                                                                          plans (excluding
                                                                                       securities in column (a))
                                     (a)                       (b)                                (c)
--------------------       -----------------------     --------------------            -------------------------
Equity compensation
plans approved by
security holders                   173,600                    $19.83                             239,951

Equity compensation
plans not approved by
security holders                       N/A                       N/A                              10,477 (1)
                                ----------                 ---------                            --------
Total                              173,600                    $19.83                             250,428

(1) Represents shares issuable under the Company's Amended and Restated Employee Stock Repurchase Plan (the "ESPP"). The ESPP is a broad-based plan which was originally adopted by the Company in October, 1994 and has twice been amended and restated to increase the number of shares issuable under the ESPP to the current maximum of 60,000 shares. Under the ESPP, eligible employees and directors may purchase PNBC common stock without incurring any brokerage commissions or service charges using lump sum contributions and/or payroll deductions, in the case of employees.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding relationships and transactions is included in the Proxy Statement under the caption "Certain Transactions," which information is incorporated by reference herein.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information regarding principal accountant fees and services is included in the Proxy Statement under the caption "Audit Committee Report", which information is incorporated by reference herein.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following is a list of the Financial Statements included in Part II, Item 8 of this report:

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 31, 2003 and 2002.

                  Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.

                  Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002, and 2001.

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

                  Notes to Consolidated Financial Statements.

                  Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

(b) Reports on Form 8-K

                  The Corporation filed an 8-K on October 28, 2003 related to the announcement of third quarter 2003 earnings.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRINCETON NATIONAL BANCORP, INC.


                                     By:    /s/ Tony J. Sorcic
                                            -----------------------------------
                                            Tony J. Sorcic, President and Chief
                                            Executive Officer
                                     Date:  March 15, 2004

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


           Signature                                Title                                                 Date
           ---------                                -----                                                 ----
/s/      Tony J. Sorcic                 President and Chief Executive Officer and Director           March 15, 2004
------------------------------------    (Principal Executive Officer)
         Tony J. Sorcic

/s/      Todd D. Fanning                Vice-President & Chief Financial Officer                     March 15, 2004
------------------------------------    (Principal Accounting and Financial Officer)
         Todd D. Fanning

/s/      Craig O. Wesner                          Chairman of the Board                              March 15, 2004
------------------------------------
         Craig O. Wesner

/s/       Daryl Becker                            Director                                           March 15, 2004
-----------------------------------
          Daryl Becker

/s/      Gary C. Bruce                            Director                                           March 15, 2004
------------------------------------
         Gary C. Bruce

/s/     Sharon L. Covert                          Director                                           March 15, 2004
------------------------------------
        Sharon L. Covert

/s/      John R. Ernat                            Director                                           March 15, 2004
-----------------------------------
         John R. Ernat

/s/      Donald E. Grubb                          Director                                           March 15, 2004
-----------------------------------
         Donald E. Grubb

/s/        Mark Janko                             Director                                           March 15, 2004
------------------------------------
           Mark Janko

/s/      Thomas M. Longman                        Director                                           March 15, 2004
------------------------------------
         Thomas M. Longman

/s/      James B. Miller                          Director                                           March 15, 2004
-----------------------------------
         James B. Miller

/s/      Stephen W. Samet                         Director                                           March 15, 2004
-----------------------------------
         Stephen W. Samet

/s/      Ervin I. Pietsch                         Director                                           March 15, 2004
-----------------------------------
         Ervin I. Pietsch

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

 3.2 By-Laws of PNBC (as amended January 27, 2003) (incorporated by reference to Exhibit 3.2 of the 2002 PNBC Annual Report on Form 10-K).

 4.1 Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from Registration Statement on Form 8-A filed by PNBC on August 1, 2003 (File No. 000-20050)).

10.1* Employment Agreement, dated as of January 8, 2003 between PNBC and James B. Miller. (incorporated by reference to Exhibit 10.2 of the 2002 PNBC Annual Report on Form 10-K).

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

10.5 Princeton National Bancorp, Inc. Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 6, 1998).

10.6* Princeton National Bancorp, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the 2001 PNBC Annual Report on Form 10-K).

10.7* Princeton National Bancorp, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 of the 2001 PNBC Annual Report on Form 10-K).

10.8 Princeton National Bancorp, Inc. 2003 Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 19, 2003).

13       Portions of 2003 Annual Report to Shareholders.

14       Code of Ethics.

21       Subsidiaries of PNBC.

23       Consent of KPMG LLP.

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

*  Management contract or compensatory plan.