Form 10-Q
period 2004-03-31
PRINCETON NATIONAL BANCORP INC
filed 2004-05-10
CIK 707855

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004 Commission file number: 0-20050

Princeton National Bancorp, Inc. (Exact name of registrant as specified in its charter)

Delaware	36-3210283
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
606 S. Main Street,, Princeton, IL 61356
(Address of principal executive offices and Zip Code)

(815) 875-4444
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ✓ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ✓ No ☐

As of April 29, 2004, the registrant had outstanding 3,115,101 shares of its $5 par value common stock.

Page 1 of 22 pages

Part I:   FINANCIAL INFORMATION

The unaudited consolidated financial statements of Princeton National Bancorp, Inc. and Subsidiary and management’s discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

Schedule 1:	Consolidated Balance Sheets
Schedule 2:	Consolidated Statements of Income and Comprehensive Income
Schedule 3:	Consolidated Statements of Stockholders’ Equity
Schedule 4:	Consolidated Statements of Cash Flows
Schedule 5:	Notes to Consolidated Financial Statements
Schedule 6:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Schedule 7:	Controls and Procedures

Part II:   OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended March 31, 2004:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of a publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
1/1/04 – 1/31/04	0	$0.00	0	100,000
2/1/04 – 2/29/04	32,000	$28.50	32,000	68,000
3/1/04 – 3/31/04	5,000	$28.65	5,000	63,000

Total	37,000	$28.52	37,000	63,000

(1)	We purchased an aggregate of 37,000 shares of our common stock pursuant to the repurchase program that we announced on January 26, 2004 (the “Program”).

(2)	Our Board of Directors approved the repurchase by us of up to an aggregate of 100,000 shares of our common stock pursuant to the Program. The expiration date of this Program is January 26, 2005. Unless terminated earlier by resolution of our Board of Directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

31	Certification of Tony J. Sorcic required by Rule 13a-14(a).

31	Certification of Todd D. Fanning required by Rule 13a-14(a).

32	Certificaton of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32	Certificaton of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)	The Corporation filed an 8-K on January 27, 2004 related to the announcement of fourth quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCETON NATIONAL BANCORP, INC.
Date: May 7, 2004	By	/s/ Tony J. Sorcic

Tony J. Sorcic President & Chief Executive Officer
Date: May 7, 2004	By	/s/ Todd D. Fanning

Todd D. Fanning Vice-President & Chief Financial Officer

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$12,545	$13,428
Interest-bearing deposits with financial institutions	634	511
Federal funds sold	1,025	2,475

Total cash and cash equivalents	14,204	16,414
Loans held for sale, at lower of cost or market	2,126	2,323
Investment securities:
Available-for-sale, at fair value	151,478	154,065
Held-to-maturity, at amortized cost	16,544	15,827

Total investment securities	168,022	169,892
Loans:
Loans, net of unearned interest	389,550	383,053
Allowance for loan losses	(2,279)	(2,250)

Net loans	387,271	380,803
Premises and equipment, net of accumulated depreciation	14,970	14,664
Bank-owned life insurance	15,143	15,036
Interest receivable	3,905	4,634
Goodwill, net of accumulated amortization	1,355	1,355
Intangible assets, net of accumulated amortization	1,473	1,525
Other real estate owned	689	798
Other assets	2,305	2,293

TOTAL ASSETS	$611,463	$609,737

LIABILITIES
Deposits:
Demand	$62,862	$65,418
Interest-bearing demand	179,427	179,805
Savings	60,934	57,151
Time	235,228	235,453

Total deposits	538,451	537,827
Borrowings:
Customer repurchase agreements	9,688	9,664
Advances from the Federal Home Loan Bank	5,000	5,150
Interest-bearing demand notes issued to the U.S. Treasury	705	297
Note payable	1,050	1,050

Total borrowings	16,443	16,161
Other liabilities	4,713	4,874

TOTAL LIABILITIES	559,607	558,862

STOCKHOLDERS’ EQUITY
Common stock: $5 par value, 7,000,000 shares
authorized; 4,139,841 issued	20,699	20,699
Surplus	7,586	7,020
Retained earnings	39,378	38,726
Accumulated other comprehensive income, net of tax	1,695	1,275
Less: Cost of 1,024,740 and 1,015,838 treasury shares at
March 31, 2004 and December 31, 2003, respectively	(17,502)	(16,845)

TOTAL STOCKHOLDERS’ EQUITY	51,856	50,875

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$611,463	$609,737

See accompanying notes to consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except share data)

	For the Three Months Ended March 31
	2004	2003
Interest income:
Interest and fees on loans	$5,711	$5,984
Interest and dividends on investment securities	1,529	1,804
Interest on federal funds sold	2	20
Interest on interest-bearing time deposits in other banks	2	16

Total interest income	7,244	7,824
Interest expense:
Interest on deposits	2,139	2,770
Interest on borrowings	96	108

Total interest expense	2,235	2,878

Net interest income	5,009	4,946
Provision for loan losses	100	100

Net interest income after provision
for loan losses	4,909	4,846
Non-interest income:
Trust & farm management fees	346	322
Service charges on deposit accounts	743	722
Other service charges	259	263
Gain on sales of securities available-for-sale	182	0
Brokerage fee income	178	131
Mortgage banking income	148	399
Bank-owned life insurance income	141	150
Other operating income	42	72

Total non-interest income	2,039	2,059
Non-interest expense:
Salaries and employee benefits	2,692	2,467
Occupancy	338	307
Equipment expense	410	396
Federal insurance assessments	63	55
Intangible assets amortization	52	52
Data processing	172	179
Advertising	147	90
Other operating expense	910	878

Total non-interest expense	4,784	4,424

Income before income taxes	2,164	2,481
Income tax expense	523	709

Net income	$1,641	$1,772

Earnings per share:
Basic	0.53	0.55
Diluted	0.52	0.55
Basic weighted average shares outstanding	3,119,404	3,221,291
Diluted weighted average shares outstanding	3,170,115	3,250,428

See accompanying notes to consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31
	2004	2003
Net income	$1,641	$1,772
Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period	531	(227)
Less: Reclassification adjustment for realized gains on
sales of securities included in net income	(111)	0

Other comprehensive income (loss)	420	(227)

Comprehensive income	$2,061	$1,545

See accompanying notes to consolidated financial statements

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except per share data)

	For the Three Months Ended March 31
	2004	2003
Balance, January 1	$50,875	$51,074
Net income	1,641	1,772
Cash dividends ($0.18 per share in 2004, and $.15 per share in 2003)	(562)	(485)
Other comprehensive income (loss), net of tax	420	(227)
Purchases of treasury stock (37,000 shares in 2004, and 40,000 shares in 2003)	(1,055)	(878)
Exercise of stock options and re-issuance of treasury stock
(28,568 shares in 2004 and 7,085 shares in 2003)	506	81
Sales of treasury stock (1,099 shares in 2004, and 686 shares in 2003)	31	14

Balance, March 31	$51,856	$51,351

See accompanying notes to consolidated financial statements

Schedule 4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31
	2004	2003
Operating activities:
Net income	$1,641	$1,772
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	372	353
Provision for loan losses	100	100
Amortization of other intangible assets	52	52
Amortization of premiums on investment
securities, net of accretion	419	421
Gain on securities transactions, net	(182)	0
Gain on sale of premises and equipment	0	(2)
FHLB stock dividends	(30)	(22)
Loans originated for sale	(9,273)	(18,077)
Proceeds from sales of loans originated for sale	9,470	22,072
Increase (decrease) in interest payable	90	(285)
Decrease in interest receivable	729	1,251
Increase in other assets	(10)	(91)
(Decrease) increase in other liabilities	(517)	285

Net cash provided by operating activities	2,861	7,829

Investing activities:
Proceeds from sales of investment securities available-for-sale	8,462	0
Proceeds from maturities of investment securities available-for-sale	7,726	10,701
Purchase of investment securities available-for-sale	(13,948)	(8,188)
Proceeds from maturities of investment securities held-to-maturity	249	770
Purchase of investment securities held-to-maturity	(140)	0
Proceeds from sales of premises and equipment	0	2
Net increase in loans	(6,568)	(1,801)
Purchases of premises and equipment	(678)	(168)

Net cash (used in) provided by investing activities	(4,897)	1,316

Financing activities:
Net increase in deposits	624	13,899
Net increase (decrease) in borrowings	282	(3,807)
Dividends paid	(562)	(485)
Purchases of treasury stock	(1,055)	(878)
Exercise of stock options	506	81
Sales of treasury stock	31	14

Net cash (used in ) provided by financing activities	(174)	8,824

(Decrease) increase in cash and cash equivalents	(2,210)	17,969
Cash and cash equivalents at beginning of period	16,414	18,870

Cash and cash equivalents at March 31	$14,204	$36,839

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,145	$3,163
Income taxes	$300	$105
Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$0	$27

See accompanying notes to consolidated financial statements

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the consolidated financial statements and notes included in the Registrant’s 2003 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

(1)   EARNINGS PER SHARE CALCULATION

        The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income	$1,641	$1,772
Denominator:
Basic earnings per share–
weighted average shares	3,119,404	3,221,291
Effect of dilutive securities-
stock options	50,711	29,137

Diluted earnings per share–
adjusted weighted average shares	3,170,115	3,250,428
Net income per share:
Basic	$0.53	$0.55
Diluted	$0.52	$0.55

(2)   GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill, net of accumulated amortization, totaled $1,355,000 at March 31, 2004 and December 31, 2003. The balance of intangible assets, net of accumulated amortization, totaled $1,473,000 and $1,525,000 at March 31, 2004 and December 31, 2003, respectively.

        The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of March 31, 2004 and December 31, 2003.

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$2,968	$(1,550)	$2,968	$(1,501)
Other intangible assets	160	(105)	160	(102)

Total	$3,128	$(1,655)	$3,128	$(1,603)

        Amortization expense totaled $52,000 for the three months ended March 31, 2004 and March 31, 2003, respectively. The amortization expense will be approximately $155,000 for the remainder of 2004 and will be approximately $205,000 for each of the next five years.

        The Corporation’s other intangible assets consist of originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. As of March 31, 2004 no impairment had been recorded. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)
Balance, January 1	$1,334
Servicing rights capitalized	92
Amortization of servicing rights	(68)
Impairment of servicing rights	0

Balance, March 31	$1,358

        Amortization expense for the mortgage servicing rights asset is based on assumptions made during each reporting period. Such assumptions include, but are not limited to, the current level of interest rates and the forecasted prepayment speeds. Actual amortization expense is also affected by the amount of loans sold with servicing retained.

        The Corporation services loans for others with unpaid principal balances at March 31, 2004 and December 31, 2003 of approximately $142,101,000, and $138,775,000, respectively.

        The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of March 31, 2004. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional servicing rights, changes in mortgage interest rates, estimated prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the nine months ended December 31, 2004	$89
For the year ended December 31, 2005	114
For the year ended December 31, 2006	107
For the year ended December 31, 2007	100
For the year ended December 31, 2008	94
For the year ended December 31, 2009	88
Thereafter	766

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

	For the Three Months Ended March 31,
(in thousands, except per share data)	2004	2003
Net Income as reported	$1,641	$1,772
Deduct: Stock-based compensation, net of
tax, that would have been reported
if the fair value based method had
been applied to all awards	(100)	(60)

Pro forma net income	$1,541	$1,712

Basic Earnings Per Share As Reported	$0.53	$0.55
Pro Forma	0.49	0.53
Diluted Earnings Per Share As Reported	$0.52	$0.55
Pro Forma	0.49	0.53

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three months ended March 31, 2004 and 2003

        The following discussion provides information about Princeton National Bancorp, Inc.‘s (“PNBC” or the “Corporation”) financial condition and results of operations for the quarters ended March 31, 2004 and 2003. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS

        Net income for the first quarter of 2004 was $1,641,000, or basic earnings per share of $0.53 (diluted earnings per share of $0.52), as compared to net income of $1,772,000 in the first quarter of 2003, or basic and diluted earnings per share of $0.55. This represents a decrease of $131,000 (7.4%) or $.02 per basic share and $.03 per diluted share. During the first quarter of 2003, due to the record-low interest rates, the mortgage refinancing activity was much higher than the first three months of this year resulting in a decrease of $251,000 in mortgage banking income. Additionally, total non-interest expenses for the first quarter of 2004 have increased $360,000 over the same time period in 2003, due to increases in salaries and advertising. The annualized return on average assets and return on average equity were 1.09% and 12.95%, respectively, for the first quarter of 2004, compared with 1.22% and 14.14% for the first quarter of 2003.

        Net interest income before provision for loan losses was $5,009,000 for the first quarter of 2004, compared to $4,946,000 for the first quarter of 2003 (an increase of $63,000 or 1.3%). This increase is a result of an increase in average interest-earning assets, despite a lower net interest margin. For the three months ended March 31, 2004, average interest-earning assets were $553.9 million compared to $538.6 million for the three months ended March 31, 2003. The resulting net yield on interest-earning assets (on a fully taxable equivalent basis) decreased from 3.97% in the first quarter of 2003 to 3.90% in the first quarter of 2004, due generally to interest-earning assets repricing faster than interest-bearing liabilities.

        PNBC recorded a loan loss provision of $100,000 in the both the first quarter of 2004 and the first quarter of 2003. The provision expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. For the first quarter of 2004, PNBC had net charge-offs of $71,000, compared to net charge-offs of $214,000 for the first quarter of 2003.

        Non-interest income totaled $2,039,000 for the first quarter of 2004, as compared to $2,059,000 in the first quarter of 2003, a decrease of $20,000 (or 1.0%). As previously mentioned, this is a result of the decrease in mortgage banking income of $251,000 (or 62.9%) due to a lower amount of fee income being generated from the origination/refinancing and subsequent sales and servicing of mortgage loans in the secondary market. Partially offsetting the decrease in mortgage banking income was $182,000 in gains on sales of available-for-sale securities in the first quarter of 2004, compared to $0 in the first quarter of 2003. Annualized non-interest income as a percentage of total average assets was 1.35% for the first three months of 2004, compared to 1.40% for the same period in 2003.

        Total non-interest expense for the first quarter of 2004 was $4,784,000, an increase of $360,000 (or 8.1%) from $4,424,000 in the first quarter of 2003. The majority of the increase was in salaries/employee benefits, which increased $225,000 (or 9.1%), and in advertising, which increased $57,000 (or 63.3%) due to expenses relating to the introduction of a new checking account. Collectively, all other categories of non-interest expense increased $78,000 (or 4.2%). Annualized non-interest expense as a percentage of total average assets was 3.17% for the first three months of 2004, compared to 3.01% for the same period in 2003.

INCOME TAXES

        Income tax expense totaled $523,000 for the first quarter of 2004, as compared to $709,000 for the first quarter of 2003. The effective tax rate was 24.2% for the three months ended March 31, 2004 compared to 28.6% for the three months ended March 31, 2003, partially due to an increase in amount of interest income earned from municipal (tax-exempt) securities.

ANALYSIS OF FINANCIAL CONDITION

        Total assets at March 31, 2004 increased to $611,463,000 from $609,737,000 at December 31, 2003 (an increase of $1.7 million or 0.3%). Total deposits at March 31, 2003 increased to $538,451,000 from $537,817,000 at December 31, 2003 (an increase of $624,000 or 0.1%). Comparing categories of deposits at March 31, 2004 to the December 31, 2003 totals, savings deposits increased $3.8 million (or 6.6%). Conversely, demand deposits decreased $2.6 million (or 3.9%); interest-bearing demand deposits decreased $378,000 (0.2%); and time deposits decreased by $225,000 (or 0.1%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan (“TT&L”) deposits, federal funds purchased, and Federal Home Loan Bank advances, increased from $16,161,000 at December 31, 2003 to $16,443,000 at March 31, 2004 (an increase of $282,000 or 1.7%). Investment balances totaled $168,022,000 at March 31, 2004, compared to $169,892,000 at December 31, 2003 (a decrease of $1.9 million or 1.1%).

        Loan balances, net of unearned interest, increased to $389,550,000 at March 31, 2003, compared to $383,053,000 at December 31, 2003 (an increase of $6.5 million or 1.7%). Non-performing loans increased slightly totaling $1,087,000 or 0.28% of net loans at March 31, 2004, as compared to $969,000 or 0.25% of net loans at December 31, 2003.

        For the three months ended March 31, 2004, the subsidiary bank charged off $152,000 of loans and had recoveries of $81,000, compared to charge-offs of $261,000 and recoveries of $47,000 during the three months ended March 31, 2003. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At March 31, 2004, the allowance was $2,279,000 which is 209.7% of non-performing loans and 0.59% of total loans, compared with $2,250,000 which was 232.2% of non-performing loans and 0.59% of total loans at December 31, 2003.

        At March 31, 2004, impaired loans totaled $179,000 compared to $235,000 at December 31, 2003. Loans 90 days or more past due and still accruing interest at March 31, 2004 were $16,000 compared to $44,000 at December 31, 2003. The balances of non-performing and impaired loans continue to be below industry averages. There is a specific loan loss reserve of $11,000 established for impaired loans as of March 31, 2004 compared to a specific loan loss reserve of $15,000 at December 31, 2003. PNBC’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of March 31, 2004.

CAPITAL RESOURCES

        Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At March 31, 2004 total risk-based capital of PNBC was 11.36%, compared to 11.22% at December 31, 2003. The Tier 1 capital ratio increased from 7.70% at December 31, 2003, to 7.81% at March 31, 2004. Total stockholders’ equity to total assets at March 31, 2004 increased to 8.48% from 8.34% at December 31, 2003.

LIQUIDITY

        Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by operating activities, offset by those used in investing and financing activities, resulted in a net decrease in cash and cash equivalents of $2,210,000 from December 31, 2003 to March 31, 2004. This decrease was primarily due to a net increase in loans. For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        The subsidiary bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the subsidiary bank has in particular classes of financial instruments.

        The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At March 31, 2004 commitments to extend credit and standby letters of credit were approximately $94,641,000 and $6,243,000, respectively.

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

EXPANSION PLANS

        In 2003, the Corporation signed a sales contract for the purchase of property in Aurora, Illinois. The purchase of this property should be finalized in the second quarter of 2004 with construction of the new bank facility to begin in the fall of 2004. In 2005, once the Aurora facility is completed, a new bank facility will be built on the Elburn, Illinois property which was purchased in July of 2003.

LEGAL PROCEEDINGS

        There are various claims pending against PNBC’s subsidiary bank, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to PNBC’s financial condition.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no material change in market risk since December 31, 2003, as reported in PNBC’s 2003 Annual Report on Form 10-K.

IMPACT OF NEW ACCOUNTING STANDARDS

        In December 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation 46, “Consolidation of Variable Interest Entities”, which was issued on January 17, 2003. Adoption of this Statement did not have a material effect on the Corporation’s consolidated financial statements.

        In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments”, (SAB 105). SAB 105 applies to all registrants that issue loan commitments that relate to the origination of mortgage loans that will be held for sale and applies specifically to loan commitments that are issued after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on the Corporation’s Consolidated Financial Statements.

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

	Three Months Ended, March 31, 2004			Three Months Ended, March 31, 2003

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets
Interest-bearing deposits	$930	$2	0.83%	$5,797	$16	1.12%
Taxable investment securities	105,366	836	3.19%	115,299	1,177	4.14%
Tax-exempt investment securities	61,601	1,050	6.85%	51,753	950	7.44%
Federal funds sold	993	2	0.95%	7,219	20	1.12%
Net loans	385,001	5,720	5.98%	358,500	5,988	6.77%

Total interest-earning assets	553,891	7,610	5.53%	538,567	8,151	6.14%

Average non-interest earning assets	53,736			50,262

Total average assets	$607,627			$588,829

Average Interest-Bearing Liabilities
Interest-bearing demand deposits	$178,686	479	1.08%	$158,474	560	1.43%
Savings deposits	58,530	55	0.38%	53,437	103	0.78%
Time deposits	235,325	1,604	2.74%	247,206	2,106	3.46%
Interest-bearing demand notes
issued to the U.S. Treasury	539	1	0.81%	747	2	1.16%
Federal funds purchased and
securities repurchase agreements	11,557	18	0.64%	9,047	17	0.78%
Advances from Federal Home Loan Bank	5,110	70	5.49%	5,757	78	5.53%
Borrowings	1,050	7	2.85%	1,300	10	3.25%

Total interest-bearing liabilities	490,797	2,234	1.83%	475,968	2,876	2.45%

Net yield on average interest-earning assets		$5,376	3.90%		$5,275	3.97%

Average non-interest-bearing liabilities	65,870			62,027
Average stockholders’ equity	50,960			50,834

Total average liabilities and
stockholders’ equity	$607,627			$588,829

Schedule 7.   Controls and Procedures

(a)	Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)	Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended March 31, 2004 that could significantly affect those controls.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).

32.1	Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.