Form 10-Q
period 2004-06-30
PRINCETON NATIONAL BANCORP INC
filed 2004-08-09
CIK 707855

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004 Commission file number: 0-20050

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

As of July 15, 2004, the registrant had outstanding 3,083,532 shares of its $5 par value common stock.

Page 1 of 22 pages

Part I:   FINANCIAL INFORMATION

The unaudited consolidated financial statements of Princeton National Bancorp, Inc. and Subsidiary and management’s discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

Schedule 1:	Consolidated Balance Sheets
Schedule 2:	Consolidated Statements of Income and Comprehensive Income
Schedule 3:	Consolidated Statements of Stockholders’ Equity
Schedule 4:	Consolidated Statements of Cash Flows
Schedule 5:	Notes to Consolidated Financial Statements
Schedule 6:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Schedule 7:	Controls and Procedures

Part II:   OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended June 30, 2004:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of a publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
4/1/04 – 4/30/04	0	$0.00	0	63,000
5/1/04 – 5/31/04	20,000	$28.68	20,000	43,000
6/1/04 – 6/30/04	15,000	$29.10	15,000	28,000

Total	35,000	$28.86	35,000	28,000

(1)	We purchased an aggregate of 35,000 shares of our common stock pursuant to the repurchase program that we announced on January 26, 2004 (the “Program”).

(2)	Our Board of Directors approved the repurchase by us of up to an aggregate of 100,000 shares of our common stock pursuant to the Program. The expiration date of this Program is January 26, 2005. Unless terminated earlier by resolution of our Board of Directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

Item 4.   Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of Princeton National Bancorp, Inc. was held on April 27, 2004, for the purpose of electing five directors each to serve for a term of three years. Proxies for the meeting were solicited by Management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to Management’s solicitation.

        All five of Management’s nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

	Shares Voted “For”	Shares “Withheld”	Abstain
Daryl Becker	2,571,883	10,045	0
Sharon L. Covert	2,572,227	9,700	0
Mark Janko	2,571,469	10,459	0
James B. Miller	2,474,273	10,765	0
Stephen W. Samet	2,544,157	37,771	0

        In addition, the following directors’ terms of offices continued after the meeting:

Gary C. Bruce	Ervin I. Pietsch
John R. Ernat	Tony J. Sorcic
Donald E. Grubb	Craig O. Wesner
Thomas M. Longman

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

31	Certification of Tony J. Sorcic required by Rule 13a-14(a).

31	Certification of Todd D. Fanning required by Rule 13a-14(a).

32	Certificaton of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32	Certificaton of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)	The Corporation filed an 8-K on April 28, 2004 related to the announcement of first quarter 2004 earnings. The Corporation filed an 8-K on May 26, 2004 for a letter to the company shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCETON NATIONAL BANCORP, INC.
Date: August 5, 2004	By	/s/ Tony J. Sorcic

Tony J. Sorcic President & Chief Executive Officer
Date: August 5, 2004	By	/s/ Todd D. Fanning

Todd D. Fanning Vice-President & Chief Financial Officer

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$12,322	$13,428
Interest-bearing deposits with financial institutions	50	511
Federal funds sold	0	2,475

Total cash and cash equivalents	12,372	16,414
Loans held for sale, at lower of cost or market	1,793	2,323
Investment securities:
Available-for-sale, at fair value	153,255	154,065
Held-to-maturity, at amortized cost	16,964	15,827

Total investment securities	170,219	169,892
Loans:
Loans, net of unearned interest	388,836	383,053
Allowance for loan losses	(2,446)	(2,250)

Net loans	386,390	380,803
Premises and equipment, net of accumulated depreciation	17,936	14,664
Bank-owned life insurance	15,630	15,036
Interest receivable	4,276	4,634
Goodwill, net of accumulated amortization	1,355	1,355
Intangible assets, net of accumulated amortization	1,421	1,525
Other real estate owned	635	798
Other assets	2,250	2,293

TOTAL ASSETS	$614,277	$609,737

LIABILITIES
Deposits:
Demand	$62,272	$65,418
Interest-bearing demand	183,697	179,805
Savings	60,023	57,151
Time	230,349	235,453

Total deposits	536,341	537,827
Borrowings:
Customer repurchase agreements	8,219	9,664
Advances from the Federal Home Loan Bank	5,000	5,150
Interest-bearing demand notes issued to the U.S. Treasury	1,083	297
Federal funds purchased	9,200	0
Note payable	1,000	1,050

Total borrowings	24,502	16,161
Other liabilities	3,119	4,874

TOTAL LIABILITIES	563,962	558,862

STOCKHOLDERS’ EQUITY
Common stock: $5 par value, 7,000,000 shares
authorized; 4,139,841 issued	20,699	20,699
Surplus	7,617	7,020
Retained earnings	40,687	38,726
Accumulated other comprehensive income (loss), net of tax	(204)	1,275
Less: Cost of 1,056,309 and 1,015,838 treasury shares at
June 30, 2004 and December 31, 2003, respectively	(18,484)	(16,845)

TOTAL STOCKHOLDERS’ EQUITY	50,315	50,875

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$614,277	$609,737

See accompanying notes to consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except share data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$5,803	$5,958	$11,514	$11,942
Interest and dividends on investment securities	1,490	633	3,019	2,437
Interest on federal funds sold	4	28	6	48
Interest on interest-bearing time deposits in other banks	2	21	4	37

Total interest income	7,299	6,640	14,543	14,464
Interest expense:
Interest on deposits	2,025	2,671	4,164	5,441
Interest on borrowings	109	106	205	214

Total interest expense	2,134	2,777	4,369	5,655

Net interest income	5,165	3,863	10,174	8,809
Provision for loan losses	200	165	300	265

Net interest income after provision
for loan losses	4,965	3,698	9,874	8,544
Non-interest income:
Trust & farm management fees	356	318	702	640
Service charges on deposit accounts	789	746	1,532	1,468
Other service charges	340	275	599	538
Gain on sales of securities available-for-sale	0	935	182	935
Gain on sale of loans	465	0	465	0
Brokerage fee income	200	135	378	266
Mortgage banking income	135	299	283	692
Bank-owned life insurance income	142	150	283	300
Other operating income	43	12	85	84

Total non-interest income	2,470	2,870	4,509	4,923
Non-interest expense:
Salaries and employee benefits	2,766	2,542	5,458	5,003
Occupancy	326	315	664	622
Equipment expense	380	396	790	792
Federal insurance assessments	56	54	119	109
Intangible assets amortization	52	52	104	104
Data processing	197	180	369	359
Advertising	185	128	332	218
Other operating expense	877	862	1,787	1,740

Total non-interest expense	4,839	4,529	9,623	8,947

Income before income taxes	2,596	2,039	4,760	4,520
Income tax expense	687	555	1,210	1,264

Net income	$1,909	$1,484	$3,550	$3,256

Earnings per share:
Basic	0.62	0.47	1.14	1.02
Diluted	0.61	0.46	1.12	1.01
Basic weighted average shares outstanding	3,101,621	3,189,877	3,110,513	3,205,497
Diluted weighted average shares outstanding	3,154,212	3,225,468	3,162,009	3,238,085

See accompanying notes to consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003
Net income	$1,909	$1,484	$3,550	$3,256
Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period	(1,899)	614	(1,368)	387
Less: Reclassification adjustment for realized gains on
sales of securities included in net income	0	(573)	(111)	(573)

Other comprehensive income (loss)	(1,899)	41	(1,479)	(186)

Comprehensive income	$10	$1,525	$2,071	$3,070

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except per share data)

	For the Six Months Ended June 30
	2004	2003
Balance, January 1	$50,875	$51,074
Net income	3,550	3,256
Cash dividends ($0.37 per share in 2004, and $.31 per share in 2003)	(1,155)	(998)
Other comprehensive loss, net of tax	(1,479)	(186)
Purchases of treasury stock (72,000 shares in 2004, and 75,000
shares in 2003)	(2,065)	(1,717)
Exercise of stock options and re-issuance of treasury stock
(29,068 shares in 2004 and 20,719 shares in 2003)	516	241
Sales of treasury stock (2,564 shares in 2004, and 1,353 shares in 2003)	73	30

Balance, June 30	$50,315	$51,700

See accompanying notes to consolidated financial statements

Schedule 4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Six Months Ended June 30
	2004	2003
Operating activities:
Net income	$3,550	$3,256
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	678	703
Provision for loan losses	300	265
Amortization of other intangible assets	104	104
Amortization of premiums on investment
securities, net of accretion	878	1,882
Gain on securities transactions, net	(182)	(935)
Gain on sale of loans	(465)	0
Gain on sale of premises and equipment	0	(2)
FHLB stock dividends	(57)	(22)
Loans originated for sale	(20,560)	(45,107)
Proceeds from sales of loans originated for sale	21,090	49,436
Decrease in interest payable	(133)	(294)
Decrease in interest receivable	358	1,099
Increase in other assets	(388)	(255)
Decrease in other liabilities	(687)	(493)

Net cash provided by operating activities	4,486	9,637

Investing activities:
Proceeds from sales of investment securities available-for-sale	8,461	9,681
Proceeds from maturities of investment securities available-for-sale	15,226	36,097
Purchase of investment securities available-for-sale	(26,825)	(46,185)
Proceeds from maturities of investment securities held-to-maturity	378	814
Purchase of investment securities held-to-maturity	(620)	(640)
Proceeds from sales of premises and equipment	0	2
Proceeds from sale of credit card loans	2,585	0
Net increase in loans	(8,007)	(9,510)
Purchases of premises and equipment	(3,950)	(575)

Net cash used in investing activities	(12,752)	(10,316)

Financing activities:
Net (decrease) increase in deposits	(1,486)	19,860
Net increase (decrease) in borrowings	8,341	(1,342)
Dividends paid	(1,155)	(998)
Purchases of treasury stock	(2,065)	(1,717)
Exercise of stock options	516	241
Sales of treasury stock	73	30

Net cash provided by financing activities	4,224	16,074

(Decrease) increase in cash and cash equivalents	(4,042)	15,395
Cash and cash equivalents at beginning of period	16,414	18,870

Cash and cash equivalents at June 30	$12,372	$34,265

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,502	$5,949
Income taxes	$1,260	$1,315
Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$32	$27

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

(1)   EARNINGS PER SHARE CALCULATION

        The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$1,909	$1,484	$3,550	$3,256
Denominator:
Basic earnings per share-
weighted average shares	3,101,621	3,189,877	3,110,513	3,205,497
Effect of dilutive securities-
stock options	52,591	35,591	51,496	32,588

Diluted earnings per share-
adjusted weighted average shares	3,154,212	3,225,468	3,162,009	3,238,085
Net income per share:
Basic	$0.62	$0.47	$1.14	$1.02
Diluted	$0.61	$0.46	$1.12	$1.01

(2)   GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill, net of accumulated amortization, totaled $1,355,000 at June 30, 2004 and December 31, 2003. The balance of intangible assets, net of accumulated amortization, totaled $1,421,000 and $1,525,000 at June 30, 2004 and December 31, 2003, respectively.

        The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of June 30, 2004 and December 31, 2003.

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$2,968	$(1,600)	$2,968	$(1,501)
Other intangible assets	160	(107)	160	(102)

Total	$3,128	$(1,707)	$3,128	$(1,603)

        Amortization expense totaled $104,000 for the six months ended June 30, 2004 and June 30, 2003, respectively. The amortization expense will be approximately $104,000 for the remainder of 2004 and will be approximately $205,000 for each of the next five years.

        The Corporation’s other intangible assets consist of originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. As of June 30, 2004 no impairment had been recorded. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)
Balance, January 1	$1,333
Servicing rights capitalized	207
Amortization of servicing rights	(162)
Impairment of servicing rights	0

Balance, June 30	$1,378

        The Corporation services loans for others with unpaid principal balances at June 30, 2004 and December 31, 2003 of approximately $142,452,000, and $138,775,000, respectively.

        The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of June 30, 2004. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional servicing rights, changes in mortgage interest rates, actual prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the six months ended December 31, 2004	$ 88
For the year ended December 31, 2005	172
For the year ended December 31, 2006	161
For the year ended December 31, 2007	151
For the year ended December 31, 2008	141
For the year ended December 31, 2009	133
Thereafter	532

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net Income as reported	$1,909	$1,484	$3,550	$3,256
Deduct: Stock-based compensation, net of
tax, that would have been reported
if the fair value based method had
been applied to all awards	(100)	(60)	(200)	(120)

Pro forma net income	$1,809	$1,424	$3,350	$3,136

Basic Earnings Per Share As Reported	$0.62	$0.47	$1.14	$1.02
Pro Forma	0.58	0.45	1.08	0.98
Diluted Earnings Per Share As Reported	$0.61	$0.46	$1.12	$1.01
Pro Forma	0.57	0.44	1.06	0.97

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three and six month periods ended June 30, 2004 and 2003

        The following discussion provides information about Princeton National Bancorp, Inc.’s (“PNBC” or the “Corporation”) financial condition and results of operations for the three and six month periods ended June 30, 2004 and 2003. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS

        Net income for the second quarter of 2004 was $1,909,000, or basic earnings per share of $0.62 (diluted earnings per share of $0.61), as compared to net income of $1,484,000 in the second quarter of 2003, or basic earnings per share of $0.47 (diluted earnings per share of $0.46). This represents an increase of $425,000 (28.6%) or $0.15 per basic and diluted share. This increase is partially attributable to the sale of the subsidiary bank’s credit card portfolio which resulted in an after-tax gain of approximately $285,000. Net income for the first six months of 2004 was $3,550,000, or basic earnings per share of $1.14 (diluted earnings per share of $1.12), as compared to net income of $3,256,000, or basic earnings per share of $1.02 (diluted earnings per share of $1.01) for the first six months of 2003. This represents an increase of $294,000 (9.0%) or $0.12 per basic share and $0.11 per diluted share. This increase is primarily due to the aforementioned sale of the subsidiary bank’s credit card portfolio and an improving net interest margin. The annualized return on average assets and return on average equity were 1.25% and 15.48%, respectively, for the second quarter of 2004, compared with 1.00% and 11.57% for the second quarter of 2003. For the six-month periods, the annualized return on average assets and average equity were 1.17% and 14.07%, respectively for 2004, compared to 1.11% and 12.84%, respectively for 2003.

        Net interest income before provision for loan losses was $5,165,000 for the second quarter of 2004, compared to $3,863,000 for the second quarter of 2003 (an increase of $1,302,000 or 33.7%). This difference is due, in part, to the additional premium amortization of $1,184,000 recorded in the second quarter of 2003 due to accelerated prepayments in the collateralized mortgage obligation (“CMO”) portfolio. The resulting net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 3.10% in the second quarter of 2003 to 3.98% in the second quarter of 2004. Likewise, net interest income after provision for loan losses increased to $9,874,000 for the first six months of 2004 from $8,544,000 for the first six months of 2003 (an increase of $1,330,000 or 15.6%). In addition to the accelerated amortization recorded in 2003, the average cost of interest-bearing liabilities has decreased from 2.37% for the first six months of 2003 to 1.79% for the first six months of 2004 resulting in a decrease to interest expense of $1.3 million. For the first six months of 2004, the net yield on interest-earnings assets (on a fully taxable equivalent basis) improved to 3.94% compared to 3.51% for the first six months of 2003.

        PNBC recorded a loan loss provision of $200,000 in the second quarter of 2004 compared to $165,000 in the second quarter of 2003. For the six-month comparable periods, PNBC recorded a loan loss provision of $300,000 in 2004 and $265,000 in 2003. The provision expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. For the second quarter of 2004, PNBC had net charge-offs of $33,000, compared to net charge-offs of $280,000 for the second quarter of 2003. For the six-month comparable periods, PNBC had net charge-offs of $104,000 in 2004 and net charge-offs of $495,000 in 2003.

        Non-interest income totaled $2,470,000 for the second quarter of 2004, as compared to $2,870,000 in the second quarter of 2003, a decrease of $400,000 (or 13.9%). This a result of the gains on sales of securities from the second quarter of 2003 of $935,000 compared to $0 in the second quarter of 2004. Offsetting the decrease is the sale of the credit card portfolio in the second quarter of 2004 of $465,000, an increase in brokerage fee income of $65,000 (or 48.2%), an increase in trust and farm management fees of $38,000 (or 12.0%), and an increase in service charges on deposit accounts of $43,000 (or 5.8%). Year-to-date in 2004, non-interest income totals $4,509,000 compared to $4,923,000 for the first half of 2003 (a decrease of $414,000 or 8.4%). Gains on sales of securities have decreased from $935,000 to $182,000 over the comparable time frames and there has also been a decrease of $409,000 in mortgage banking income resulting from a significant decrease in the level of loan sales. Again, offsetting these decreases is the gain from the sale of the credit card portfolio and increases in brokerage fee income ($112,000 or 42.1%), trust and farm management fees ($62,000 or 9.7%), and service charges on deposit accounts ($64,000 or 4.4%). Annualized non-interest income as a percentage of total average assets was 1.62% for the second quarter of 2004, compared to 1.92% for the second quarter of 2003. Annualized non-interest income as a percentage of total average assets was 1.48% for the first six months of 2004, compared to 1.66% for the same period in 2003.

        Total non-interest expense for the second quarter of 2004 was $4,839,000, an increase of $310,000 (or 6.8%) from $4,529,000 in the second quarter of 2003. The majority of the increase was in salaries/employee benefits, which increased $224,000 (or 8.8%) due to increases in number of employees and the cost of benefits, and in advertising, which increased $57,000 (or 44.5%) due to expenses relating to the introduction of a new checking account as part of the deposit gathering strategy. Collectively, all other categories of non-interest expense increased $29,000 (or 1.6%). Annualized non-interest expense as a percentage of total average assets was 3.17% for the second quarter of 2004, compared to 3.04% for the second quarter of 2003. Year-to-date non-interest expenses for 2004 were $9,623,000, an increase of $676,000 (or 7.6%) from the $8,947,000 from the first half of 2003. This change is also due to increases in salaries/employee benefits ($455,000 or 9.1%) and advertising ($114,000 or 52.3%). Annualized non-interest expense as a percentage of total average assets was 3.16% for the first six months of 2004, compared to 3.02% for the same period in 2003.

INCOME TAXES

        Income tax expense totaled $687,000 for the second quarter of 2004, as compared to $555,000 for the second quarter of 2003. The effective tax rate was 26.5% for the three months ended June 30, 2004 compared to 27.2% for the three months ended June 30, 2003. Income tax expense totaled $1,210,000 for the first six months of 2004, as compared to $1,264,000 for the first six months of 2003. The effective tax rate was 25.4% for the six months ended June 30, 2004 compared to 28.0% for the six months ended June 30, 2003. The lower effective tax rates in 2004 are partially due to an increase in the amount of interest income earned from municipal (tax-exempt) securities.

ANALYSIS OF FINANCIAL CONDITION

        Total assets at June 30, 2004 increased to $614,277,000 from $609,737,000 at December 31, 2003 (an increase of $4.5 million or 0.7%). Total deposits at June 30, 2004 decreased to $536,341,000 from $537,817,000 at December 31, 2003 (a decrease of $1.5 million or 0.3%). Comparing categories of deposits at June 30, 2004 to the December 31, 2003 totals, interest-bearing demand deposits increased $3.9 million (or 2.2%) and savings deposits increased $2.9 million (or 5.0%). Conversely, time deposits decreased $5.1 million (or 2.2%) and demand deposits decreased by $3.1 million (or 4.8%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan (“TT&L”) deposits, federal funds purchased, and Federal Home Loan Bank advances, increased from $16,161,000 at December 31, 2003 to $24,502,000 at June 30, 2004 (an increase of $8.3 million or 51.6%) due to an increase of $9.2 million in federal funds purchased on June 30, 2004. Investment balances totaled $170,219,000 at June 30, 2004, compared to $169,892,000 at December 31, 2003 (an increase of $327,000 or 0.2%).

        Loan balances, net of unearned interest, increased to $388,836,000 at June 30, 2004, compared to $383,053,000 at December 31, 2003 (an increase of $5.8 million or 1.5%). Non-performing loans decreased, totaling $709,000 or 0.18% of net loans at June 30, 2004, as compared to $969,000 or 0.25% of net loans at December 31, 2003.

        For the six months ended June 30, 2004, the subsidiary bank charged off $233,000 of loans and had recoveries of $129,000, compared to charge-offs of $579,000 and recoveries of $84,000 during the six months ended June 30, 2003. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At June 30, 2004, the allowance was $2,446,000 which is 345.0% of non-performing loans and 0.63% of total loans, compared with $2,250,000 which was 232.2% of non-performing loans and 0.59% of total loans at December 31, 2003.

        At June 30, 2004, impaired loans totaled $188,000 compared to $235,000 at December 31, 2003. Loans 90 days or more past due and still accruing interest at June 30, 2004 were $10,000 compared to $44,000 at December 31, 2003. The balances of non-performing and impaired loans continue to be below industry averages. There is a specific loan loss reserve of $7,000 established for impaired loans as of June 30, 2004 compared to a specific loan loss reserve of $15,000 at December 31, 2003. PNBC’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of June 30, 2004.

CAPITAL RESOURCES

        Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At June 30, 2004 total risk-based capital of PNBC was 11.47%, compared to 11.22% at December 31, 2003. The Tier 1 capital ratio increased from 7.70% at December 31, 2003, to 7.83% at June 30, 2004. Total stockholders’ equity to total assets at June 30, 2004 decreased to 8.19% from 8.34% at December 31, 2003.

LIQUIDITY

        Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows used in investing activities, offset by those provided by operating and financing activities, resulted in a net decrease in cash and cash equivalents of $4,042,000 from December 31, 2003 to June 30, 2004. This decrease was primarily due to a net increase in loans. For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

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

        The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At June 30, 2004 commitments to extend credit and standby letters of credit were approximately $106,317,000 and $6,479,000, respectively.

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

EXPANSION PLANS

        In the second quarter of 2004, the Corporation completed the purchase of property in Aurora, Illinois. The construction of the new bank facility will begin in early 2005. Once the Aurora facility is completed, a new bank facility will also be built on the Elburn, Illinois property which was purchased in July of 2003 with an expected completion of 2006.

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

	Six Months Ended, June 30, 2004			Six Months Ended, June 30, 2003
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets
Interest-bearing deposits	$1,063	$4	0.83%	$6,899	$37	1.10%
Taxable investment securities	104,666	1,612	3.10%	114,365	1,183	2.09%
Tax-exempt investment securities	62,840	2,131	6.82%	52,302	1,906	7.35%
Federal funds sold	1,204	6	0.98%	8,313	48	1.17%
Net loans	386,322	11,530	6.00%	361,612	11,942	6.66%

Total interest-earning assets	556,095	15,284	5.53%	543,491	15,116	5.61%

Average non-interest earning assets	53,051			49,286

Total average assets	$609,146			$592,777

Average Interest-Bearing Liabilities
Interest-bearing demand deposits	$180,269	950	1.06%	$160,721	1,075	1.35%
Savings deposits	59,696	109	0.37%	54,898	192	0.70%
Time deposits	233,173	3,106	2.68%	247,868	4,174	3.40%
Interest-bearing demand notes
issued to the U.S. Treasury	627	2	0.78%	728	4	1.02%
Federal funds purchased and
securities repurchase agreements	11,055	46	0.85%	9,200	35	0.76%
Advances from Federal Home Loan Bank	5,055	141	5.60%	5,677	156	5.54%
Borrowings	1,044	16	3.02%	1,275	21	3.32%

Total interest-bearing liabilities	490,919	4,369	1.79%	480,368	5,655	2.37%

Net yield on average interest-earning assets		$10,914	3.94%		$9,461	3.51%

Average non-interest-bearing liabilities	67,489			61,264
Average stockholders’ equity	50,738			51,145

Total average liabilities and
stockholders’ equity	$609,146			$592,777

        The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Six Months Ended June 30,
	2004	2003
Net interest income as stated	$10,174	$8,809
Tax equivalent adjustment-investments	724	637
Tax equivalent adjustment-laons	16	15

Tax equivalent net interest income	$10,914	$9,461

Schedule 7.   Controls and Procedures

(a)	Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)	Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended June 30, 2004 that could significantly affect those controls.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).

32.1	Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.