Form 10-Q
period 2004-09-30
PRINCETON NATIONAL BANCORP INC
filed 2004-11-09
CIK 707855

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004 Commission file number: 0-20050

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

As of October 21, 2004, the registrant had outstanding 3,064,998 shares of its $5 par value common stock.

Page 1 of 23 pages

Part I:   FINANCIAL INFORMATION

The unaudited consolidated financial statements of Princeton National Bancorp, Inc. and Subsidiary and management’s discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

Schedule 1:	Consolidated Balance Sheets
Schedule 2:	Consolidated Statements of Income and Comprehensive Income
Schedule 3:	Consolidated Statements of Stockholders’ Equity
Schedule 4:	Consolidated Statements of Cash Flows
Schedule 5:	Notes to Consolidated Financial Statements
Schedule 6:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Schedule 7:	Controls and Procedures

Part II:   OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended September 30, 2004:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of a publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
7/1/04 – 7/31/04	0	$0.00	0	28,000
8/1/04 – 8/31/04	20,000	$29.27	20,000	8,000
9/1/04 – 9/30/04	0	$0.00	0	8,000

Total	20,000	$29.27	20,000	8,000

(1)	We purchased an aggregate of 20,000 shares of our common stock pursuant to the repurchase program that we announced on January 26, 2004 (the “Program”).

(2)	Our Board of Directors approved the repurchase by us of up to an aggregate of 100,000 shares of our common stock pursuant to the Program. The expiration date of this Program is January 26, 2005. Unless terminated earlier by resolution of our Board of Directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

31	Certification of Tony J. Sorcic required by Rule 13a-14(a).
31	Certification of Todd D. Fanning required by Rule 13a-14(a).
32	Certificaton of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	Certificaton of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)	The Corporation filed an 8-K on July 28, 2004 related to the announcement of second quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCETON NATIONAL BANCORP, INC.
Date: November 8, 2004	By	/s/ Tony J. Sorcic

Tony J. Sorcic President & Chief Executive Officer
Date: November 8, 2004	By	/s/ Todd D. Fanning

Todd D. Fanning Vice-President & Chief Financial Officer

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2004 (unaudited)	December 31, 2003

ASSETS
Cash and due from banks	$15,032	$13,428
Interest-bearing deposits with financial institutions	78	511
Federal funds sold	0	2,475

Total cash and cash equivalents	15,110	16,414
Loans held for sale, at lower of cost or market	1,635	2,323
Investment securities:
Available-for-sale, at fair value	157,018	154,065
Held-to-maturity, at amortized cost	14,613	15,827

Total investment securities	171,631	169,892
Loans:
Loans, net of unearned interest	396,026	383,053
Allowance for loan losses	(2,543)	(2,250)

Net loans	393,483	380,803
Premises and equipment, net of accumulated depreciation	17,877	14,664
Bank-owned life insurance	15,735	15,036
Interest receivable	5,165	4,634
Goodwill, net of accumulated amortization	1,355	1,355
Intangible assets, net of accumulated amortization	1,369	1,525
Other real estate owned	545	798
Other assets	2,286	2,293

TOTAL ASSETS	$626,191	$609,737

LIABILITIES
Deposits:
Demand	$62,760	$65,418
Interest-bearing demand	185,679	179,805
Savings	59,880	57,151
Time	237,661	235,453

Total deposits	545,980	537,827

Borrowings:
Customer repurchase agreements	12,238	9,664
Advances from the Federal Home Loan Bank	5,000	5,150
Interest-bearing demand notes issued to the U.S. Treasury	1,264	297
Federal funds purchased	4,000	0
Note payable	941	1,050

Total borrowings	23,443	16,161
Other liabilities	4,381	4,874

TOTAL LIABILITIES	573,804	558,862

STOCKHOLDERS' EQUITY
Common stock: $5 par value, 7,000,000 shares
authorized; 4,139,841 issued	20,699	20,699
Surplus	7,676	7,020
Retained earnings	41,694	38,726
Accumulated other comprehensive income, net of tax	1,346	1,275
Less: Cost of 1,074,843 and 1,015,838 treasury shares at
September 30, 2004 and December 31, 2003, respectively	(19,028)	(16,845)

TOTAL STOCKHOLDERS' EQUITY	52,387	50,875

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$626,191	$609,737

See accompanying notes to consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except share data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2004	2003	2004	2003

Interest income:
Interest and fees on loans	$5,900	$5,916	$17,414	$17,858
Interest and dividends on investment securities	1,530	1,505	4,549	3,942
Interest on federal funds sold	2	12	8	60
Interest on interest-bearing time deposits in other banks	2	8	6	46

Total interest income	7,434	7,441	21,977	21,906

Interest expense:
Interest on deposits	2,114	2,381	6,278	7,822
Interest on borrowings	116	101	321	316

Total interest expense	2,230	2,482	6,599	8,138

Net interest income	5,204	4,959	15,378	13,768
Provision for loan losses	75	100	375	365

Net interest income after provision
for loan losses	5,129	4,859	15,003	13,403

Non-interest income:
Trust & farm management fees	343	315	1,045	955
Service charges on deposit accounts	845	774	2,377	2,242
Other service charges	278	264	877	802
Gain on sales of securities available-for-sale	0	0	182	935
Gain on sale of loans	0	0	465	0
Brokerage fee income	135	143	513	410
Mortgage banking income	123	425	406	1,118
Bank-owned life insurance income	137	139	420	439
Other operating income	39	12	124	97

Total non-interest income	1,900	2,072	6,409	6,998

Non-interest expense:
Salaries and employee benefits	2,770	2,561	8,228	7,565
Occupancy	354	320	1,018	942
Equipment expense	398	405	1,188	1,198
Federal insurance assessments	55	50	174	159
Intangible assets amortization	52	52	156	156
Data processing	187	171	556	531
Advertising	191	87	523	304
Other operating expense	880	896	2,667	2,637

Total non-interest expense	4,887	4,542	14,510	13,492

Income before income taxes	2,142	2,389	6,902	6,909
Income tax expense	509	680	1,719	1,943

Net income	$1,633	$1,709	$5,183	$4,966

Earnings per share:
Basic	0.53	0.54	1.67	1.55
Diluted	0.52	0.53	1.64	1.54

Basic weighted average shares outstanding	3,074,308	3,171,527	3,098,357	3,194,049
Diluted weighted average shares outstanding	3,127,810	3,213,331	3,167,894	3,229,696

See accompanying notes to consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2004	2003	2004	2003

Net income	$1,633	$1,709	$5,183	$4,966
Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period	1,550	(517)	182	(130)
Less: Reclassification adjustment for realized gains on
sales of securities included in net income	0	0	(111)	(573)

Other comprehensive income (loss)	1,550	(517)	71	(703)

Comprehensive income	$3,183	$1,192	$5,254	$4,263

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except per share data)

For the Nine Months Ended September 30, 2004	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss) net of tax effect	Treasury Stock	Total

Balance, January 1, 2004	$20,699	$7,020	$38,726	$1,275	($16,845)	$50,875

Net income			5,183			5,183
Sale of 3,174 shares
of treasury stock		46			45	91
Purchase of 92,000 shares
of treasury stock					(2,651)	(2,651)
Exercise of stock options and
re-issuance of treasury
stock (29,821 shares)		610	(475)		423	558
Cash dividends
($.56 per share)			(1,740)			(1,740)
Other comprehensive income,
net of $45 tax effect				71		71

Balance, September 30, 2004	$20,699	$7,676	$41,694	$1,346	($19,028)	$52,387

For the Nine Months Ended
September 30, 2003

Balance, January 1, 2003	$20,699	$6,612	$35,255	$2,218	($13,710)	$51,074

Net income			4,966			4,966
Sale of 3,323 shares
of treasury stock		37			42	79
Purchase of 111,000 shares
of treasury stock					(2,627)	(2,627)
Exercise of stock options and
re-issuance of treasury
stock (22,936 shares)		304	(263)		234	275
Cash dividends
($.47 per share)			(1,506)			(1,506)
Other comprehensive loss,
net of $445 tax effect				(703)		(703)

Balance, September 30, 2003	$20,699	$6,953	$38,452	$1,515	($16,061)	$51,558

See accompanying notes to consolidated financial statements

Schedule 4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30
	2004	2003

Operating activities:
Net income	$5,183	$4,966
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	994	1,059
Provision for loan losses	375	365
Amortization of other intangible assets	156	156
Amortization of premiums on investment
securities, net of accretion	1,294	2,310
Gain on securities transactions, net	(182)	(935)
Gain on sale of loans	(465)	0
Gain on sale of premises and equipment	0	(2)
FHLB stock dividends	(85)	(49)
Loans originated for sale	(28,858)	(82,175)
Proceeds from sales of loans originated for sale	29,546	85,439
Decrease (increase) in interest payable	45	(576)
(Increase) decrease in interest receivable	(531)	272
Increase in other assets	(439)	(686)
Decrease in other liabilities	(583)	(1)

Net cash provided by operating activities	6,450	10,143

Investing activities:
Proceeds from sales of investment securities available-for-sale	8,461	9,681
Proceeds from maturities of investment securities available-for-sale	20,869	70,315
Purchase of investment securities available-for-sale	(31,498)	(76,229)
Proceeds from maturities of investment securities held-to-maturity	388	989
Purchase of investment securities held-to-maturity	(870)	(915)
Proceeds from sales of premises and equipment	0	2
Proceeds from sale of credit card loans	2,585	0
Net increase in loans	(15,175)	(19,058)
Purchases of premises and equipment	(4,207)	(1,789)

Net cash used in investing activities	(19,447)	(17,004)

Financing activities:
Net increase in deposits	8,153	13,117
Net increase (decrease) in borrowings	7,282	(791)
Dividends paid	(1,740)	(1,506)
Purchases of treasury stock	(2,651)	(2,627)
Exercise of stock options	558	275
Sales of treasury stock	91	79

Net cash provided by financing activities	11,693	8,547

(Decrease) increase in cash and cash equivalents	(1,304)	1,686
Cash and cash equivalents at beginning of period	16,414	18,870

Cash and cash equivalents at September 30	$15,110	$20,556

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,554	$8,714
Income taxes	$1,980	$1,799

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$32	$71

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

(1)   EARNINGS PER SHARE CALCULATION

        The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Numerator:
Net income	$1,633	$1,709	$5,183	$4,966

Denominator:
Basic earnings per share-
weighted average shares	3,074,308	3,171,527	3,098,357	3,194,049

Effect of dilutive securities-
stock options	53,502	41,804	69,537	35,647

Diluted earnings per share-
adjusted weighted average shares	3,127,810	3,213,331	3,167,894	3,229,696

Net income per share:

Basic	$0.53	$0.54	$1.67	$1.55
Diluted	$0.52	$0.53	$1.64	$1.54

(2)   GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill, net of accumulated amortization, totaled $1,355,000 at September 30, 2004 and December 31, 2003. The balance of intangible assets, net of accumulated amortization, totaled $1,369,000 and $1,525,000 at September 30, 2004 and December 31, 2003, respectively.

        The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of September 30, 2004 and December 31, 2003.

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$2,968	$(1,650)	$2,968	$(1,501)
Other intangible assets	160	(109)	160	(102)

Total	$3,128	$(1,759)	$3,128	$(1,603)

        Amortization expense totaled $156,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively. The amortization expense will be approximately $52,000 for the remainder of 2004 and will be approximately $205,000 for each of the next five years.

        The Corporation’s other intangible assets consist of originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. As of September 30, 2004 no impairment had been recorded. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)

Balance, January 1, 2004	$1,333
Servicing rights capitalized	294
Amortization of servicing rights	(242)
Impairment of servicing rights	0

Balance, September 30, 2004	$1,385

        The Corporation services loans for others with unpaid principal balances at September 30, 2004 and December 31, 2003 of approximately $145,963,000, and $138,775,000, respectively.

        The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of September 30, 2004. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional servicing rights, changes in mortgage interest rates, actual prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)

For the three months ended December 31, 2004	$44
For the year ended December 31, 2005	173
For the year ended December 31, 2006	163
For the year ended December 31, 2007	153
For the year ended December 31, 2008	143
For the year ended December 31, 2009	134
Thereafter	575

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

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,

(in thousands, except per share data)	2004	2003	2004	2003

Net Income as reported	$1,633	$1,709	$5,183	$4,966
Deduct: Stock-based compensation, net of
tax, that would have been reported
if the fair value based method had
been applied to all awards	(100)	(59)	(299)	(179)

Pro forma net income	$1,533	$1,650	$4,884	$4,787

Basic Earnings Per Share
As Reported	$0.53	$0.54	$1.67	$1.55
Pro Forma	0.50	0.52	1.58	1.50

Diluted Earnings Per Share
As Reported	$0.52	$0.53	$1.64	$1.54
Pro Forma	0.49	0.51	1.54	1.48

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three and nine month periods ended September 30, 2004 and 2003

        The following discussion provides information about Princeton National Bancorp, Inc.‘s (“PNBC” or the “Corporation”) financial condition and results of operations for the three and nine month periods ended September 30, 2004 and 2003. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS

        Net income for the third quarter of 2004 was $1,633,000, or basic earnings per share of $0.53 (diluted earnings per share of $0.52), as compared to net income of $1,709,000 in the third quarter of 2003, or basic earnings per share of $0.54 (diluted earnings per share of $0.53). This represents a decrease of $76,000 (4.5%) or $0.01 per basic and diluted share. The lower net income level is primarily a result of a decrease in mortgage banking income as origination and refinancing has dropped dramatically in the third quarter of this year compared to last year. Also contributing to the lower net income is a 7.6% increase in non-interest expense which more than offsets an improving net interest margin. Net income for the first nine months of 2004 was $5,183,000, or basic earnings per share of $1.67 (diluted earnings per share of $1.64), as compared to net income of $4,966,000, or basic earnings per share of $1.55 (diluted earnings per share of $1.54) for the first nine months of 2003. This represents an increase of $217,000 (4.4%) or $0.12 per basic share and $0.10 per diluted share. This increase is due to an improving net interest margin and the sale of the subsidiary bank’s credit card portfolio, which offsets the decrease in gains on the sale of securities and an increase in non-interest expenses. The annualized return on average assets and return on average equity were 1.05% and 12.76%, respectively, for the third quarter of 2004, compared with 1.13% and 13.50% for the third quarter of 2003. For the nine-month periods, the annualized return on average assets and average equity were 1.13% and 13.63%, respectively for 2004, compared to 1.12% and 13.06%, respectively for 2003.

        Net interest income before provision for loan losses was $5,204,000 for the third quarter of 2004, compared to $4,959,000 for the third quarter of 2003 (an increase of $245,000 or 4.9%). This difference is due primarily to an increase in the amount of interest-earning assets. The resulting net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 3.84% in the third quarter of 2003 to 3.94% in the third quarter of 2004. Net interest income before provision for loan losses increased to

$15,378,000 for the first nine months of 2004 from $13,768,000 for the first nine months of 2003 (an increase of $1,610,000 or 11.7%). This increase is due, in part, to the additional premium amortization of $1,184,000 recorded in the second quarter of 2003 due to accelerated prepayments in the collateralized mortgage obligation (“CMO”) portfolio. The resulting net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 3.62% in the first nine months of 2003 to 3.95% in the first nine months of 2004. In addition to the accelerated amortization recorded in 2003, the average cost of interest-bearing liabilities has decreased from 2.26% for the first nine months of 2003 to 1.79% for the first nine months of 2004 contributing to a decrease in interest expense of $1.5 million.

        PNBC recorded a loan loss provision of $75,000 in the third quarter of 2004 compared to $100,000 in the third quarter of 2003. For the nine-month comparable periods, PNBC recorded a loan loss provision of $375,000 in 2004 and $365,000 in 2003. The provision expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. For the third quarter of 2004, PNBC had net recoveries of $22,000, compared to net charge-offs of $152,000 in the third quarter of 2003. For the nine-month comparable periods, PNBC had net charge-offs of $82,000 in 2004 and net charge-offs of $647,000 in 2003, a decrease of 87.3%.

        Non-interest income totaled $1,900,000 for the third quarter of 2004, as compared to $2,072,000 in the third quarter of 2003, a decrease of $172,000 (or 8.3%). This is a result of a decrease in mortgage banking income of $302,000 (or 71.1%), partially offset by an increase in trust and farm management fees of $28,000 (or 8.9%), and an increase in service charges on deposit accounts of $71,000 (or 9.2%). Year-to-date in 2004, non-interest income totaled $6,409,000 compared to $6,998,000 for the first nine months of 2003 (a decrease of $589,000 or 8.4%). Gains on sales of securities have decreased from $935,000 to $182,000 over the comparable time frames and there has also been a decrease of $712,000 in mortgage banking income resulting from a significant decrease in the level of loan sales. Offsetting these decreases is the gain from the sale of the credit card portfolio during the second quarter of 2004 of $465,000, an increase in brokerage fee income of $103,000 (or 25.1%), an increase in trust and farm management fees of $90,000 (or 9.4%), and an increase in service charges on deposit accounts of $135,000 (or 6.0%). The latter three increases mentioned are a result of an increase in the number of customer accounts in each area. Annualized non-interest income as a percentage of total average assets was 1.23% for the third quarter of 2004, compared to 1.39% for the third quarter of 2003. Annualized non-interest income as a percentage of total average assets was 1.40% for the first nine months of 2004, compared to 1.57% for the same period in 2003.

        Total non-interest expense for the third quarter of 2004 was $4,887,000, an increase of $345,000 (or 7.6%) from $4,542,000 in the third quarter of 2003. The majority of the increase was in salaries/employee benefits, which increased $209,000 (or 8.2%) due to increases in number of employees and the cost of benefits, and in advertising, which increased $104,000 (or 119.5%) due to expenses relating to the introduction of a new checking account as part of the deposit gathering strategy. Collectively, all other categories of non-interest expense increased $32,000 (or 1.7%). Annualized non-interest expense as a percentage of total average assets was 3.19% for the third quarter of 2004, compared to 3.05% for the third quarter of 2003. Year-to-date non-interest expenses for 2004 were $14,510,000, an increase of $1,018,000 (or 7.6%) from the $13,492,000 from the first nine months of 2003. This change is also due to increases in salaries/employee benefits ($663,000 or 8.8%) and increased advertising ($219,000 or 72.0%) from the introduction of the new checking account program mentioned above. Annualized non-interest expense as a percentage of total average assets was 3.16% for the first nine months of 2004, compared to 3.02% for the same period in 2003.

INCOME TAXES

        Income tax expense totaled $509,000 for the third quarter of 2004, as compared to $680,000 for the third quarter of 2003. The effective tax rate was 23.8% for the three months ended September 30, 2004 compared to 28.5% for the three months ended September 30, 2003. Income tax expense totaled $1,719,000 for the first nine months of 2004, as compared to $1,943,000 for the first nine months of 2003. The effective tax rate was 24.9% for the nine months ended September 30, 2004 compared to 28.1% for the nine months ended September 30, 2003. The lower effective tax rates in 2004 are primarily due to an increase in the amount of interest income earned from municipal (tax-exempt) securities.

ANALYSIS OF FINANCIAL CONDITION

        Total assets at September 30, 2004 increased to $626,191,000 from $609,737,000 at December 31, 2003 (an increase of $16.5 million or 2.7%). Total deposits at September 30, 2004 increased to $545,980,000 from $537,827,000 at December 31, 2003 (an increase of $8.2 million or 1.5%). Comparing categories of deposits at September 30, 2004 to the December 31, 2003 totals, interest-bearing demand deposits increased $5.9 million (or 3.2%), savings deposits increased $2.7 million (or 4.8%), and time deposits increased $2.2 million (or 0.9%). Demand deposits decreased over the same time period by $2.7 million (or 4.1%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan (“TT&L”) deposits, federal funds purchased, and Federal Home Loan Bank advances, increased from $16,161,000 at December 31, 2003 to $23,443,000 at September 30, 2004 (an increase of $7.3 million or 45.1%) due mostly to an increase of $4.0 million in federal funds purchased on September 30, 2004. Investment balances totaled $171,631,000 at September 30, 2004, compared to $169,892,000 at December 31, 2003 (an increase of $1.7 million or 1.0%).

        Loan balances, net of unearned interest, increased to $396,026,000 at September 30, 2004, compared to $383,053,000 at December 31, 2003 (an increase of $13.0 million or 3.4%). Non-performing loans decreased, totaling $494,000 or 0.12% of net loans at September 30, 2004, as compared to $969,000 or 0.25% of net loans at December 31, 2003.

ASSET QUALITY

        For the nine months ended September 30, 2004, the subsidiary bank charged off $315,000 of loans and had recoveries of $233,000, compared to charge-offs of $792,000 and recoveries of $145,000 during the nine months ended September 30, 2003. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At September 30, 2004, the allowance was $2,543,000 which is 514.8% of non-performing loans and 0.64% of total loans, compared with $2,250,000 which was 232.2% of non-performing loans and 0.59% of total loans at December 31, 2003.

        At September 30, 2004, impaired loans totaled $191,000 compared to $235,000 at December 31, 2003. Loans 90 days or more past due and still accruing interest at September 30, 2004 were $0 compared to $44,000 at December 31, 2003. The balances of non-performing and impaired loans continue to be below industry averages. There is a specific loan loss reserve of $3,000 established for impaired loans as of September 30, 2004 compared to a specific loan loss reserve of $15,000 at December 31, 2003. PNBC’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of September 30, 2004.

CAPITAL RESOURCES

        Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At September 30, 2004 total risk-based capital of PNBC was 11.53%, compared to 11.22% at December 31, 2003. The Tier 1 capital ratio increased from 7.70% at December 31, 2003, to 7.82% at September 30, 2004. Total stockholders’ equity to total assets at September 30, 2004 increased to 8.37% from 8.34% at December 31, 2003.

LIQUIDITY

        Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows used in investing activities, offset by those provided by operating and financing activities, resulted in a net decrease in cash and cash equivalents of $1,304,000 from December 31, 2003 to September 30, 2004. This decrease was primarily due to a net increase in loans. For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

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

        The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At September 30, 2004 commitments to extend credit and standby letters of credit were approximately $108,319,000 and $6,843,000, respectively.

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

        In March 2004, the FASB reached a consensus on EITF 0-31, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The new disclosure requirements are effective for annual reporting periods ending after June 15, 2004 and the new impairment accounting guidance was to become effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB delayed the effective date of EITF 03-1for measurement and recognition of impairment losses until implementation guidance is issued. The adoption of the statement is not expected to have a material effect on the Corporation’s consolidated financial statements.

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

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

        The following table sets forth (in thousands) details of average balances, interest income and expense, and resulting annualized yields/costs for the Corporation for the periods indicated, reported on a fully taxable equivalent basis, using a tax rate of 34%.

	Nine Months Ended, September 30, 2004			Nine Months Ended, September 30, 2003

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Average Interest-Earning Assets

Interest-bearing deposits	$944	$6	0.92%	$5,829	$46	1.05%
Taxable investment securities	104,358	2,408	3.08%	111,746	2,030	2.43%
Tax-exempt investment securities	63,927	3,244	6.78%	54,302	2,897	7.13%
Federal funds sold	1,020	8	1.04%	7,197	60	1.12%
Net loans	387,238	17,441	6.02%	365,824	17,868	6.53%

Total interest-earning assets	557,487	23,107	5.54%	544,898	22,902	5.62%

Average non-interest earning assets	55,056			50,056

Total average assets	$612,543			$594,954

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$182,239	1,451	1.06%	$163,848	1,553	1.27%
Savings deposits	59,672	159	0.36%	55,462	249	0.60%
Time deposits	233,292	4,668	2.67%	245,250	6,019	3.28%
Interest-bearing demand notes
issued to the U.S. Treasury	650	4	0.89%	827	6	0.96%
Federal funds purchased and
securities repurchase agreements	11,741	85	0.97%	9,129	48	0.70%
Advances from Federal Home Loan Bank	5,000	210	5.61%	5,599	232	5.54%
Borrowings	1,025	22	2.82%	1,241	31	3.36%

Total interest-bearing liabilities	493,619	6,599	1.79%	481,356	8,138	2.26%

Net yield on average interest-earning assets		$16,508	3.95%		$14,764	3.62%

Average non-interest-bearing liabilities	68,119			62,756

Average stockholders' equity	50,806			50,842

Total average liabilities and
stockholders' equity	$612,543			$594,954

        The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Nine Months Ended September 30,
	2004	2003

Net interest income as stated	$15,378	$13,768
Tax equivalent adjustment-investments	1,103	985
Tax equivalent adjustment-loans	27	11

Tax equivalent net interest income	$16,508	$14,764

Schedule 7.   Controls and Procedures

(a)	Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)	Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended September 30, 2004 that could significantly affect those controls.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).

32.1	Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.