Form 10-K
period 2004-12-31
PRINCETON NATIONAL BANCORP INC
filed 2005-03-15
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 0-20050

PRINCETON NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-32110283
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

606 South Main Street Princeton, Illinois (Address of principal executive offices)	61356-2080 (Zip Code)

Registrant’s telephone number, including area code: (815) 875-4444

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The Nasdaq Stock Market
Preferred Share
Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒    YES             ☐    NO

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.    ☒

        At March 1, 2005, 3,058,967 shares of Common Stock, $5.00 Par Value, were outstanding, and the aggregate market value of the common stock (based upon the closing representative bid price of the common stock on June 30, 2004, the last business day of the Registrant’s most recently completed second quarter, as reported by NASDAQ) held by nonaffiliates was approximately $89,379,914.

        Determination of stock ownership by nonaffiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

☒    YES             ☐    NO

        Portions of the following documents are incorporated by reference:

        2005 Notice and Proxy Statement for the Annual Meeting of Stockholders April 26, 2005 (the “Proxy Statement”) – Part III and portions of the Corporation’s 2004 Annual Report (the “Annual Report”) — Parts II and III

Page 1 of 57 pages

PART I

Item 1.   Business

        Princeton National Bancorp, Inc. (“PNBC”, the “Corporation”, or the “Company”) is a single-bank holding company which operates in one business segment and conducts a full-service commercial banking and trust business through its subsidiary bank, Citizens First National Bank (“Citizens Bank”, “the Bank”, or the “subsidiary bank”). PNBC was incorporated as a Delaware corporation in 1981 in contemplation of the acquisition of all of the outstanding common stock of Citizens Bank and other future acquisitions. At December 31, 2004, the Corporation had consolidated total assets of $655,738,000 and stockholders’ equity of $52,369,000.

        PNBC operates the Bank as a community bank with offices located for convenience and with professional, highly-motivated, progressive employees who know the Bank’s customers and provide individualized, quality service. As part of its community banking approach, officers of the Bank actively participate in community organizations. In addition, within certain credit and rate of return parameters, the subsidiary bank strives to meet the lending needs of the communities in which offices are located and invests in local municipal securities.

        Corporate policy, strategy and goals are established by the Board of Directors of PNBC. Pursuant to PNBC’s holding company philosophy, operational and administrative policies for the Bank are also established at the holding company level. Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which its offices are located. In 2004, the majority of the directors of PNBC also served as the directors of Citizens Bank, which further assists PNBC to directly implement its policies at Citizens Bank.

Acquisition and Expansion Strategy

        PNBC seeks to diversify both its market area and asset base and increase profitability through acquisitions and expansion. PNBC’s goal, as reflected by its acquisition policy, is to expand through the acquisition of established financial service organizations (primarily commercial banks to the extent suitable candidates may be identified) and by expanding into potential high-growth areas. In integrating acquisitions, PNBC focuses on, among other actions, implementing the policies established at Citizens Bank, improving asset quality, the net interest margin, and encouraging community involvement.

        PNBC will also consider establishing branch facilities as a means of expanding its presence into new market areas. PNBC opened new branch facilities in the Peru/LaSalle/Oglesby area in 1994, in Minooka in 1994, in Hampshire in 1995, in Henry in 1999, and in Huntley in 2001. In 2005, the construction of a new facility in Aurora, Illinois will begin. Once this facility has been completed, construction of another new facility will begin in Elburn, Illinois. Both of these suburban locations are located in rapidly growing communities that will provide significant loan and deposit growth opportunities, as well as increased revenue potential.

Citizens First National Bank

        Citizens Bank was organized in 1865 as a national banking association under the National Bank Act. Currently in its one hundred and fortieth year, Citizens Bank has fourteen offices in eleven different communities in north central Illinois: Princeton, DePue, Genoa, Hampshire, Henry, Huntley, Minooka, Oglesby, Peru, Sandwich and Spring Valley.

        Citizens Bank serves individuals, businesses and governmental bodies in Bureau, DeKalb, Grundy, Kane, Kendall, LaSalle, Marshall, McHenry and contiguous counties. Citizens Bank operates a full-service community commercial bank and trust business that offers a broad range of financial services to customers. Citizens Bank’s services consist primarily of commercial, real estate and agricultural lending, consumer deposit and financial services, and trust and farm management services.

Commercial, Real Estate, and Agricultural Lending

        Citizens Bank’s commercial loan department provides secured, including real estate loans, and, to a much lesser extent, unsecured loans to companies and individuals for business purposes and to governmental units within the Bank’s market area. As of December 31, 2004, Citizens Bank had commercial loans of $96.4 million (23.5% of the Bank’s total loan portfolio) and commercial real estate loans of $105.1 million (25.6% of the Bank’s total loan portfolio). Citizens Bank does not have a concentration of commercial loans in any single industry or business, except for loans to the agricultural industry as more fully disclosed below.

        Agricultural and agricultural real estate loans are primarily related to ventures within 30 miles of branch locations. As of December 31, 2004, Citizens Bank had agricultural loans of $42.0 million and agricultural real estate loans of $39.7 million, which represent approximately 10.3% and 9.7%, respectively, of the Bank’s total loan portfolio.

        Agricultural loans, many of which are secured by crops, machinery, and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The agricultural loan department, which has the equivalent of four lending officers, works closely with all agricultural customers including companies and individual farmers assisting in the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely by the Bank during the year. In addition, Citizens Bank works closely with governmental agencies, including the Farm Service Agency, to assist agricultural customers in obtaining credit enhancement products, such as loan guaranties.

        In accordance with its loan policy, Citizens Bank maintains a diversified loan portfolio. As part of its loan policy and community banking approach, Citizens Bank does not buy loan syndications with other lending institutions. In connection with its credit relationships, Citizens Bank encourages commercial and agricultural borrowers to maintain deposit accounts at the Bank.

Personal Financial Services

        The principal consumer services offered by Citizens Bank are demand, savings and time deposit accounts, home mortgage loans, installment loans and brokerage services.

        One of the strengths of Citizens Bank is the stability of its retail deposit base. This stability is due primarily to the Bank’s service oriented competitive strategy and the economically diverse populations of the counties encompassing the fourteen banking offices. These locations provide convenience for customers and visibility for Citizens Bank. A variety of marketing strategies are used to attract and retain stable depositors, the most important of which is the officer call program. Nearly all officers of the Bank call on customers and potential customers of the Bank to maintain and develop relationships.

        Citizens Bank is active in consumer and mortgage lending with approximately $77.9 million in home mortgage loans, including loans available for sale (19.0% of the Bank’s total loan portfolio) and $32.9 million in consumer installment loans (8.0% of the Bank’s total loan portfolio) as of December 31, 2004. To better serve its retail customers, Citizens Bank is active in the secondary residential mortgage market. As a matter of policy, Citizens Bank does not hold, in portfolio, long term, fixed rate, single-family home mortgage loans, however, the servicing of such loans is retained. As of December 31, 2004, Citizens Bank had $148.0 million of loans that have been sold, but servicing has been retained. Management believes customers receive a higher level of quality service with this arrangement.

        Citizens Bank maintains sixteen automated teller machines. The Bank is a member of NYCE as well as other major nationwide networks such as CIRRUS, and STAR. To enhance customer service and convenience, Citizens Bank offers ATM & Debit Cards, which can be used anywhere VISA is accepted, and is viewed as a tremendous benefit to our customers. Citizens Bank also offers an entire host of Internet Banking services including Bill Pay as an additional and convenient alternative delivery mechanism for its product and service line.

        Citizens Bank continues to maintain an intensive sales training program, which includes team coaching, setting goals, measuring results, and reward recognition. In 2004, Citizens Bank continued to achieve record levels of product referrals and product sales.

Citizens Financial Advisors

        In 2004, the consolidation of the Trust and Farm Management Services with Investment Services took place to create Citizens Financial Advisors. This integration will bring about improved customer service through the convenience of a comprehensive financial services delivery system.

        Trust and Farm Management: During 2004, trust and farm management services generated approximately $1,451,000 in gross revenue, representing a 13.3% increase above the $1,280,200 achieved in 2003. Individually, income from trust services increased to $1,247,000 in 2004 from $1,058,000 in 2003, an increase of 17.9%. Additional, new, and profitable business along with increased fee collections contributed most to this increase. Fees from farm management services decreased to $204,000 in 2004 from $222,000 in 2003, a decrease of 8.1%, due to an exceptional farm real estate sale that added $41,000 in fees to the 2003 total. The remaining increase in farm management fees was due to the successful negotiation of improved farm lease arrangements.

        As of December 31, 2004, total trust assets were approximately $241,000,000 which represents and increase of $13,000,000 above the December 31, 2003 total of $228,000,000. New business relationships and an increase in real estate valuations were identified as the two most important contributing factors to these increases.

        Investment Services: Total income from brokerage services increased to $607,000 in 2004 from $550,000 in 2003, an increase of $57,000 (or 10.4%). The increase was brought about by an expanded product mix offered through a more highly-trained staff.

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

        PNBC is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the “FRB”), and is subject to supervision by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). PNBC is required to file with the FRB periodic reports and such additional information as the FRB may require pursuant to the BHC Act. The FRB examines PNBC.

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

        In November, 1999, the Gramm-Leach-Bliley Act (“GLB Act”) was signed into law. Under the GLB Act, bank holding companies that meet certain standards and elect to become “financial holding companies” are permitted to engage in a wider range of activities than those permitted for bank holding companies, including securities and insurance activities. Specifically, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is (i) financial in nature or incidental thereto, or (ii) complementary to any such financial-in-nature activity, provided that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of “satisfactory” or better at their most recent examination.

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

        PNBC is a legal entity separate and distinct from the Bank. The major source of PNBC’s revenue is dividends received from the Bank. The right of PNBC to participate as a stockholder in any distribution of assets of the Bank upon its liquidation or reorganization or otherwise is subject to the prior claims of creditors of the Bank. The Bank is subject to claims by creditors for long-term and short-term debt obligations, including obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. The Bank is subject to regulation and examinations by the Office of Comptroller of the Currency (the “OCC”).

        The Bank may declare dividends out of undivided profits, except that until the surplus fund of the Bank is equal to its common capital, no dividend can be declared until one-tenth of the Bank’s net income for the applicable period has been carried to the surplus fund. The Bank, however, cannot declare or pay a dividend, if after making the dividend, the Bank would be undercapitalized. In addition, prior approval of the OCC is required if dividends declared by the Bank in any calendar year will exceed its net income for that year combined with its retained net income for the preceding two years. Under national banking regulations and capital guidelines, as of December 31, 2004, the Bank was authorized to distribute approximately $4,035,000 as dividends without prior approval from the OCC, based on net income for 2004 and retained net income for 2002 and 2003. As of January 1, 2005, retained net income for the prior two years was approximately $2,038,000 and during 2005 the Bank may pay dividends without prior approval from the OCC equal to that amount plus any 2005 net income. Future payments of dividends by the Bank will be dependent on individual regulatory capital requirements and levels of profitability. The ability of the Bank to pay dividends may be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy.

        Federal laws limit certain transactions between the Bank and its affiliates, including PNBC. Such transactions include loans or extensions of credit by the Bank to PNBC, the purchase of assets or securities of PNBC, the acceptance of PNBC’s securities as collateral for loans, and the issuance of a guaranty, acceptance or letter of credit on behalf of PNBC. Transactions of this kind are limited to 10% of the Bank’s capital and surplus for transactions with one affiliate, and 20% of the Bank’s capital and surplus for transactions with all affiliates. Such transactions are also subject to certain collateral requirements. These transactions, as well as other transactions between the Bank and PNBC, must also be on terms substantially the same as, or at least as favorable as, those prevailing at the time for comparable transactions with nonaffiliated companies or, in the absence of comparable transactions, on terms, or under circumstances, including credit standards, that would be offered to, or would apply to, nonaffiliated companies.

        FRB policy requires PNBC to act as a source of financial strength to the Bank and commit resources to support the Bank. The FRB takes the position that in implementing this policy, it may require PNBC to provide such support when PNBC otherwise would not consider itself able to do so.

        The various federal bank regulators, including the FRB and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. For bank holding companies, Tier 1 or “core” capital consists of common shareholders’ equity, perpetual preferred stock (subject to certain limitations) and minority interests in the equity accounts of consolidated subsidiaries, and is reduced by goodwill and certain other intangible assets (“Tier 1 Capital”). Tier 2 capital consists of (subject to certain conditions and limitations) the allowance for possible credit losses, perpetual preferred stock, “hybrid capital instruments,” perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock (“Tier 2 Capital”). Total capital is the sum of Tier 1 Capital and Tier 2 Capital (the latter being limited to 100% of Tier 1 Capital). Components of Tier 1 and Tier 2 Capital for national banks are similar, but not identical, to those for holding companies.

        Under the risk-adjusted capital standards, a minimum ratio of qualifying total capital to risk-weighted assets of 8% and of Tier l Capital to risk-weighted assets of 4% is required. The FRB and OCC also have adopted a minimum leverage ratio of Tier 1 Capital to total assets of 3% for banks rated “1” under the Uniform Financial Institutions Rating System or bank holding companies rated “1” under the rating system of bank holding companies. All other banks and bank holding companies must maintain a leverage ratio of 4%. In addition, all banks and bank holding companies are expected to have capital commensurate with the level and nature of all risks to which they are exposed.

        At December 31, 2004, PNBC had a total capital to risk-weighted assets ratio of 11.49%, a Tier 1 capital to risk-based assets ratio of 10.94%, and a leverage ratio of 7.88%. At December 31, 2004, the Bank had a total capital to risk-weighted assets ratio of 11.43%, a Tier 1 capital to risk-weighted assets ratio of 10.87%, and a leverage ratio of 7.83%.

        The FDIC has a risk-based assessment system for the deposit insurance provided to depositors at depository institutions whereby assessments to each institution are calculated upon the probability that the insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the insurance fund. The system utilizes nine separate assessment classifications based on an entity’s capital level and supervisory evaluation. The Bank’s deposits are predominantly insured through the Bank Insurance Fund (the “BIF”) and certain deposits held by the Bank are insured through the Savings Association Insurance Fund (the “SAIF”). The BIF and SAIF are both administered by the FDIC.

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

        National banks are also authorized by the GLB Act to engage, through “financial subsidiaries,” in activities that are permissible for financial holding companies and activities that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments, and (iv) merchant banking. A national bank’s authority to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investment in financial subsidiaries).

        The GLB Act affected many other changes to federal law applicable to PNBC and the Bank. One of these changes was a requirement that financial institutions take steps to protect customers’ “nonpublic personal information.”

Employees

        PNBC presently has no employees. However, certain of the employees and executive officers of Citizens Bank provide their services to PNBC. A monthly fee for these services is paid by PNBC to Citizens Bank. This fee is computed annually and is based upon an average of the number of hours worked during the year.

        As of December 31, 2004, Citizens Bank employed 197 full-time and 56 part-time employees. The Bank offers a variety of employee benefits. Citizens Bank employees are not represented by a union or a collective bargaining agreement, and employee relations are considered to be excellent.

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

        In order to implement PNBC’s community banking philosophy and to promote itself as a community oriented organization, the Bank has a formal officer call program. Nearly every officer of the Bank calls on existing or potential customers and is expected to become actively involved in leadership positions in community organizations. As of December 31, 2004, employees of the Bank participated in approximately 169 community organizations, providing nearly 10,000 hours of community service.

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

        You may also read and copy materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy statements and other information that we electronically file with the SEC.

Item 2.   Properties

        PNBC’s headquarters and Citizens Bank’s principal offices are located at 606 South Main Street, Princeton, Illinois. Also located at this address is an annex completed in 1990 that contains, among others, the trust and farm management departments. The two buildings at this location are owned by Citizens Bank and contain approximately 36,000 square feet of space, all of which is occupied by PNBC and Citizens Bank. Citizens Bank also has two drive-up facilities in Princeton and branch offices in DePue, Genoa, Hampshire, Henry, Huntley, Minooka, Oglesby, Peru, Sandwich and Spring Valley. Citizens Bank is the owner of each of these facilities. None of the facilities owned by the Bank are subject to a mortgage. For additional information regarding these properties, see Footnote 6 of Item 8 of this report.

Item 3.   Legal Proceedings

        The Bank is subject to legal proceedings and claims that arise in the ordinary course of business. Although management of the Corporation cannot predict the ultimate outcome of such matters, it believes that the ultimate resolution of these matters will not have a material adverse effect on the Corporation, the Bank, or the Corporation’s financial position, liquidity, and results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the security holders during the fourth quarter of 2004.

Supplemental Item – Executive Officers

        The following table sets forth information regarding the executive officers:

Name	Age	Position
Tony J. Sorcic	51	President & Chief Executive Officer
James B. Miller	49	Executive Vice President
Robert B. Schneider	64	Senior Vice President & Trust Officer
Todd D. Fanning	42	Vice President & Chief Financial Officer
Jacqualyn L. Funderberg	44	Senior Vice President – Consumer Banking

        Tony J. Sorcic has been President and Chief Executive Officer of PNBC since January, 1997, and first became a director of PNBC in 1986. He joined Citizens Bank in 1981 as Assistant Vice President of Operations and became Executive Vice President in 1986. Mr. Sorcic was named President and Chief Executive Officer of Citizens Bank in 1995.

        James B. Miller joined Citizens Bank in 1979 as an agricultural loan officer and has been the Executive Vice President of PNBC since 1996. Mr. Miller currently is the Executive Vice President and Commercial Banking Manager of Citizens Bank, and became a director of PNBC in 2000.

        Robert B. Schneider joined Citizens Bank in 1995 as Senior Vice President and Trust Officer, and remains in that capacity.

        Todd D. Fanning joined Citizens Bank in 1990 as Assistant Vice President and Controller. He became Vice President & Chief Financial Officer in 1997 and remains in that capacity.

        Jacqualyn L. Funderberg joined Citizens Bank in 1994 as Assistant Vice President & Branch Manager. She became Senior Vice President – Consumer Banking in 2002 and remains in that capacity.

PART II

Item 5.   Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securties

        (a)    Since May 15, 1992, PNBC’s Common Stock has been listed on the NASDAQ National Market, under the symbol PNBC.

        The table below indicates the high and low bid prices, and the dividends declared per share for the Common Stock during the periods indicated. The prices shown reflect interdealer prices and do not include retail markups, markdowns, or commissions which may not necessarily represent actual transactions.

	Prices		Cash Dividends Declared
	High	Low
2004
Fourth Quarter	$29.10	$26.92	$.40
Third Quarter	29.75	28.18	.19
Second Quarter	29.45	28.75	.19
First Quarter	29.50	28.30	.18

2003
Fourth Quarter	$29.12	$24.58	$.42
Third Quarter	26.23	23.72	.16
Second Quarter	25.45	21.35	.16
First Quarter	22.35	21.40	.15

        On December 31, 2004, PNBC had 550 registered holders of record of its Common Stock.

        The holders of the Common Stock are entitled to receive such dividends as are declared by the Board of Directors of PNBC, which considers payment of dividends quarterly. The ability of PNBC to pay dividends is dependent upon its receipt of dividends from the Bank. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt servicing requirements, financial ratio guidelines established by the Board, the financial condition of PNBC and other relevant factors. The Bank’s ability to pay dividends to PNBC is subject to regulatory restrictions. See “Supervision and Regulation.”

        PNBC has paid regular cash dividends on the Common Stock since it commenced operations in 1982. PNBC currently anticipates that cash dividends comparable to those that have been paid in the past will continue to be paid in the future. There can be no assurance, however, that any such dividends will be paid by PNBC or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements, and financial condition of PNBC and the Bank as well as the general economic conditions and other relevant factors affecting PNBC and the Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(c)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended December 31, 2004:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of a publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
10/1/04 – 10/31-04	0	$ 0.00	0	8,000
11/1-04 – 11/30-04	8,000	$29.15	8,000	0
12/1-04 – 12/31/04	0	$ 0.00	0	0

Total	8,000	$29.15	8,000	0

Item 6.   Selected Financial Data

        Information regarding the Corporation’s selected financial data is included on page 37 of the Corporation’s Annual Report, which information is incorporated by reference herein.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Information regarding the Corporation’s management’s discussion and analysis of financial condition and results of operations is included on pages 26-35 in the Corporation’s Annual Report, which information is incorporated by reference herein.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

        The information required by Item 305 of Regulation S-K is contained in the Corporation’s Annual Report on pages 33 and 34, under the headings “Asset Liability Management” and “Contractual Obligations and Off-Balance Sheet Arrangements”, which information is incorporated herein by reference.

Item 8.   Consolidated Financial Statements and Supplementary Data

        Information regarding the Corporation’s consolidated financial statements and supplementary data is included on pages 9-25 and page 36 in the Corporation’s Annual Report, which information is incorporated by reference herein.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.   Controls and Procedures

(a)	Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J.

Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)	Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended December 31, 2004 that could significantly affect those controls.

The reports required by Item 308 of Regulation S-K are attached hereto as Exhibits 99.1 and 99.2 respectively, and are incorporated herein by reference.

Item 9B.   Other Information

        None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

        Certain information regarding executive officers of the Corporation is included as a Supplementary Item at the end of Part I of this Form 10-K.

        Information regarding executive officers and directors of the Corporation and the Corporation’s Audit Committee is included in the Corporation’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2005 (the “Proxy Statement”) under the caption “Proposal 1-Election of Directors”, which information is incorporated by reference herein.

        Information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Compliance Reporting”, which information is incorporated by reference herein.

        Information regarding the Corporation’s Code of Ethics is included in the Proxy Statement under the caption “Code of Ethics”, which information is incorporated by reference herein.

        Information regarding an Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Financial Expert”, which information is incorporated by reference herein.

Item 11.   Executive Compensation

        Information regarding executive compensation is included in the Proxy Statement under the captions “Board of Directors’ Meetings and Committees”, “Compensation of Directors”, and “Executive Compensation — Summary; — Summary Compensation Table; and Employment Agreements,” which information is incorporated by reference herein.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

        Information regarding security ownership is included in the Proxy Statement under the captions “Security Ownership of Directors, Nominees for Director, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group” and “Security Ownership of Certain Beneficial Owners,” which information is incorporated by reference herein.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans
approved by security holders	195,817	$28.46	241,931

Equity compensation plans not approved by security holders	N/A	N/A	6,301(1)

Total	195,817	$28.46	248,232

(1)   Represents shares issuable under the Company’s Amended and Restated Employee Stock Purchase Plan (the “ESPP”). The ESPP is a broad-based plan which was originally adopted by the Company in October, 1994 and has twice been amended and restated to increase the number of shares issuable under the ESPP to the current maximum of 60,000 shares. Under the ESPP, eligible employees and directors may purchase PNBC common stock without incurring any brokerage commissions or service charges using lump sum contributions and/or payroll deductions, in the case of employees.

Item 13.   Certain Relationships and Related Transactions

        Information regarding relationships and transactions is included in the Proxy Statement under the caption “Certain Transactions,” which information is incorporated by reference herein.

Item 14.   Principal Accountant Fees and Services

        Information regarding principal accountant fees and services is included in the Proxy Statement under the caption “Audit Committee Report”, which information is incorporated by reference herein.

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)	The following is a list of the Financial Statements included in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

Notes to Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PRINCETON NATIONAL BANCORP, INC.

By:	/s/ Tony J. Sorcic

Tony J. Sorcic, President and Chief Executive Officer
Date:	March 14, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tony J. Sorcic	President and Chief Executive Officer and Director
(Principal Executive Officer)
Tony J. Sorcic

/s/ Todd D. Fanning	Vice President & Chief Financial Officer
(Principal Accounting and Financial Officer)
Todd D. Fanning

/s/ Craig O. Wesner	Chairman of the Board

Craig O. Wesner

/s/ Daryl Becker	Director

Daryl Becker

/s/ Gary C. Bruce	Director

Gary C. Bruce

/s/	Director

Sharon L. Covert

/s/	Director

John R. Ernat

/s/ Donald E. Grubb	Director

Donald E. Grubb

/s/	Director

Mark Janko

/s/	Director

Thomas M. Longman

/s/ James B. Miller	Director

James B. Miller

/s/ Stephen W. Samet	Director

Stephen W. Samet

/s/	Director

Ervin I. Pietsch

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger among Princeton National Bancorp, Inc., Somonauk Acquisition, Inc. and Somonauk FSB Bancorp, Inc. (incorporated by reference from the current Report on Form 8-K filed by PNBC on February 23, 2005).

3.1	Amended and Restated Certificate of Incorporation of Princeton National Bancorp, Inc. (“PNBC”) (incorporated by reference to Exhibit 3.1 to the PNBC Registration Statement on Form S-1 (Registration No. 33-46362) (the “S-1 Registration Statement”)).

3.2	By-Laws of PNBC (as amended January 27, 2003) (incorporated by reference to Exhibit 3.2 of the 2002 PNBC Annual Report on Form 10-K).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from Registration Statement on Form 8-A filed by PNBC on August 1, 2003 (File No. 000-20050)).

10.1*	Employment Agreement, dated as of January 8, 2003 between PNBC and James B. Miller. (incorporated by reference to Exhibit 10.2 of the 2002 PNBC Annual Report on Form 10-K).

10.2*	Employment Agreement, dated as of October 23, 2000, between PNBC and Tony J. Sorcic (incorporated by reference to Exhibit 10.2 of the 2000 PNBC Annual Report on Form 10-K).

10.3*	Citizens First National Bank Profit Sharing Plan, as amended and restated January 1, 1989 (incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement).

10.4*	Citizens First National Bank Defined Contribution Plan and Trust, as amended and restated January 1, 1989 (incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement).

10.5	Princeton National Bancorp, Inc. Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 6, 1998).

10.6*	Princeton National Bancorp, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the 2001 PNBC Annual Report on Form 10-K).

10.7*	Princeton National Bancorp, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 of the 2001 PNBC Annual Report on Form 10-K).

10.8	Princeton National Bancorp, Inc. 2003 Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 19, 2003).

10.9	Form of Stock Option Agreement.

13	Portions of 2004 Annual Report to Shareholders.

14	Code of Ethics (incorporated by reference to Exhibit 14 of the 2003 PNBC Annual Report on Form 10-K).

21	Subsidiaries of PNBC.

23	Consent of KPMG LLP.

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).

32.1	Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1	Report of Management on Internal Control Over Financial Reporting

99.2	Report of Independent Registered Public Accounting Firm

*	Management contract or compensatory plan.