Form 10-Q
period 2005-03-31
PRINCETON NATIONAL BANCORP INC
filed 2005-05-10
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

Commission File Number 0-20050

PRINCETON NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3210283 (I.R.S. Employer Identification No.)

606 S. Main Street, Princeton, IL 61356
(Address of principal executive offices and Zip Code)

(815) 875-4444
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No

As of April 18, 2005, the registrant had outstanding 3,041,613 shares of its $5 par value common stock.

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

Part II: OTHER INFORMATION

Item 2. (c)	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of the Corporation's common stock by the Corporation during the quarter ended March 31, 2005:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of a publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

1/1/05 -1/31/05	0	$ 0.00	0	100,000
2/1/05 -2/28/05	0	$ 0.00	0	100,000
3/1/05 - 3/31/05	35,100	$30.62	35,100	64,900

Total	35,100	$30.62	35,100	64,900

(1)	We purchased an aggregate of 35,100 shares of our common stock pursuant to the repurchase program that we announced on January 24, 2005 (the “Program”).
(2)	Our Board of Directors approved the repurchase by us of up to an aggregate of 100,000 shares of our common stock pursuant to the Program. The expiration date of this Program is January 24, 2006. Unless terminated earlier by resolution of our Board of Directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

Item 6.  Exhibits

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).
31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).
32.1	Certificaton of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certificaton of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCETON NATIONAL BANCORP, INC.

Date: May 10, 2005	By	/s/ Tony J. Sorcic
Tony J. Sorcic President & Chief Executive Officer

Date: May 10, 2005	By	/s/ Todd D. Fanning
Todd D. Fanning Vice-President & Chief Financial Officer

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY		Schedule 1
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)	March 31,
	2005(unaudited)	December 31, 2004

ASSETS
Cash and due from banks	$11,023	$14,025
Interest-bearing deposits with financial institutions	57	65

Total cash and cash equivalents	11,080	14,090

Loans held for sale, at lower of cost or market	2,176	1,301

Investment securities:
Available-for-sale, at fair value	169,248	175,129
Held-to-maturity, at amortized cost (fair value of $14,537 and $14,111)	14,342	13,680

Total investment securities	183,590	188,809

Loans:
Loans, net of unearned interest	423,189	410,044
Allowance for loan losses	(2,513)	(2,524)

Net loans	420,676	407,520

Premises and equipment, net of accumulated depreciation	18,037	17,924
Bank-owned life insurance	16,148	15,870
Accrued interest receivable	4,244	5,000
Goodwill	1,355	1,355
Intangible assets, net of accumulated amortization	1,421	1,317
Other real estate owned	0	0
Other assets	2,600	2,552

TOTAL ASSETS	$661,327	$655,738

LIABILITIES
Deposits:
Demand	$72,744	$75,015
Interest-bearing demand	187,934	191,271
Savings	61,615	58,675
Time	256,864	248,600

Total deposits	579,157	573,561

Borrowings:
Customer repurchase agreements	13,328	16,870
Advances from the Federal Home Loan Bank	5,000	5,000
Interest-bearing demand notes issued to the U.S. Treasury	1,446	1,765
Federal funds purchased	6,100	1,000
Note payable	841	900

Total borrowings	26,715	25,535

Other liabilities	3,816	4,273

TOTAL LIABILITIES	609,688	603,369

STOCKHOLDERS’ EQUITY
Common stock: $5 par value, 7,000,000 shares
authorized; 4,139,841 issued	20,699	20,699
Surplus	8,138	7,810
Retained earnings	43,009	42,156
Accumulated other comprehensive (loss) income, net of tax	(161)	951
Less: Cost of 1,098,228 and 1,081,841 treasury shares at
March 31, 2005 and December 31, 2004, respectively	(20,046)	(19,247)

TOTAL STOCKHOLDERS’ EQUITY	51,639	52,369

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$661,327	$655,738

See accompanying notes to consolidated financial statements

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY		Schedule 2
CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in thousands, except share data)
	For the Three Months Ended March 31
	2005	2004

Interest income:
Interest and fees on loans	$6,291	$5,711
Interest and dividends on investment securities	1,705	1,529
Interest on federal funds sold	1	2
Interest on interest-bearing time deposits in other banks	1	2

Total interest income	7,998	7,244

Interest expense:
Interest on deposits	2,441	2,139
Interest on borrowings	182	96

Total interest expense	2,623	2,235

Net interest income	5,375	5,009
Provision for loan losses	0	100

Net interest income after provision
for loan losses	5,375	4,909

Non-interest income:
Trust & farm management fees	397	346
Service charges on deposit accounts	708	743
Other service charges	262	259
Gain on sales of securities available-for-sale	20	182
Brokerage fee income	160	178
Mortgage banking income	131	148
Bank-owned life insurance income	139	141
Other operating income	58	42

Total non-interest income	1,875	2,039

Non-interest expense:
Salaries and employee benefits	2,954	2,692
Occupancy	342	338
Equipment expense	465	410
Federal insurance assessments	58	63
Intangible assets amortization	52	52
Data processing	194	172
Advertising	156	147
Other operating expense	776	910

Total non-interest expense	4,997	4,784

Income before income taxes	2,253	2,164
Income tax expense	545	523

Net income	$1,708	$1,641

Earnings per share:
Basic	0.56	0.53
Diluted	0.55	0.52

Basic weighted average shares outstanding	3,055,021	3,119,404
Diluted weighted average shares outstanding	3,081,018	3,146,266

See accompanying notes to consolidated financial statements

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY		Schedule 2
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (dollars in thousands)

	For the Three Months Ended March 31
	2005	2004
Net income	$1,708	$1,641

Other comprehensive income (loss), net of tax

Unrealized holding gains (losses) arising during the period	(1,100)	531
Less: Reclassification adjustment for realized gains on
sales of securities included in net income	(12)	(111)

Other comprehensive income (loss)	(1,112)	420

Comprehensive income	$596	$2,061

See accompanying notes to consolidated financial statements

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands except per share data)

				Accumulated Other Comprehensive
For the Three Months Ended March 31, 2005	Common Stock	Surplus	Retained Earnings	Income (loss) net of tax effect	Treasury Stock	Total

Balance, January 1, 2005	$20,699	$7,810	$42,156	$951	($19,247)	$52,369

Net income			1,708			1,708
Sale of 2,348 shares
of treasury stock		30			39	69
Purchase of 35,100 shares
of treasury stock					(1,075)	(1,075)
Exercise of stock options and
re-issuance of treasury
stock (16,365 shares)		298	(213)		237	322
Cash dividends
($.21 per share)			(642)			(642)
Other comprehensive loss,
net of $703 tax effect				(1,112)		(1,112)

Balance, March 31, 2005	$20,699	$8,138	$43,009	($161)	($20,046)	$51,639

For the Three Months Ended
March 31, 2004

Balance, January 1, 2004	$20,699	$7,020	$38,726	$1,275	($16,845)	$50,875

Net income			1,641			1,641
Sale of 1,099 shares
of treasury stock		16			15	31
Purchase of 37,000 shares
of treasury stock					(1,055)	(1,055)
Exercise of stock options and
re-issuance of treasury
stock (28,568 shares)		384	(261)		383	506
Cash dividends
($.18 per share)			(562)			(562)
Other comprehensive income,
net of $266 tax effect				420		420

Balance, March 31, 2004	$20,699	$7,420	$39,544	$1,695	($17,502)	$51,856

See accompanying notes to consolidated financial statements

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY		Schedule 4
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in thousands)
	For the Three Months Ended March 31
	2005	2004
Operating activities:
Net income	$1,708	$1,641
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	336	372
Provision for loan losses	0	100
Amortization of other intangible assets	52	52
Amortization of premiums on investment
securities, net of accretion	387	419
Gain on securities transactions, net	(20)	(182)
FHLB stock dividends	(27)	(30)
Loans originated for sale	(7,903)	(9,273)
Proceeds from sales of loans originated for sale	7,028	9,470
Increase in accrued interest payable	151	90
Decrease in accrued interest receivable	756	729
Increase in other assets	(482)	(10)
Increase (decrease) in other liabilities	95	(517)

Net cash provided by operating activities	2,081	2,861

Investing activities:
Proceeds from sales of investment securities available-for-sale	1,106	8,462
Proceeds from maturities of investment securities available-for-sale	8,344	7,726
Purchase of investment securities available-for-sale	(5,726)	(13,948)
Proceeds from maturities of investment securities held-to-maturity	35	249
Purchase of investment securities held-to-maturity	(695)	(140)
Net increase in loans	(13,156)	(6,568)
Purchases of premises and equipment	(449)	(678)

Net cash used in investing activities	(10,541)	(4,897)

Financing activities:
Net increase in deposits	5,596	624
Net increase (decrease) in borrowings	1,180	282
Dividends paid	(642)	(562)
Purchases of treasury stock	(1,075)	(1,055)
Exercise of stock options and issuance of treasury stock	322	506
Sales of treasury stock	69	31

Net cash provided by (used in) financing activities	5,450	(174)

Decrease in cash and cash equivalents	(3,010)	(2,210)
Cash and cash equivalents at beginning of period	14,090	16,414

Cash and cash equivalents at March 31	$11,080	$14,204

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,472	$2,145
Income taxes	$125	$300

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$0	$0

See accompanying notes to consolidated financial statements

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the consolidated financial statements and notes included in the Registrant’s 2004 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

(1)  EARNINGS PER SHARE CALCULATION

        The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income	$1,708	$1,641

Denominator:
Basic earnings per share-
weighted average shares	3,055,021	3,119,404

Effect of dilutive securities-
stock options	25,997	26,862

Diluted earnings per share-
adjusted weighted average shares	3,081,018	3,146,266

Net income per share:

Basic	$0.56	$0.53
Diluted	$0.55	$0.52

(2)  GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill, net of accumulated amortization, totaled $1,355,000 at March 31, 2005 and December 31, 2004. The balance of intangible assets, net of accumulated amortization, totaled $1,421,000 and $1,317,000 at March 31, 2005 and December 31, 2004, respectively.

        The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of March 31, 2005 and December 31, 2004.

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$2,968	$(1,749)	$2,968	$(1,699)
Other intangible assets	316	(114)	160	(112)

Total	$3,284	$(1,863)	$3,128	$(1,811)

        Amortization expense totaled $52,000 for the three months ended March 31, 2005 and March 31, 2004, respectively. The amortization expense will be approximately $156,000 for the remainder of 2005 and will be approximately $205,000 for each of the next five years.

        The Corporation’s other intangible assets consist of originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. As of March 31, 2005 no impairment had been recorded. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)

Balance, January 1, 2005	$1,405
Servicing rights capitalized	132
Amortization of servicing rights	(73)
Impairment of servicing rights	0

Balance, March 31, 2005	$1,464

        The Corporation services loans for others with unpaid principal balances at March 31, 2005 and December 31, 2004 of approximately $145,685,000, and $147,958,000, respectively.

        The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of March 31, 2005. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional servicing rights, changes in mortgage interest rates, actual prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)

For the nine months ended December 31, 2005	$95
For the year ended December 31, 2006	120
For the year ended December 31, 2007	113
For the year ended December 31, 2008	106
For the year ended December 31, 2009	99
For the year ended December 31, 2010	93
Thereafter	838

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

	For the Three Months Ended March 31,

(in thousands, except per share data)	2005	2004

Net Income as reported	$1,708	$1,641
Deduct: Stock-based compensation, net of
tax, that would have been reported
if the fair value based method had
been applied to all awards	(131)	(100)

Pro forma net income	$1,577	$1,541

Basic Earnings Per Share As Reported	$0.56	$0.53
Pro Forma	0.52	0.49

Diluted Earnings Per Share As Reported	$0.55	$0.52
Pro Forma	0.51	0.49

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three months ended March 31, 2005 and 2004

        The following discussion provides information about Princeton National Bancorp, Inc.‘s (“PNBC” or the “Corporation”) financial condition and results of operations for the quarters ended March 31, 2005 and 2004. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS

        Net income for the first quarter of 2005 was $1,708,000, or basic earnings per share of $0.56 (diluted earnings per share of $0.55), as compared to net income of $1,641,000 in the first quarter of 2004, or basic earnings per share of $0.53 (diluted earnings per share of $0.52). This represents an increase of $67,000 (4.1%) or $.03 per basic and diluted share. The increase in net income is due to an improving net interest margin, coupled with an increase in average interest-earning assets. This increase more than offset a decrease in the amount of non-interest income and an increase in non-interest expenses. The annualized return on average assets and return on average equity were 1.06% and 13.24%, respectively, for the first quarter of 2005, compared with 1.09% and 12.95% for the first quarter of 2004.

        Net interest income before provision for loan losses was $5,375,000 for the first quarter of 2005, compared to $5,009,000 for the first quarter of 2004 (an increase of $366,000 or 7.3%). This increase is a result of an increase in average interest-earning assets of $41.7 million over the past twelve months. For the three months ended March 31, 2005, average interest-earning assets were $595.6 million compared to $553.9 million for the three months ended March 31, 2004. The resulting net yield on interest-earning assets (on a fully taxable equivalent basis) increased from 3.90% in the first quarter of 2004 to 3.94% in the first quarter of 2005.

        PNBC did not record a loan loss provision in the first quarter of 2005, due to a low amount of non-performing loans and the low amount of net charge-offs in the quarter, compared to a provision of $100,000 in the first quarter of 2004. The provision expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. For the first quarter of 2005, PNBC had net charge-offs of $11,000, compared to net charge-offs of $71,000 for the first quarter of 2004.

        Non-interest income totaled $1,875,000 for the first quarter of 2005, as compared to $2,039,000 in the first quarter of 2004, a decrease of $164,000 (or 8.0%). This is a result of a decrease in the amount of gains recorded from the sales of securities available-for-sale of $162,000 from $182,000 for the first three months of 2004 to $20,000 for the first three months of 2005. Partially offsetting the decrease in security gains was an increase in trust and farm management fees of $51,000, an increase of 14.7%. Annualized non-interest income as a percentage of total average assets decreased to 1.15% for the first three months of 2005, compared to 1.34% for the same period in 2004.

        Total non-interest expense for the first quarter of 2005 was $4,997,000, an increase of $213,000 (or 4.5%) from $4,784,000 in the first quarter of 2004. This increase is attributable to salaries/employee benefits, which increased $262,000 (or 9.7%). Collectively, all other categories of non-interest expense decreased $49,000 (or 2.3%). Annualized non-interest expense as a percentage of total average assets also decreased to 3.06% for the first three months of 2005, compared to 3.15% for the same period in 2004.

INCOME TAXES

        Income tax expense totaled $545,000 for the first quarter of 2005, as compared to $523,000 for the first quarter of 2004. The effective tax rate was 24.2% for both the three month period ended March 31, 2005 and the three month period ended March 31, 2004.

ANALYSIS OF FINANCIAL CONDITION

        Total assets at March 31, 2005 increased to $661,327,000 from $655,738,000 at December 31, 2004 (an increase of $5.6 million or 0.9%). Total deposits at March 31, 2005 increased to $579,157,000 from $573,561,000 at December 31, 2004 (an increase of $5.6 million or 1.0%). Comparing categories of deposits at March 31, 2005 to the December 31, 2004 totals, time deposits increased by $8.3 million (or 3.3%) and savings deposits increased $2.9 million (or 5.0%). Conversely, interest-bearing demand deposits decreased $3.3 million (or 1.7%) and demand deposits decreased $2.3 million (or 3.0%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan (“TT&L”) deposits, federal funds purchased, and Federal Home Loan Bank advances, increased from $25,535,000 at December 31, 2004 to $26,715,000 at March 31, 2005 (an increase of $1.2 million or 4.6%). Investment balances totaled $183,590,000 at March 31, 2005, compared to $188,809,000 at December 31, 2004 (a decrease of $5.2 million or 2.8%).

        Loan balances, net of unearned interest, increased to $423,189,000 at March 31, 2005, compared to $410,044,000 at December 31, 2004 (an increase of $13.1 million or 3.2%). This increase was in the commercial and residential real estate areas. Non-performing loans increased to $2,005,000 or 0.47% of net loans at March 31, 2005, as compared to $328,000 or 0.08% of net loans at December 31, 2004. Although non-performing loans increased from the low level at December 31, 2004, this increase was attributable to one commercial credit, which continues to pay down and for which management expects no future losses.

ASSET QUALITY

        For the three months ended March 31, 2005, the subsidiary bank charged off $59,000 of loans and had recoveries of $48,000, compared to charge-offs of $152,000 and recoveries of $81,000 during the three months ended March 31, 2004. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At March 31, 2005, the allowance was $2,513,000 which is 125.3% of non-performing loans and 0.59% of total loans, compared with $2,524,000 which was 769.5% of non-performing loans and 0.62% of total loans at December 31, 2004.

        At March 31, 2005, impaired loans totaled $1,887,000 compared to $175,000 at December 31, 2004, this increase is also attributable to the aforementioned commercial credit in non-performing loans. The total amount of loans ninety days or more past due and still accruing interest at March 31, 2005 and December 31, 2004 was $0. The balances of non-performing and impaired loans continue to be well below industry averages. There was no specific loan loss reserve established for impaired loans as of March 31, 2005 compared to a specific loan loss reserve of $3,000 at December 31, 2004. PNBC’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of March 31, 2005.

CAPITAL RESOURCES

        Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At March 31, 2005 total risk-based capital of PNBC was 11.18%, compared to 11.49% at December 31, 2004. The Tier 1 capital ratio decreased from 7.62% at December 31, 2004, to 7.51% at March 31, 2005. Total stockholders’ equity to total assets at March 31, 2005 decreased to 7.81% from 7.99% at December 31, 2004.

LIQUIDITY

        Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by operating and financing activities, offset by those used in investing activities, resulted in a net decrease in cash and cash equivalents of $3,010,000 from December 31, 2004 to March 31, 2005. This decrease was primarily due to a net increase in loans, offset by a net increase in deposits and a net increase in the investment portfolio. For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

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

        The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At March 31, 2005 commitments to extend credit and standby letters of credit were approximately $103,722,000 and $3,635,000, respectively.

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

EXPANSION PLANS

        The Company is finalizing the construction plans for the facility in Aurora, Illinois. Construction of the facility will begin in the second quarter of 2005, with the facility opening in winter of 2005/2006. Once the Aurora facility is completed, a new bank facility will be built on the Elburn, Illinois property which was purchased in July of 2003.

ACQUISITION

        On February 22, 2005, the Company announced the acquisition of Somonauk FSB Bancorp, Inc. (“Somonauk”). Somonauk has full-service locations in Somonauk, Sandwich, Newark and Millbrook, Illinois with an additional location being constructed in Plano, Illinois. These locations will compliment the existing PNB locations and expand the Company’s presence in high-growth markets. Total assets of Somonauk FSB Bancorp, Inc. were $210.2 million at December 31, 2004. Once the acquisition is completed, it is anticipated the Company’s assets will total approximately $890 million. The registration statement on Form S-4 for the acquisition has been filed with the SEC, the appropriate regulatory approvals have been applied for and it is anticipated the closing will take place on or about July 31, 2005.

LEGAL PROCEEDINGS

        There are various claims pending against PNBC’s subsidiary bank, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to PNBC’s financial condition.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no material change in market risk since December 31, 2004, as reported in PNBC’s 2004 Annual Report on Form 10-K.

IMPACT OF NEW ACCOUNTING STANDARDS

        In September 2004, the FASB issued Staff Position No. EITF 03-1-1 which delayed the effective date for the measurement recognition guidance contained in the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which was effective for fiscal years ending after December 15, 2003. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements of other accounting literature. EITF 03-1 requires certain quantitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, that are impaired at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The Corporation will complete its evaluation of the impact upon issuance of final guidance from the FASB.

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (123R), “Share-Based Payment”, an amendment of FASB Statements No. 123 and 95. SFAS No. 123R will require compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements, effective for the Corporation’s fiscal year beginning January 1, 2006 based on recent

SEC guidance. The Corporation has not yet completed its evaluation of the standard, but anticipates that it will result in a reduction in earnings and earnings per share, beginning with the first quarter of 2006.

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

	Three Months Ended, March 31, 2005			Three Months Ended, March 31, 2004
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Average Interest-Earning Assets

Interest-bearing deposits	$249	$1	2.20%	$930	$2	0.83%
Taxable investment securities	115,620	938	3.29%	105,366	836	3.19%
Tax-exempt investment securities	69,860	1,162	6.75%	61,601	1,050	6.85%
Federal funds sold	96	1	2.65%	993	2	0.95%
Net loans	409,781	6,306	6.24%	385,001	5,720	5.98%

Total interest-earning assets	595,605	8,408	5.72%	553,891	7,610	5.53%

Average non-interest earning assets	57,761			53,736

Total average assets	$653,366			$607,627

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$190,822	616	1.31%	$178,686	479	1.08%
Savings deposits	68,341	50	0.30%	58,530	55	0.38%
Time deposits	243,159	1,775	2.96%	235,325	1,604	2.74%
Interest-bearing demand notes
issued to the U.S. Treasury	604	3	1.97%	539	1	0.81%
Federal funds purchased and
securities repurchase agreements	19,230	101	2.14%	11,557	18	0.64%
Advances from Federal Home Loan Bank	5,000	68	5.48%	5,110	70	5.49%
Borrowings	879	10	4.60%	1,050	7	2.85%

Total interest-bearing liabilities	528,035	2,623	2.01%	490,797	2,234	1.83%

Net yield on average interest-earning assets		$5,784	3.94%		$5,376	3.90%

Average non-interest-bearing liabilities	73,022			65,870

Average stockholders’ equity	52,309			50,960

Total average liabilities and
stockholders' equity	$653,366			$607,627

        The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Three Months Ended March 31,
	2005	2004
Net interest income as stated	$7,998	$7,244
Tax equivalent adjustment-investments	395	357
Tax equivalent adjustment-loans	15	9

Tax equivalent net interest income	$8,408	$7,610

Schedule 7. Controls and Procedures

(a)

            Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

            Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended March 31, 2005 that could significantly affect those controls.

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