Form 10-Q
period 2005-06-30
PRINCETON NATIONAL BANCORP INC
filed 2005-08-09
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

Yes X No

As of July 12, 2005, the registrant had outstanding 3,029,132 shares of its $5 par value common stock.

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
Schedule 7: Controls and Procedures

Part II:   OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(e)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended June 30, 2005:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of a publicly announced plan or program	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

4/1/05 - 4/30/05	0	$ 0.00	0	64,900
5/1/05 - 5/31/05	32,500	$30.42	32,500	32,400
6/1/05 - 6/30/05	0	$0.00	0	32,400

Total	32,500	$30.42	32,500	32,400

(1)	We purchased an aggregate of 32,500 shares of our common stock pursuant to the repurchase program that we announced on January 24, 2005 (the “Program”).
(2)	Our Board of Directors approved the repurchase by us of up to an aggregate of 100,000 shares of our common stock pursuant to the Program. The expiration date of this Program is January 24, 2006. Unless terminated earlier by resolution of our Board of Directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

Item 4.	Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of Princeton National Bancorp, Inc. was held on April 26, 2005, for the purpose of electing three directors each to serve for a term of three years. Proxies for the meeting were solicited by Management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to Management’s solicitation.

        All three of Management’s nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

	Shares Voted “For”	Shares “Withheld”	Abstain
Donald E. Grubb	2,776,974	4,135	0
Ervin I. Pietsch	2,764,463	16,646	0
Craig O. Wesner	2,776,323	4,786	0

        In addition, the following directors’ terms of offices continued after the meeting:

Gary C. Bruce	Daryl Becker
John R. Ernat	Sharon L. Covert
Thomas M. Longman	Mark Janko
Tony J. Sorcic	James B. Miller
Stephen W. Samet

Item 6.	Exhibits

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).
31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).
32.1	Certificaton of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certificaton of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCETON NATIONAL BANCORP, INC.

Date: August 8, 2005	By	/s/ Tony J. Sorcic
Tony J. Sorcic President & Chief Executive Officer

Date: August 8, 2005	By	/s/ Todd D. Fanning
Todd D. Fanning Vice-President & Chief Financial Officer

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2005 (unaudited)	December 31, 2004
ASSETS
Cash and due from banks	$13,661	$14,025
Interest-bearing deposits with financial institutions	2,759	65
Federal funds sold	8,300	0

Total cash and cash equivalents	24,720	14,090

Loans held for sale, at lower of cost or market	740	1,301

Investment securities:
Available-for-sale, at fair value	168,967	175,129
Held-to-maturity, at amortized cost (fair value of $14,718 and $14,111)	14,355	13,680

Total investment securities	183,322	188,809

Loans:
Loans, net of unearned interest	428,993	410,044
Allowance for loan losses	(2,502)	(2,524)

Net loans	426,491	407,520

Premises and equipment, net of accumulated depreciation	18,634	17,924
Bank-owned life insurance	16,465	15,870
Accrued interest receivable	4,925	5,000
Goodwill	1,355	1,355
Intangible assets, net of accumulated amortization	1,213	1,317
Other real estate owned	0	0
Other assets	2,828	2,552

TOTAL ASSETS	$680,693	$655,738

LIABILITIES
Deposits:
Demand	$73,263	$75,015
Interest-bearing demand	180,155	191,271
Savings	72,195	58,675
Time	267,724	248,600

Total deposits	593,337	573,561

Borrowings:
Customer repurchase agreements	22,449	16,870
Advances from the Federal Home Loan Bank	5,000	5,000
Interest-bearing demand notes issued to the U.S. Treasury	1,070	1,765
Federal funds purchased	0	1,000
Note payable	750	900

Total borrowings	29,269	25,535

Other liabilities	4,719	4,273

TOTAL LIABILITIES	627,325	603,369

STOCKHOLDERS’ EQUITY
Common stock: $5 par value, 7,000,000 shares
authorized; 4,139,841 issued	20,699	20,699
Surplus	8,473	7,810
Retained earnings	43,757	42,156
Accumulated other comprehensive income, net of tax	1,100	951
Less: Cost of 1,110,709 and 1,081,841 treasury shares at
June 30, 2005 and December 31, 2004, respectively	(20,661)	(19,247)

TOTAL STOCKHOLDERS’ EQUITY	53,368	52,369

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$680,693	$655,738

See accompanying notes to consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except share data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$6,772	$5,803	$13,063	$11,514
Interest and dividends on investment securities	1,714	1,490	3,419	3,019
Interest on federal funds sold	9	4	10	6
Interest on interest-bearing time deposits in other banks	8	2	9	4

Total interest income	8,503	7,299	16,501	14,543

Interest expense:
Interest on deposits	2,791	2,025	5,232	4,164
Interest on borrowings	217	109	399	205

Total interest expense	3,008	2,134	5,631	4,369

Net interest income	5,495	5,165	10,870	10,174
Provision for loan losses	0	200	0	300

Net interest income after provision
for loan losses	5,495	4,965	10,870	9,874

Non-interest income:
Trust & farm management fees	431	356	828	702
Service charges on deposit accounts	772	789	1,480	1,532
Other service charges	334	340	596	599
Gain on sales of securities available-for-sale	8	0	28	182
Gain on sale of loans	0	465	0	465
Brokerage fee income	132	200	292	378
Mortgage banking income	198	135	329	283
Bank-owned life insurance income	137	142	276	283
Other operating income	25	43	83	85

Total non-interest income	2,037	2,470	3,912	4,509

Non-interest expense:
Salaries and employee benefits	3,033	2,766	5,987	5,458
Occupancy	334	326	676	664
Equipment expense	459	380	924	790
Federal insurance assessments	58	56	116	119
Intangible assets amortization	52	52	104	104
Data processing	209	197	403	369
Advertising	162	185	318	332
Other operating expense	992	877	1,768	1,787

Total non-interest expense	5,299	4,839	10,296	9,623

Income before income taxes	2,233	2,596	4,486	4,760
Income tax expense	540	687	1,085	1,210

Net income	$1,693	$1,909	$3,401	$3,550

Earnings per share:
Basic	0.56	0.62	1.12	1.14
Diluted	0.55	0.61	1.11	1.12

Basic weighted average shares outstanding	3,033,563	3,101,621	3,044,233	3,110,513
Diluted weighted average shares outstanding	3,058,252	3,154,212	3,067,653	3,162,009

See accompanying notes to consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2005	2004	2005	2004
Net income	$1,693	$1,909	$3,401	$3,550

Other comprehensive income (loss), net of tax

Unrealized holding gains (losses) arising during the period, net of tax	1,266	(1,899)	166	(1,368)
Less: Reclassification adjustment for realized gains on
sales of securities included in net income	(5)	0	(17)	(111)

Other comprehensive income (loss)	1,261	(1,899)	149	(1,479)

Comprehensive income	$2,954	$10	$3,550	$2,071

See accompanying notes to consolidated financial statements

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands except per share data)

For the Six Months Ended June 30, 2005	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss) net of tax effect	Treasury Stock	Total
Balance, January 1, 2005	$20,699	$7,810	$42,156	$951	($19,247)	$52,369

Net income			3,401			3,401
Sale of 3,407 shares
of treasury stock		40			61	101
Purchase of 67,600 shares
of treasury stock					(2,063)	(2,063)
Exercise of stock options and
re-issuance of treasury
stock (35,325 shares)		623	(487)		588	724
Cash dividends
($.43 per share)			(1,313)			(1,313)
Other comprehensive income,
net of $94 tax effect				149		149

Balance, June 30, 2005	$20,699	$8,473	$43,757	$1,100	($20,661)	$53,368

For the Six Months Ended June 30, 2004

Balance, January 1, 2004	$20,699	$7,020	$38,726	$1,275	($16,845)	$50,875

Net income			3,550			3,550
Sale of 2,564 shares
of treasury stock		37			36	73
Purchase of 72,000 shares
of treasury stock					(2,065)	(2,065)
Exercise of stock options and
re-issuance of treasury
stock (29,068 shares)		560	(434)		390	516
Cash dividends
($.37 per share)			(1,155)			(1,155)
Other comprehensive loss,
net of $935 tax effect				(1,479)		(1,479)

Balance, June 30, 2004	$20,699	$7,617	$40,687	($ 204)	($18,484)	$50,315

See accompanying notes to consolidated financial statements

Schedule 4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Six Months Ended June 30
	2005	2004
Operating activities:
Net income	$3,401	$3,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	689	678
Provision for loan losses	0	300
Amortization of other intangible assets	104	104
Amortization of premiums on investment securities, net of accretion	715	878
Gain on securities transactions, net	(28)	(182)
Gain on sale of loans	0	(465)
FHLB stock dividends	(54)	(57)
Loans originated for sale	(15,995)	(20,560)
Proceeds from sales of loans originated for sale	16,556	21,090
Increase (decrease) in accrued interest payable	159	(133)
Decrease in accrued interest receivable	75	358
Increase in other assets	(871)	(388)
Increase (decrease) in other liabilities	193	(687)

Net cash provided by operating activities	4,944	4,486

Investing activities:
Proceeds from sales of investment securities available-for-sale	5,665	8,461
Proceeds from maturities of investment securities available-for-sale	13,588	15,226
Purchase of investment securities available-for-sale	(13,497)	(26,825)
Proceeds from maturities of investment securities held-to-maturity	241	378
Purchase of investment securities held-to-maturity	(900)	(620)
Proceeds from sale of credit card loans	0	2,585
Net increase in loans	(18,971)	(8,007)
Purchases of premises and equipment	(1,399)	(3,950)

Net cash used in investing activities	(15,273)	(12,752)

Financing activities:
Net increase (decrease) in deposits	19,776	(1,486)
Net increase in borrowings	3,734	8,341
Dividends paid	(1,313)	(1,155)
Purchases of treasury stock	(2,063)	(2,065)
Exercise of stock options and issuance of treasury stock	724	516
Sales of treasury stock	101	73

Net cash provided by financing activities	20,959	4,224

Increase (decrease) in cash and cash equivalents	10,630	(4,042)
Cash and cash equivalents at beginning of period	14,090	16,414

Cash and cash equivalents at June 30	$24,720	$12,372

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,472	$4,502
Income taxes	$900	$1,260

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$0	$32

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

(1)   EARNINGS PER SHARE CALCULATION

        The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$1,693	$1,909	$3,401	$3,550

Denominator:
Basic earnings per share-
weighted average shares	3,033,563	3,101,621	3,044,233	3,110,513

Effect of dilutive securities-
stock options	24,689	52,591	23,420	51,496

Diluted earnings per share-
adjusted weighted average shares	3,058,252	3,154,212	3,067,653	3,162,009

Net income per share:

Basic	$0.56	$0.62	$1.12	$1.14
Diluted	$0.55	$0.61	$1.11	$1.12

(2)   GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill, net of accumulated amortization, totaled $1,355,000 at June 30, 2005 and December 31, 2004. The balance of intangible assets, net of accumulated amortization, totaled $1,415,000 and $1,317,000 at June 30, 2005 and December 31, 2004, respectively.

        The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of June 30, 2005 and December 31, 2004.

(in thousands)	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$2,968	$(1,798)	$2,968	$(1,699)
Other intangible assets	160	(117)	160	(112)

Total	$3,128	$(1,915)	$3,128	$(1,811)

        Amortization expense totaled $104,000 for the six months ended June 30, 2005 and June 30, 2004, respectively. The amortization expense will be approximately $104,000 for the remainder of 2005.

        The Corporation has originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. As of June 30, 2005 no impairment had been recorded during the year. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)
Balance, January 1, 2005	$1,405
Servicing rights capitalized	236
Amortization of servicing rights	(113)
Impairment of servicing rights	0

Balance, June 30, 2005	$1,528

        The Corporation services loans for others with unpaid principal balances at June 30, 2005 and December 31, 2004 of approximately $142,757,000, and $147,958,000, respectively.

        The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of June 30, 2005. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional servicing rights, changes in mortgage interest rates, actual prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the six months ended December 31, 2005	$65
For the year ended December 31, 2006	126
For the year ended December 31, 2007	119
For the year ended December 31, 2008	111
For the year ended December 31, 2009	105
For the year ended December 31, 2010	98
Thereafter	904

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net Income as reported	$1,693	$1,909	$3,401	$3,550
Deduct: Stock-based compensation, net of
tax, that would have been reported
if the fair value based method had
been applied to all awards	(129)	(100)	(258)	(200)

Pro forma net income	$1,564	$1,809	$3,143	$3,350

Basic Earnings Per Share
As Reported	$0.56	$0.62	$1.12	$1.14
Pro Forma	0.52	0.58	1.03	1.08
Diluted Earnings Per Share
As Reported	$0.55	$0.61	$1.11	$1.12
Pro Forma	0.51	0.57	1.02	1.06

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three and six months ended June 30, 2005 and 2004

        The following discussion provides information about Princeton National Bancorp, Inc.‘s (“PNBC” or the “Corporation”) financial condition and results of operations for the three and six month periods ended June 30, 2005 and 2004. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS

        Net income for the second quarter of 2005 was $1,693,000, or basic earnings per share of $0.56 (diluted earnings per share of $0.55), as compared to net income of $1,909,000 in the second quarter of 2004, or basic earnings per share of $0.62 (diluted earnings per share of $0.61). This represents a decrease of $216,000 (11.3%) or $.06 per basic and diluted share and is attributable to the sale of the subsidiary bank’s credit card portfolio during the second quarter of 2004 which resulted in an after-tax gain of approximately $285,000. Additionally, the second quarter 2005 results were negatively impacted by $99,000 (pre-tax) in conjunction with non-recurring costs incurred in farm management. Net income for the first six months of 2005 was $3,401,000, or basic earnings per share of $1.12 (diluted earnings per share of $1.11), as compared to net income of $3,550,000, or basic earnings per share of $1.14 (diluted earnings per share of $1.12) for the first six months of 2004. This represents a decrease of $149,000 (4.2%) or $.02 per basic share and $.01 per diluted share and is due to the aforementioned sale of the subsidiary bank’s credit card portfolio and farm management related expenses. The annualized return on average assets and return on average equity were 1.01% and 13.02%, respectively, for the second quarter of 2005, compared with 1.25% and 15.48% for the second quarter of 2004. For the six-month periods, the annualized return on average assets and return on average equity were 1.04% and 13.13%, respectively for 2005, compared with 1.17% and 14.07%, respectively for 2004.

        Net interest income before any provision for loan losses was $5,495,000 for the second quarter of 2005, compared to $5,165,000 for the second quarter of 2004 (an increase of $330,000 or 6.4%). This improvement is the result of an increase in average interest-earning assets of $48.5 million over the past twelve months. The loan growth and nine increases in the prime rate over the last twelve months positively impacted the net interest margin. However, this improvement was negatively impacted by interest rates increasing more rapidly on interest-bearing liabilities, as well as more deposits being invested into certificates of deposit. The Company recognized an opportunity to increase deposits, so it sacrificed the short-term margin to meet its long-term goals. The Company’s net interest margin declined to 3.88%, a decrease from 3.94% in the first quarter of 2005 and 3.98% in the second quarter of 2004. Net interest income before any provision for loan losses was $10,870,000 for the first six months of 2005, compared to $10,174,000 for the first six months of 2004 (an increase of $696,000 or 6.8%). For the six months ended June 30, 2005, average interest-earning assets were $604.6 million compared to $556.1 million for the six months ended June 30, 2004. The resulting net yield on interest-earning assets (on a fully taxable equivalent basis) decreased from 3.94% in the first half of 2004 to 3.90% in the first half of 2005.

        PNBC did not record a loan loss provision in the first six months of 2005, due to the low amount of net charge-offs during the period, compared to a provision of $200,000 in the second quarter of 2004 and $300,000 for the first six months of 2004. Although the ratio of non-performing loans to total loans at June 30, 2005 of 0.47% is up from 0.18% at June 30, 2004, the increase is attributable to a commercial line of credit being transferred to non-accrual in January 2005. The loan is in a payout status and paydowns are being received on the line on a regular basis. The provision expense recorded is determined monthly by management’s evaluation of the risk characteristics of the loan portfolio. For the second quarter of 2005, PNBC had net charge-offs of $11,000, compared to net charge-offs of $33,000 for the second quarter of 2004. For the six-month comparable periods, PNBC had net charge-offs of $22,000 in 2005 and net charge-offs of $104,000 in 2004.

        Non-interest income totaled $2,037,000 for the second quarter of 2005, as compared to $2,470,000 in the second quarter of 2004, a decrease of $433,000 (or 17.5%). This is a result of the sale of the subsidiary bank’s credit card portfolio during the second quarter of 2004 which resulted in a pre-tax gain of $465,000 and a decrease in brokerage fee income of $68,000 (or 51.5%). Offsetting this decrease, trust and farm management fee income increased by $75,000 (or 21.1%), as assets under management have increased, and mortgage banking income increased by $63,000 (or 46.7%), due to an increase in the serviced loan portfolio, during the three months ended June 30, 2005 as compared to the same period ended June 30, 2004. Annualized non-interest income as a percentage of total average assets decreased to 1.22% for the first six months of 2005, compared to 1.62% for the same period in 2004. Year-to-date in 2005, non-interest income totals $3,912,000 compared to $4,509,000 for the first half of 2004, a decrease of $597,000 (or 13.2%). Again, the primary reason for the decrease is the sale of the subsidiary bank’s credit card portfolio ($465,000). Additionally, gains on sales of securities have decreased from $182,000 to $28,000 over the comparable time frames. Partially offsetting the decrease was an increase in trust and farm management fees of $126,000, an increase of 17.9%. Annualized non-interest income as a percentage of total average assets decreased to 1.19% for the first six months of 2005, compared to 1.48% for the same period in 2004.

        Total non-interest expense for the second quarter of 2005 was $5,299,000, an increase of $460,000 (or 9.5%) from $4,839,000 in the second quarter of 2004. This increase is attributable to salaries/employee benefits, which increased $267,000 (or 9.7%) and the previously mentioned farm management expenses of $99,000 included in other operating expense. Annualized non-interest expense as a percentage of total average assets increased to 3.18% for the second quarter of 2005, compared to 3.17% for the second quarter of 2004. Year-to-date non-interest expenses for 2005 were $10,296,000, an increase of $673,000 (or 7.0%) from the $9,623,000 for the first half of 2004. This increase is also due to increases in salaries/employee benefits ($529,000 or 9.7%) and an increase in equipment expenses of $134,000 (or 17.0%), primarily technology related. Annualized non-interest expense as a percentage of total average assets have decreased to 3.14% for the first six months of 2005, compared to 3.16% for the same period in 2004.

INCOME TAXES

        Income tax expense totaled $540,000 for the second quarter of 2005, as compared to $687,000 for the second quarter of 2004. The effective tax rate was 24.2% for the three month period ended June 30, 2005 compared to 26.5% for the three month period ended June 30, 2004, due to a lower pre-tax income. Income tax expense totaled $1,085,000 for the first six months of 2005, compared to $1,210,000 for the first six months of 2004. The effective tax rate was 24.2% for the six months ended June 30, 2005 compared to 25.4% for the six months ended June 30, 2004.

ANALYSIS OF FINANCIAL CONDITION

        Total assets at June 30, 2005 increased to $680,693,000 from $655,738,000 at December 31, 2004 (an increase of $25.0 million or 3.8%). Total deposits at June 30, 2005 increased to $593,337,000 from $573,561,000 at December 31, 2004 (an increase of $19.8 million or 3.5%). Comparing categories of deposits at June 30, 2005 to the December 31, 2004 totals, time deposits increased by $19.1 million (or 7.7%) and savings deposits increased $13.5 million (or 23.0%), primarily due to increased passbook IRA growth. Conversely, interest-bearing demand deposits decreased $11.1 million (or 5.8%) and demand deposits decreased $1.8 million (or 2.3%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan (“TT&L”) deposits, federal funds purchased, and Federal Home Loan Bank advances, increased from $25,535,000 at December 31, 2004 to $29,269,000 at June 30, 2005 (an increase of $3.7 million or 14.6%). Investment balances totaled $183,322,000 at June 30, 2005, compared to $188,809,000 at December 31, 2004 (a decrease of $5.5 million or 2.9%).

        Loan balances, net of unearned interest, increased to $428,993,000 at June 30, 2005, compared to $410,044,000 at December 31, 2004 (an increase of $18.9 million or 4.6%). This increase was primarily in the commercial and residential real estate areas. Non-performing loans increased to $2,024,000 or 0.47% of net loans at June 30, 2005, as compared to $328,000 or 0.08% of net loans at December 31, 2004. Although non-performing loans increased from the low level at December 31, 2004, this increase was attributable to one commercial credit, which continues to pay down and for which management expects no future losses.

ASSET QUALITY

        For the six months ended June 30, 2005, the subsidiary bank charged off $124,000 of loans and had recoveries of $102,000, compared to charge-offs of $233,000 and recoveries of $129,000 during the six months ended June 30, 2004. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At June 30, 2005, the allowance was $2,502,000 which is 123.6% of non-performing loans and 0.58% of total loans, compared with $2,524,000 which was 769.5% of non-performing loans and 0.62% of total loans at December 31, 2004.

        At June 30, 2005, impaired loans totaled $1,797,000 compared to $175,000 at December 31, 2004. This increase is also attributable to the aforementioned commercial credit in non-performing loans. The total amount of loans ninety days or more past due and still accruing interest at June 30, 2005 was $25,000 and at December 31, 2004 was $0. There was no specific loan loss reserve established for impaired loans as of June 30, 2005 compared to a specific loan loss reserve of $3,000 at December 31, 2004. PNBC’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of June 30, 2005.

CAPITAL RESOURCES

        Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At June 30, 2005, total risk-based capital of PNBC was 11.10%, compared to 11.49% at December 31, 2004. The Tier 1 capital ratio decreased from 7.62% at December 31, 2004, to 7.41% at June 30, 2005. Total stockholders’ equity to total assets at June 30, 2005 decreased to 7.84% from 7.99% at December 31, 2004. The Corporation continues to be well-capitalized according to regulatory requirements.

LIQUIDITY

        Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by operating and financing activities, offset by those used in investing activities, resulted in a net increase in cash and cash equivalents of $10,630,000 from December 31, 2004 to June 30, 2005. This increase was primarily due to a net increase in deposits, and a net decrease in the investment portfolio, offset by a net increase in loans. For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

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

        The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At June 30, 2005, commitments to extend credit and standby letters of credit were approximately $116,458,000 and $6,428,000, respectively.

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

EXPANSION PLANS

        The Corporation has begun construction of a new branch facility in Aurora, Illinois. Construction will continue throughout the remainder of 2005, with an expected opening in the early months of 2006. Once the Aurora facility is completed, a new bank facility will be built on the Elburn, Illinois property which was purchased in July of 2003.

ACQUISITION

        On August 2, 2005, the Corporation announced the completion of the acquisition of Somonauk FSB Bancorp, Inc. (“Somonauk”), which was purchased for a total consideration of $49.6 million; 80% payable in cash and the other 20% in common stock resulting in the issuance of 338,600 shares. As of June 30, 2004, the Corporation had incurred acquisition-related costs of $202,000 in conjunction with the acquisition of Somonauk which are included in other assets at June 30 and was part of the purchase price calculation at closing. Somonauk has full-service locations in Somonauk, Sandwich, Newark, Millbrook and Plano, Illinois. These locations will compliment the existing PNBC locations and expand the Corporation’s presence in high-growth markets. Total assets of Somonauk FSB Bancorp, Inc. were $210.2 million at December 31, 2004. The Corporation’s total assets will now be approximately $915 million and total stockholders’ equity will now be approximately $63 million.

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

IMPACT OF NEW ACCOUNTING STANDARDS

        On December 16, 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within it scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Corporation is currently completing its evaluation of the impact of SOP 03-3 with respect to the Corporation’s acquisition of Somonauk.

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

        In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (FAS 154). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and also applies to all voluntary changes in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

	Six Months Ended, June 30, 2005			Six Months Ended, June 30, 2004
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets
Interest-bearing deposits	$704	$9	2.62%	$1,063	$4	0.83%
Taxable investment securities	114,173	1,868	3.30%	104,666	1,612	3.10%
Tax-exempt investment securities	70,839	2,350	6.69%	62,840	2,131	6.82%
Federal funds sold	663	10	3.00%	1,204	6	0.98%
Net loans	418,199	13,091	6.31%	386,322	11,530	6.00%

Total interest-earning assets	604,579	17,328	5.78%	556,095	15,283	5.53%

Average non-interest earning assets	56,722			53,051

Total average assets	$661,301			$609,146

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$189,010	1,284	1.37%	$180,269	950	1.06%
Savings deposits	70,604	102	0.29%	59,696	109	0.37%
Time deposits	249,218	3,846	3.11%	233,173	3,106	2.68%
Interest-bearing demand notes
issued to the U.S. Treasury	665	8	2.50%	627	2	0.78%
Federal funds purchased and securities repurchase agreements	19,520	232	2.40%	11,055	46	0.85%
Advances from Federal Home Loan Bank	5,000	142	5.74%	5,055	141	5.60%
Borrowings	853	16	3.77%	1,044	16	3.02%

Total interest-bearing liabilities	534,868	5,631	2.12%	490,919	4,369	1.79%

Net yield on average interest-earning assets		$11,697	3.90%		$10,914	3.94%

Average non-interest-bearing liabilities	74,218			67,489

Average stockholders’ equity	52,215			50,738

Total average liabilities and
stockholders’ equity	$661,301			$609,146

        The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Six Months Ended June 30,
	2005	2004
Net interest income as stated	$10,870	$10,174
Tax equivalent adjustment-investments	799	724
Tax equivalent adjustment-loans	28	16

Tax equivalent net interest income	$11,697	$10,914

Schedule 7.    Controls and Procedures

(a)	Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Senior Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)	Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended June 30, 2005 that could significantly affect those controls.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).

32.1	Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.