Form 10-Q
period 2005-09-30
PRINCETON NATIONAL BANCORP INC
filed 2005-11-09
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Yes ☒       No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒       No ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

        As of October 14, 2005, the registrant had outstanding 3,360,036 shares of its $5 par value common stock.

Page 1 of 226 pages

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
Schedule 7: Controls and Procedures

Part II:   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	In July 2005, a trust formed by the Corporation issued $25 million in trust preferred securities (“TPS”). LaSalle Bank National Association serves as trustee of the trust. The Corporation received a total of $25 million in net proceeds in the transaction by the issuance of debentures to the trust, as described in Note 2 of the Consolidated Financial Statements included elsewhere in this report. The trust sold the TPS in a non-public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(c)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended September 30, 2005:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of a publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

7/1/05 – 7/31/05	0	$0.00	0	32,400
8/1/05 – 8/31/05	5,000	$33.00	5,000	27,400
9/1/05 – 9/30/05	12,000	$33.74	12,000	15,400

Total	17,000	$33.52	17,000	15,400

(1)	We purchased an aggregate of 35,100 shares of our common stock pursuant to the repurchase program that we announced on January 24, 2005 (the “Program”).

(2)	Our Board of Directors approved the repurchase by us of up to an aggregate of 100,000 shares of our common stock pursuant to the Program. The expiration date of this Program is January 24, 2006. Unless terminated earlier by resolution of our Board of Directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

Item 6.    Exhibits

4.1	Trust Preferred Securities Indenture
10.1	Trust Preferred Securities Purchase Agreement
10.2	Trust Preferred Securities Declaration of Trust
10.3	Trust Preferred Securities Guaranty Agreement
31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).
31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).
32.1	Certificaton of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certificaton of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCETON NATIONAL BANCORP, INC.

Date: November 8, 2005	By	/s/ Tony J. Sorcic
Tony J. Sorcic President & Chief Executive Officer

Date: November 8, 2005	By	/s/ Todd D. Fanning
Todd D. Fanning Senior Vice-President & Chief Financial Officer

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2005 (unaudited)	December 31, 2004
ASSETS
Cash and due from banks	$17,771	$14,025
Interest-bearing deposits with financial institutions	288	65
Federal funds sold	500	0

Total cash and cash equivalents	18,559	14,090

Loans held for sale, at lower of cost or market	1,882	1,301

Investment securities:
Available-for-sale, at fair value	241,445	175,129
Held-to-maturity, at amortized cost (fair value of $18,260 and $14,111)	18,014	13,680

Total investment securities	259,459	188,809

Loans:
Loans, net of unearned interest	565,744	410,044
Allowance for loan losses	(3,336)	(2,524)

Net loans	562,408	407,520

Premises and equipment, net of accumulated depreciation	22,801	17,924
Bank-owned life insurance	20,515	15,870
Accrued interest receivable	8,898	5,000
Goodwill	20,416	1,355
Intangible assets, net of accumulated amortization	7,126	1,317
Other real estate owned	532	0
Other assets	4,933	2,552

TOTAL ASSETS	$927,529	$655,738

LIABILITIES
Deposits:
Demand	$82,264	$75,015
Interest-bearing demand	240,849	191,271
Savings	107,268	58,675
Time	353,789	248,600

Total deposits	784,170	573,561

Borrowings:
Customer repurchase agreements	28,866	16,870
Advances from the Federal Home Loan Bank	9,341	5,000
Interest-bearing demand notes issued to the U.S. Treasury	2,411	1,765
Federal funds purchased	0	1,000
Trust Preferred securities	25,000	0
Note payable	6,700	900

Total borrowings	72,318	25,535

Other liabilities	7,857	4,273

TOTAL LIABILITIES	864,345	603,369

STOCKHOLDERS’ EQUITY
Common stock: $5 par value, 7,000,000 shares authorized; 4,478,296 issued at
September 30, 2005 and 4,139,841 issued at December 31, 2004	22,392	20,699
Surplus	16,944	7,810
Retained earnings	44,926	42,156
Accumulated other comprehensive (loss) income, net of tax	(39)	951
Less: Cost of 1,118,260 and 1,081,841 treasury shares at
September 30, 2005 and December 31, 2004, respectively	(21,039)	(19,247)

TOTAL STOCKHOLDERS’ EQUITY	63,184	52,369

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$927,529	$655,738

See accompanying notes to consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except share data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$8,547	$5,900	$21,609	$17,414
Interest and dividends on investment securities	2,419	1,530	5,838	4,549
Interest on federal funds sold	65	2	75	8
Interest on interest-bearing time deposits in other banks	34	2	43	6

Total interest income	11,065	7,434	27,565	21,977

Interest expense:
Interest on deposits	3,866	2,114	9,098	6,278
Interest on borrowings	673	116	1,072	321

Total interest expense	4,539	2,230	10,170	6,599

Net interest income	6,526	5,204	17,395	15,378
Provision for loan losses	0	75	0	375

Net interest income after provision
for loan losses	6,526	5,129	17,395	15,003

Non-interest income:
Trust & farm management fees	364	343	1,192	1,045
Service charges on deposit accounts	936	845	2,416	2,377
Other service charges	357	278	953	877
Gain on sales of securities available-for-sale	21	0	50	182
Gain on sale of loans	0	0	0	465
Brokerage fee income	212	135	504	513
Mortgage banking income	198	123	527	406
Bank-owned life insurance income	169	137	444	420
Other operating income	38	39	120	124

Total non-interest income	2,295	1,900	6,206	6,409

Non-interest expense:
Salaries and employee benefits	3,621	2,770	9,608	8,228
Occupancy	428	354	1,105	1,018
Equipment expense	494	398	1,418	1,188
Federal insurance assessments	63	55	179	174
Intangible assets amortization	81	52	185	156
Data processing	202	187	605	556
Advertising	218	191	536	523
Other operating expense	1,095	880	2,861	2,667

Total non-interest expense	6,202	4,887	16,497	14,510

Income before income taxes	2,619	2,142	7,104	6,902
Income tax expense	580	509	1,665	1,719

Net income	$2,039	$1,633	$5,439	$5,183

Earnings per share:
Basic	0.63	0.53	1.75	1.67
Diluted	0.62	0.52	1.73	1.64

Basic weighted average shares outstanding	3,252,157	3,074,308	3,114,303	3,098,357
Diluted weighted average shares outstanding	3,283,682	3,127,810	3,139,371	3,167,894

See accompanying notes to consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2005	2004	2005	2004
Net income	$2,039	$1,633	$5,439	$5,183

Other comprehensive income (loss), net of tax

Unrealized holding gains (losses) arising during the period, net of tax	(1,126)	1,550	(959)	182
Less: Reclassification adjustment for realized gains on
sales of securities included in net income	(13)	0	(31)	(111)

Other comprehensive income (loss)	(1,139)	1,550	(990)	71

Comprehensive income	$900	$3,183	$4,449	$5,254

See accompanying notes to consolidated financial statements

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands except per share data)

For the Nine Months Ended September 30, 2005	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss) net of tax effect	Treasury Stock	Total

Balance, January 1, 2005	$20,699	$7,810	$42,156	$951	($19,247)	$52,369

Net income			5,439			5,439
Sale of 4,290 shares
of treasury stock		50			79	129
Purchase of 84,600 shares
of treasury stock					(2,633)	(2,633)
Exercise of stock options and
re-issuance of treasury
stock (43,891 shares)		777	(610)		762	929
Cash dividends
($.65 per share)			(2,059)			(2,059)
Issuance of 338,600 shares
of common stock	1,693	8,307				10,000
Other comprehensive loss,
net of $626 tax effect				(990)		(990)

Balance, September 30, 2005	$22,392	$16,944	$44,926	($39)	($21,039)	$63,184

For the Nine Months Ended September 30, 2004

Balance, January 1, 2004	$20,699	$7,020	$38,726	$1,275	($16,845)	$50,875

Net income			5,183			5,183
Sale of 3,174 shares
of treasury stock		46			45	91
Purchase of 92,000 shares
of treasury stock					(2,651)	(2,651)
Exercise of stock options and
re-issuance of treasury
stock (29,821 shares)		610	(475)		423	558
Cash dividends
($.56 per share)			(1,740)			(1,740)
Other comprehensive loss,
net of $45 tax effect				71		71

Balance, September 30, 2004	$20,699	$7,676	$41,694	$1,346	($19,028)	$52,387

See accompanying notes to consolidated financial statements

Schedule 4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30
	2005	2004

Operating activities:
Net income	$5,439	$5,183
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	1,100	994
Provision for loan losses	0	375
Amortization of other intangible assets	185	156
Amortization of premiums on investment
securities, net of accretion	1,029	1,294
Gain on securities transactions, net	(50)	(182)
Gain on sale of loans	0	(465)
FHLB stock dividends	(78)	(85)
Loans originated for sale	(28,405)	(28,858)
Proceeds from sales of loans originated for sale	27,824	29,546
Increase in accrued interest payable	1,185	45
Increase in accrued interest receivable	(1,642)	(531)
Increase in other assets	(5,517)	(439)
Increase (decrease) in other liabilities	1,975	(583)

Net cash provided by operating activities	3,045	6,450

Investing activities:
Proceeds from sales of investment securities available-for-sale	22,798	8,461
Proceeds from maturities of investment securities available-for-sale	25,232	20,869
Purchase of investment securities available-for-sale	(37,645)	(31,498)
Proceeds from maturities of investment securities held-to-maturity	241	388
Purchase of investment securities held-to-maturity	(900)	(870)
Proceeds from sale of credit card loans	0	2,585
Net increase in loans	(40,432)	(15,175)
Purchases of premises and equipment	(2,041)	(4,207)
Payment related to acquisition, net of cash and cash equivalents acquired	(43,501)	0

Net cash used in investing activities	(76,248)	(19,447)

Financing activities:
Net increase in deposits	28,859	8,153
Issuance of trust preferred securities	25,000	0
Net increase in borrowings	17,447	7,282
Issuance of common stock	10,000	0
Dividends paid	(2,059)	(1,740)
Purchases of treasury stock	(2,633)	(2,651)
Exercise of stock options and issuance of treasury stock	929	558
Sales of treasury stock	129	91

Net cash provided by financing activities	77,672	11,693

Increase (decrease) in cash and cash equivalents	4,469	(1,304)
Cash and cash equivalents at beginning of period	14,090	16,414

Cash and cash equivalents at September 30	$18,559	$15,110

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,985	$6,554
Income taxes	$1,246	$1,980
Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$532	$32

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

(1)   EARNINGS PER SHARE CALCULATION

        The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Numerator:
Net income	$2,039	$1,633	$5,439	$5,183

Denominator:
Basic earnings per share –
weighted average shares	3,252,157	3,074,308	3,114,303	3,098,357

Effect of dilutive securities –
stock options	31,525	53,502	25,068	69,537

Diluted earnings per share –
adjusted weighted average shares	3,283,682	3,127,810	3,139,371	3,167,894

Net income per share:

Basic	$0.63	$0.53	$1.75	$1.67
Diluted	$0.62	$0.52	$1.73	$1.64

(2)   ACQUISITION

        On July 31, 2005, the Corporation acquired 100% of the outstanding stock of Somonauk FSB Bancorp, Inc. (“Somonauk”), a $211.6 million bank holding company with offices in Somonauk, Newark, Sandwich, Plano and Millbrook, Illinois. The Corporation completed this acquisition in order to expand its market presence in this area. Somonauk was acquired for a purchase price of $49.6 million; $39.6 million paid in cash and the remaining $10 million paid in common stock resulting in the issuance of 338,600 shares. In conjunction with the acquisition, the Corporation issued $25.0 million in trust preferred securities and borrowed $15.0 million in secured notes. Of the $15.0 million in notes payable, $9.0 million was immediately repaid after the closing of the transaction.

        The following unaudited pro forma condensed combined financial information presents the results of operations of the Corporation had the acquisition taken place at the beginning of each period:

(in thousands)	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Net interest income	$20,174	$19,108

Provision for loan losses	126	470

Non-interest income	6,823	7,178
Non-interest expense	20,470	19,249

Income before income taxes	6,401	6,567
Income tax expense	1,407	1,162

Net income	$4,994	$5,405

Earnings per share:
Basic	$1.48	$1.57
Diluted	$1.47	$1.54

Basic weighted average
shares outstanding	3,377,245	3,436,957

Diluted weighted average
shares outstanding	3,408,770	3,506,494

        The unaudited pro forma condensed consolidated financial statements do not reflect any anticipated cost savings and revenue enhancements. Additionally, the Somonauk income statement for the first six months of 2005 includes merger-related expenses. Accordingly, the pro forma consolidated financial condition and results of operations of PNBC as of and after the merger may not be indicative of the results that actually would have occurred if the merger had been in effect during the periods presented or of the results that may be attained in the future.

        At the time of the acquisition, the subsidiary bank of Somonauk (Farmers State Bank) was immediately merged into Citizens First National Bank. The acquisition of Somonauk was accounted for under the purchase method of accounting, and accordingly, the assets and liabilities of Somonauk were adjusted to their fair market values as of the acquisition date. As of the date of this report, not all fair market value information has been obtained. Accordingly, the figures contained herein are estimates and will be adjusted to actual when the fair market value information is received. It is anticipated the final figures will not be materially different from the estimated amounts. The operating results of Somonauk have been consolidated with those of the Corporation from August 1, 2005. Goodwill was recorded in the amount of $19.1 million was recorded along with a core deposit intangible of $6.0 million which is being amortized over a fifteen year period.

(3)   GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill, net of accumulated amortization, totaled $20,416,000 at September 30, 2005 and $1,355,000 at December 31, 2004. The balance of intangible assets, net of accumulated amortization, totaled $7,126,000 and $1,317,000 at September 30, 2005 and December 31, 2004, respectively. The following table provides a reconciliation of the purchase price paid for the Somonauk acquisition and the amount of goodwill recorded:

Purchase Price		49,649,981
Less: Somonauk equity		(24,303,800)

Recorded Goodwill		25,346,181
Add: Direct Acquisition Costs		574,467
Less Purchase Accounting Adjustments:
Loans	1,227,130
CD’s	(63,900)
FHLB Advances	(71,876)
Core Deposit Intangible	(6,036,000)

		(4,944,646)
Deferred Taxes on purchase accounting
adjustments		(1,915,556)

Resulting Goodwill from Somonauk acquisition		19,060,446

        The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of September 30, 2005 and December 31, 2004.

	2005		2004
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$9,004	$(1,922)	$2,968	$(1,699)
Other intangible assets	160	(116)	160	(112)

Total	$9,164	$(2,038)	$3,128	$(1,811)

        Amortization expense totaled $185,000 for the nine months ended September 30, 2005 and $156,000 for the nine months ended September 30, 2004, respectively. The amortization expense will be approximately $137,000 for the remainder of 2005.

        The Corporation has originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. As of September 30, 2005 no impairment had been recorded during the year. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)

Balance, January 1, 2005	$1,405
Servicing rights capitalized	358
Amortization of servicing rights	(188)
Impairment of servicing rights	0

Balance, September 30, 2005	$1,575

        The Corporation services loans for others with unpaid principal balances at September 30, 2005 and December 31, 2004 of approximately $197,284,000, and $147,958,000, respectively.

        The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of September 30, 2005. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional servicing rights, changes in mortgage interest rates, actual prepayment speeds, and market conditions.

Estimated Amortization Expense:	Amount (in thousands)

For the three months ended December 31, 2005	$48
For the year ended December 31, 2006	190
For the year ended December 31, 2007	179
For the year ended December 31, 2008	167
For the year ended December 31, 2009	157
For the year ended December 31, 2010	147
Thereafter	687

(4)   STOCK BASED COMPENSATION

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

		For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,

(in thousands, except per share data)		2005	2004	2005	2004

Net Income as reported		$2,039	$1,633	$5,439	$5,183
Deduct: Stock-based compensation, net of
tax, that would have been reported
if the fair value based method had
been applied to all awards		(126)	(100)	(387)	(299)

Pro forma net income		$1,913	$1,533	$5,052	$4,884

Basic Earnings Per Share	As Reported	$0.63	$0.53	$1.75	$1.67
	Pro Forma	0.59	0.50	1.62	1.58

Diluted Earnings Per Share	As Reported	$0.62	$0.52	$1.73	$1.64
	Pro Forma	0.58	0.49	1.61	1.54

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three and nine months ended September 30, 2005 and 2004

        The following discussion provides information about Princeton National Bancorp, Inc.‘s (“PNBC” or the “Corporation”) financial condition and results of operations for the three and nine month periods ended September 30, 2005 and 2004. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS

        Net income for the third quarter of 2005 was $2,039,000, or basic earnings per share of $0.63 (diluted earnings per share of $0.62), as compared to net income of $1,633,000 in the second quarter of 2004, or basic earnings per share of $0.53 (diluted earnings per share of $0.52). This represents an increase of $406,000 (24.9%) or $.10 per basic and diluted share and is primarily attributable to the acquisition as mentioned in Note 2 of the Notes to Consolidated Financial Statements. Net income for the first nine months of 2005 was $5,439,000, or basic earnings per share of $1.75 (diluted earnings per share of $1.73), as compared to net income of $5,183,000, or basic earnings per share of $1.67 (diluted earnings per share of $1.64) for the first nine months of 2004. This represents an increase of $256,000 (4.9%) or $.08 per basic share and $.09 per diluted share and is due to the acquisition of Somonauk FSB Bancorp, Inc. (“Somonauk”) which more than offsets the income generated in 2004 from the sale of the subsidiary bank’s credit card portfolio ($285,000 after-tax). The annualized return on average assets and return on average equity were 0.94% and 13.71%, respectively, for the third quarter of 2005, compared with 1.05% and 12.76% for the third quarter of 2004. For the nine-month periods, the annualized return on average assets and return on average equity were 1.00% and 13.34%, respectively for 2005, compared with 1.13% and 13.63%, respectively for 2004.

        Net interest income before provision for loan losses was $6,526,000 for the third quarter of 2005, compared to $5,204,000 for the third quarter of 2004 (an increase of $1,322,000 or 25.4%). This improvement is the result of an increase in average interest-earning assets from the Somonauk acquisition in the third quarter compared to the prior year. As loan growth has continued and increases in the prime rate over the last twelve months have positively impacted the net interest margin, this improvement has been negatively impacted by interest rates increasing more rapidly on interest-bearing liabilities.

Accordingly, the Corporation’s net interest margin declined to 3.65% in the third quarter of 2005, a decrease from 3.88% in the second quarter of 2005 and 3.94% in the third quarter of 2004. Net interest income before provision for loan losses was $17,395,000 for the first nine months of 2005, compared to $15,378,000 for the first nine months of 2004 (an increase of $2,017,000 or 13.1%). For the nine months ended September 30, 2005, average interest-earning assets were $660.7 million compared to $557.5 million for the nine months ended September 30, 2004. The resulting net yield on interest-earning assets (on a fully taxable equivalent basis) decreased from 3.95% in the first three-quarters of 2004 to 3.80% in the first three-quarters of 2005.

        PNBC did not record a loan loss provision in the first nine months of 2005, due to an improving credit environment, compared to a provision of $75,000 in the third quarter of 2004 and $375,000 for the first nine months of 2004. Although the ratio of non-performing loans to total loans at September 30, 2005 of 0.44% is up from 0.12% at September 30, 2004, the increase is attributable to a commercial line of credit being transferred to non-accrual in January 2005. The loan continues to be in a paydown status and paydowns are being received on the line on a regular basis. The provision expense recorded is determined monthly by management’s evaluation of the risk characteristics of the loan portfolio. For the third quarter of 2005, PNBC had net charge-offs of $6,000, compared to net recoveries of $22,000 for the third quarter of 2004. For the nine-month comparable periods, PNBC had net charge-offs of $28,000 in 2005 and net charge-offs of $82,000 in 2004.

        Non-interest income totaled $2,295,000 for the third quarter of 2005, as compared to $1,900,000 in the third quarter of 2004, an increase of $395,000 (or 20.8%). This is a result of an increase in service charges on deposit accounts of $91,000 (or 10.8%), a result of the Somonauk acquisition, as well as increases in other service charges of $79,000 (or 28.4%), brokerage fee income of $77,000 (or 57.0%), and mortgage banking income of $75,000 (or 61.0%). Annualized non-interest income as a percentage of total average assets decreased to 1.06% for the third quarter of 2005, compared to 1.23% for the same period in 2004. Year-to-date in 2005, non-interest income totals $6,206,000 compared to $6,409,000 for the first nine months of 2004, a decrease of $203,000 (or 3.2%). The primary reason for the decrease is the sale of the subsidiary bank’s credit card portfolio ($465,000) in 2004, coupled with a decrease in the gains on sales of securities from $182,000 to $50,000 over the comparable time frames. Partially offsetting the decrease was an increase in trust and farm management fees of $147,000, an increase of 14.1% as assets under management have increased. Annualized non-interest income as a percentage of total average assets decreased to 1.14% for the first nine months of 2005, compared to 1.40% for the same period in 2004.

        Total non-interest expense for the third quarter of 2005 was $6,202,000, an increase of $1,315,000 (or 26.9%) from $4,887,000 in the third quarter of 2004. This increase was seen in all categories and is attributable to the Somonauk acquisition and non-capitalizable acquisition-related expenditures. Annualized non-interest expense as a percentage of total average assets decreased to 2.86% for the third quarter of 2005, compared to 3.16% for the third quarter of 2004. Year-to-date non-interest expenses for 2005 were $16,497,000, an increase of $1,987,000 (or 13.7%) from the $14,510,000 for the first nine months of 2004. This increase is also due the acquisition, particularly in salaries/employee benefits ($1,380,000 or 16.8%) and in equipment expenses of $230,000 (or 19.4%). Annualized non-interest expense as a percentage of total average assets have decreased to 3.03% for the first nine months of 2005, compared to 3.17% for the same period in 2004.

INCOME TAXES

        Income tax expense totaled $580,000 for the third quarter of 2005, as compared to $509,000 for the third quarter of 2004. The effective tax rate was 22.2% for the three month period ended September 30, 2005 compared to 23.8% for the three month period ended September 30, 2004. Income tax expense totaled $1,665,000 for the first nine months of 2005, compared to $1,719,000 for the first nine months of 2004. The effective tax rate was 23.4% for the nine months ended September 30, 2005 compared to 24.9% for the nine months ended September 30, 2004. The effective tax rate is lower quarter over quarter and year-to-date 2005 versus year-to-date 2004 due to an increase in the amount of tax-exempt investment securities.

ANALYSIS OF FINANCIAL CONDITION

        Total assets at September 30, 2005 increased to $927,529,000 from $655,738,000 at December 31, 2004 (an increase of $271.8 million or 41.4%), with $211.6 million coming from the Somonauk acquisition. Total deposits at September 30, 2005 increased to $784,170,000 from $573,561,000 at December 31, 2004 (an increase of $210.6 million or 36.7%). This increase also is due to the acquisition with $181.8 million attributable to Somonauk. Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan (“TT&L”) deposits, federal funds purchased, and Federal Home Loan Bank advances, increased from $25,535,000 at December 31, 2004 to $72,318,000 at September 30, 2005 (an increase of $46.8 million or 183.2%). As mentioned in the Notes to Consolidated Financial Statements, the Corporation issued $25.0 million in trust preferred securities and also increased notes payable by $6.0 million. Additionally, customers repurchase agreements increased by $12.0 million in the past nine months, as interest rates have become more favorable. Investment balances totaled $259,459,000 at September 30, 2005, compared to $188,809,000 at December 31, 2004 (an increase of $70.7 million or 37.4%) with $82.9 million coming from the Somonauk acquisition.

        Loan balances, net of unearned interest, increased to $565,744,000 at September 30, 2005, compared to $410,044,000 at December 31, 2004 (an increase of $155.7 million or 38.0%). $115.67 million of this increase is attributable to Somonauk loans with the remaining increase coming primarily in the commercial and residential real estate areas. Non-performing loans increased to $2,514,000 or 0.44% of net loans at September 30, 2005, as compared to $328,000 or 0.08% of net loans at December 31, 2004. Although non-performing loans increased from the low level at December 31, 2004, this increase is primarily due to one commercial credit, which continues to pay down and for which management expects no future losses.

ASSET QUALITY

        For the nine months ended September 30, 2005, the subsidiary bank charged off $171,000 of loans and had recoveries of $143,000, compared to charge-offs of $315,000 and recoveries of $233,000 during the nine months ended September 30, 2004. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At September 30, 2005, the allowance was $3,336,000 which is 132.7% of non-performing loans and 0.59% of total loans, compared with $2,524,000 which was 769.5% of non-performing loans and 0.62% of total loans at December 31, 2004.

        At September 30, 2005, impaired loans totaled $1,841,000 compared to $175,000 at December 31, 2004. This increase is also attributable to the aforementioned commercial credit in non-performing loans. The total amount of loans ninety days or more past due and still accruing interest at September 30, 2005 was $27,000 and at December 31, 2004 was $0. There was a specific loan loss reserve of $62,000 established for impaired loans as of September 30, 2005 compared to a specific loan loss reserve of $3,000 at December 31, 2004. PNBC’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of September 30, 2005.

CAPITAL RESOURCES

        In July 2005, a trust formed by the Corporation issued $25 million in trust preferred securities (“TPS”). LaSalle Bank National Association serves as trustee of the trust. The Corporation received a total of $25 million in net proceeds in the transaction by the issuance of debentures to the trust, as described in Note 2 of the Consolidated Financial Statements included elsewhere in this report. The trust sold the TPS in a non-public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additionally, the Corporation issued 338,600 shares of common stock in conjunction with the Somonauk acquisition.

        Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At September 30, 2005, total risk-based capital of PNBC was 11.19%, compared to 11.49% at December 31, 2004. The Tier 1 capital ratio decreased from 7.62% at December 31, 2004, to 7.05% at September 30, 2005, which is part of the Corporation’s long-term capital management plan. Total stockholders’ equity to total assets at September 30, 2005 decreased to 6.8% from 8.0% at December 31, 2004. The Corporation continues to be well-capitalized according to regulatory requirements.

LIQUIDITY

        Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by operating and financing activities, offset by those used in investing activities, resulted in a net increase in cash and cash equivalents of $4,469,000 from December 31, 2004 to September 30, 2005. This increase was primarily due to a net increase in deposits, the trust preferred issuance, net increase in borrowings, and the issuance of common stock, offset by the payment related to the acquisition and a net increase in loans. For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

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

        The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At September 30, 2005, commitments to extend credit and standby letters of credit were approximately $126,239,000 and $8,528,000, respectively.

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

EXPANSION PLANS

        On October 11, 2005 the Corporation opened a new full-service branch location in Plano, Illinois. Also, the Corporation has begun construction of a new branch facility in Aurora, Illinois. Construction will continue throughout the remainder of 2005, with an expected opening in the spring of 2006. Plans to build new full-service bank facility at the Elburn, Illinois property which was purchased in July of 2003, will begin in the fall of 2006.

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

        In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. The new guidance prescribes a three-step process to identify impairment of investment securities, classify impairment as either temporary or other-than-temporary, and recognize loss in the case of other-than-temporary impairment of investment securities. In September 2004, FASB issued a proposed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. FASB has delayed the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10 through 20 of Issue 03-1 will be superceded concurrent with the final issuance of FSP EITF Issue 03-1-a. The disclosure guidance in paragraphs 21 and 22 of Issue 03-1 remains effective. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, and the Corporation’s intent to hold the impaired investments at the time of the valuation.

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (123R), “Share-Based Payment”, an amendment of FASB Statements No. 123 and 95. SFAS No. 123R will require compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements, effective for the Corporation’s fiscal year beginning January 1, 2006 based on recent SEC guidance. The Corporation has summarized the pro forma impact of FAS 123R in Note 4 of the Notes to Consolidated Financial Statements, and anticipates that it will result in a reduction in earnings and earnings per share, beginning with the first quarter of 2006.

        In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (FAS 154). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and also applies to all voluntary changes in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Corporation’s consolidated financial statements.

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

	Nine Months Ended, September 30, 2005			Nine Months Ended, September 30, 2004

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Average Interest-Earning Assets

Interest-bearing deposits	$1,861	$43	3.12%	$944	$6	0.92%
Taxable investment securities	124,324	3,214	3.46%	104,358	2,408	3.08%
Tax-exempt investment securities	79,984	3,976	6.65%	63,927	3,244	6.78%
Federal funds sold	2,844	75	3.50%	1,020	8	1.04%
Net loans	451,661	21,660	6.41%	387,238	17,441	6.02%

Total interest-earning assets	660,674	28,968	5.86%	557,487	23,107	5.54%

Average non-interest earning assets	67,838			55,056

Total average assets	$728,512			$612,543

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$200,155	2,182	1.46%	$182,239	1,451	1.06%
Savings deposits	79,312	191	0.32%	59,672	159	0.36%
Time deposits	273,152	6,725	3.29%	233,292	4,668	2.67%
Interest-bearing demand notes
issued to the U.S. Treasury	726	15	2.82%	650	4	0.89%
Federal funds purchased and
securities repurchase agreements	22,437	456	2.72%	11,741	85	0.97%
Advances from Federal Home Loan Bank	6,014	240	5.34%	5,000	210	5.61%
Borrowings	9,463	361	5.10%	1,025	22	2.82%

Total interest-bearing liabilities	591,260	10,171	2.30%	493,619	6,599	1.79%

Net yield on average interest-earning assets		$18,797	3.80%		$16,508	3.95%

Average non-interest-bearing liabilities	82,755			68,119

Average stockholders’ equity	54,497			50,806

Total average liabilities and
stockholders’ equity	$728,512			$612,543

        The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Nine Months Ended Septmber 30,
	2005	2004

Net interest income as stated	$17,395	$15,378
Tax equivalent adjustment-investments	1,352	1,103
Tax equivalent adjustment-loans	51	27

Tax equivalent net interest income	$18,798	$16,508

Schedule 7.   Controls and Procedures

(a)	Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Senior Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)	Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended September 30, 2005 that could significantly affect those controls.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Trust Preferred Securities Indenture

10.1	Trust Preferred Securities Purchase Agreement

10.2	Trust Preferred Securities Declaration of Trust

10.3	Trust Preferred Securities Guaranty Agreement

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).

32.1	Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.