Form 10-K
period 2005-12-31
PRINCETON NATIONAL BANCORP INC
filed 2006-03-15
CIK 707855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

Commission File Number 0-20050

PRINCETON NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-32110283
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

606 South Main Street
Princeton, Illinois	61356-2080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (815) 875-4444

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The Nasdaq Stock Market

Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act.
   YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Sections 13 or 15(d) of the Act.
   YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☐      Accelerated filer   ☒      Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   YES  ☐    NO  ☒

        At February 20, 2006, 3,351,493 shares of Common Stock, $5.00 Par Value, were outstanding, and the aggregate market value of the common stock (based upon the closing representative bid price of the common stock on June 30, 2005 of $31.38, the last business day of the Registrant’s most recently completed second quarter, as reported by NASDAQ) held by nonaffiliates was approximately $105,169,850.

        Determination of stock ownership by nonaffiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

        Portions of the following documents are incorporated by reference:

2006 Notice and Proxy Statement for the Annual Meeting of Stockholders April 25, 2006 (the “Proxy Statement”) – Part III
and portions of the Corporation’s 2005 Annual Report (the “Annual Report”) – Part II

Page 1 of 62 pages

PART I

Item 1.   Business

        Princeton National Bancorp, Inc. (“PNBC”, the “Corporation”, or the “Company”) is a single-bank holding company which operates in one business segment conducting a full-service commercial banking and trust business through its subsidiary bank, Citizens First National Bank (“Citizens Bank”, “the Bank”, or the “subsidiary bank”). PNBC was incorporated as a Delaware corporation in 1981 in contemplation of the acquisition of all of the outstanding common stock of Citizens Bank and other future acquisitions. At December 31, 2005, the Corporation had consolidated total assets of $945,263,000 and stockholders’ equity of $63,144,000.

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

        Corporate policy, strategy and goals are established by the Board of Directors of PNBC. Pursuant to PNBC’s holding company philosophy, operational and administrative policies for the Bank are also established at the holding company level. Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which its offices are located. In 2005, the majority of the directors of PNBC also served as the directors of Citizens Bank, which further assists PNBC to directly implement its policies at Citizens Bank.

Acquisition and Expansion Strategy

        PNBC seeks to diversify both its market area and asset base and increase profitability through acquisitions and expansion. PNBC’s goal, as reflected by its acquisition policy, is to expand through the acquisition of established financial service organizations (primarily commercial banks to the extent suitable candidates may be identified) and by expanding into potential high-growth areas. In integrating acquisitions, PNBC focuses on, among other actions, implementing the policies established at Citizens Bank, improving asset quality, the net interest margin, and encouraging community involvement. In 2005, PNBC acquired Somonauk FSB Bancorp, Inc. and its subsidiary, Farmers State Bank, with branches in Somonauk, Millbrook, Newark and Sandwich (subsequently merged into Citizens Bank).

        PNBC will also consider establishing branch facilities as a means of expanding its presence into new market areas. PNBC opened new branch facilities in the Peru/LaSalle/Oglesby area in 1994, in Minooka in 1994, in Hampshire in 1995, in Henry in 1999, in Huntley in 2001, and in Plano in 2005. In early 2006, the construction of a new facility in Aurora, Illinois will be completed. The Company is also planning to construct a new facility in Elburn, Illinois in the next few years . Both of these suburban locations are located in rapidly growing communities that will provide significant loan and deposit growth opportunities, as well as increased revenue potential.

Citizens First National Bank

        Citizens Bank was organized in 1865 as a national banking association under the National Bank Act. Currently in its one hundred and forty-first year, Citizens Bank has nineteen offices in fifteen different communities in north central Illinois: DePue, Genoa, Hampshire, Henry, Huntley, Millbrook, Minooka, Newark, Oglesby, Peru, Plano, Princeton, Sandwich, Somonauk, and Spring Valley.

        Citizens Bank serves individuals, businesses and governmental bodies in Bureau, DeKalb, Grundy, Kane, Kendall, LaSalle, Marshall, McHenry and contiguous counties. Citizens Bank operates a full-service community commercial bank and trust business that offers a broad range of financial services to customers. Citizens Bank’s services consist primarily of commercial, real estate and agricultural lending, consumer deposit and financial services, and trust, brokerage, insurance, and farm management services.

Commercial, Real Estate, and Agricultural Lending

        Citizens Bank’s commercial loan department provides secured and to a much lesser extent unsecured loans, including real estate loans, to companies and individuals for business purposes and to governmental units within the Bank’s market area. As of December 31, 2005, Citizens Bank had commercial loans of $114.4 million (19.7% of the Bank’s total loan portfolio) and commercial real estate loans of $113.1 million (19.4% of the Bank’s total loan portfolio). Citizens Bank does not have a concentration of commercial loans in any single industry or business, except for loans to the agricultural industry as more fully disclosed below.

        Agricultural and agricultural real estate loans are primarily related to ventures within 30 miles of branch locations. As of December 31, 2005, Citizens Bank had agricultural loans of $73.9 million and agricultural real estate loans of $56.1 million, which represent approximately 12.7% and 9.6%, respectively, of the Bank’s total loan portfolio.

        Agricultural loans, many of which are secured by crops, machinery, and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The subsidiary bank’s agricultural loan department has the equivalent of five lending officers and works closely with all agricultural customers, including companies and individual farmers, assisting in the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely by the lending officers during the year. In addition, Citizens Bank works closely with governmental agencies, including the Farm Service Agency, to assist agricultural customers in obtaining credit enhancement products, such as loan guaranties.

        In accordance with its loan policy, Citizens Bank maintains a diversified loan portfolio. As part of its loan policy and community banking approach, Citizens Bank does not buy loan syndications with other lending institutions. In connection with its credit relationships, Citizens Bank encourages commercial and agricultural borrowers to maintain deposit accounts at the Bank.

Personal Financial Services

        The principal consumer services offered by Citizens Bank are demand, savings and time deposit accounts, home mortgage loans, installment loans, and brokerage services.

        One of the strengths of Citizens Bank is the stability of its retail deposit base. This stability is due primarily to the Bank’s service oriented competitive strategy and the economically diverse populations of the counties encompassing the nineteen banking offices. These locations provide convenience for customers and visibility for Citizens Bank. A variety of marketing strategies are used to attract and retain stable depositors, the most important of which is the officer call program. Nearly all officers of the Bank call on customers and potential customers of the Bank to maintain and develop relationships.

        Citizens Bank is active in consumer and mortgage lending with approximately $139.0 million in home mortgage loans (23.9% of the Bank’s total loan portfolio) and $48.1 million in consumer installment loans (8.3% of the Bank’s total loan portfolio) as of December 31, 2005. To better serve its retail customers, Citizens Bank is active in the secondary residential mortgage market. As a matter of policy, Citizens Bank does not hold, in portfolio, long term, fixed rate, single-family home mortgage loans, however, the servicing of such loans is maintained. As of December 31, 2005, Citizens Bank had $204.0 million of loans that have been sold, but servicing has been maintained. Management believes customers receive a higher level of quality service with this arrangement.

        Citizens Bank maintains twenty-four automated teller machines. The Bank is a member of NYCE as well as other major nationwide networks such as CIRRUS, PLUS, and STAR. To enhance customer service and convenience, Citizens Bank offers ATM & Debit Cards, which can be used anywhere VISA is accepted, and is viewed as a tremendous benefit to our customers. Citizens Bank also offers an entire host of Internet Banking services including Bill Pay as an additional and convenient alternative delivery mechanism for its product and service line.

        Citizens Bank continues to maintain an intensive sales training program, which includes team coaching, setting goals, measuring results, and reward recognition. In 2005, Citizens Bank again achieved record levels of product referrals and product sales.

Citizens Financial Advisors

        Further consolidation of the Trust and Farm Management Services with Investment Services to solidify Citizens Financial Advisors continued in 2005. The integration of these distinct areas improved the number of customer needs that were met by the department through the improved ability to provide the best product, service or the right qualified person to meet with our customers.

        Trust and Farm Management: Net revenue increased by an impressive 85% in 2005 over that produced in 2004. Commensurately, gross revenues improved to $1,601,500 from approximately $1,450,700 during the same period last year. These results represent a 10.4% year over year increase. Trust services contribution to the total increased from $1,246,700 in 2004 to $1,343,000 in 2005, an increase of 7.7%. Substantial increases in trading fee income obtained from a new securities trading relationship, as well as new profitable business relationships that developed with the acquisition of Farmers State Bank, were most influential in these positive results. Due to low rain amounts that fell in some areas, fees from farm management declined from $198,000 in 2004 to $188,200 in 2005, a decrease of 4.9%. However, fees from farm real estate activities exceeded $70,000 in 2005, from $6,000 in 2004 representing growth in excess of 1000%.

        Trust and Farm assets also eclipsed a company high water mark at the end of 2005 when the assets exceeded $253,000,000 as of December 31, 2005, marking the first time the total assets have exceeded a quarter of a billion dollars. These results represent more than a $12,000,000 leap in assets for 2005. Once again, new business relationships generated from the Farmers State Bank acquisition were most instrumental in this growth.

        Investment Services: There was a 14.9% growth in brokerage gross revenues as the total increased from $606,900 in 2004 to $697,300 in 2005. The $90,000 jump was brought about by the introduction of four new Client Advisors, bringing the total Client Advisors to six from only two at the end of 2004.

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

        The Bank may declare dividends out of undivided profits, except that until the surplus fund of the Bank is equal to its common capital, no dividend can be declared until one-tenth of the Bank’s net income for the applicable period has been carried to the surplus fund. The Bank, however, cannot declare or pay a dividend, if after making the dividend, the Bank would be undercapitalized. In addition, prior approval of the OCC is required if dividends declared by the Bank in any calendar year will exceed its net income for that year combined with its retained net income for the preceding two years. Under national banking regulations and capital guidelines, as of December 31, 2005, the Bank was authorized to distribute approximately $3,492,000 as dividends without prior approval from the OCC, based on net income for 2005 and retained net income for 2003 and 2004. As of January 1, 2006, retained net income for the prior two years was approximately $2,489,000 and during 2006 the Bank may pay dividends without prior approval from the OCC equal to that amount plus any 2006 net income. Future payments of dividends by the Bank will be dependent on individual regulatory capital requirements and levels of profitability. The ability of the Bank to pay dividends may be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy.

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

        At December 31, 2005, PNBC had a total capital to risk-weighted assets ratio of 9.76%, a Tier 1 capital to risk-based assets ratio of 9.26%, and a leverage ratio of 7.83%. PNBC is classified as adequately capitalized for the first ratio and well-capitalized for the last two ratios. The Corporation does intend to be above the 10% requirement to be well-capitalized for the Tier 1 ratio during 2006. At December 31, 2005, the Bank had a total capital to risk-weighted assets ratio of 10.23%, a Tier 1 capital to risk-weighted assets ratio of 9.74%, and a leverage ratio of 8.24%. The Bank is classified as well-capitalized for all three ratios.

        Currently, the Bank’s deposits are predominantly insured by the Bank Insurance Fund (the “BIF”) and certain deposits held by the Bank are insured through the Savings Association Insurance Fund (the “SAIF”). Both the BIF and SAIF are administered by the FDIC. Under the recently adopted Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”), the BIF will be merged with the SAIF during 2006.

        The FDIC has a risk-based assessment system for the deposit insurance provided to depositors at depository institutions whereby assessments to each institution are calculated upon the probability that the insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the insurance fund. The system utilizes nine separate assessment classifications based on an entity’s capital level and supervisory evaluation. Pursuant to the FDIRA, a new system for assessing insurance premiums based on risk will be adopted.

        The BIF and SAIF semi-annual assessment rates currently both range from 0 to 27 cents per $100 of domestic deposits. Assessments for subsequent periods will depend on the timetable for implementation of the FDIRA and the regulations adopted by the FDIC to implement the FDIRA. In addition to a new system for assessing insurance premiums based on risk, a number of other provisions of the FDIRA and the implementing regulations will impact future assessments. The FDIC will have flexibility to determine the level of reserves it will hold. Currently, the FDIC must hold reserves equal to 1.25 percent of insured deposits, but under the FDIRA, the FDIC will be able to set the reserve ratio annually between 1.15 percent and 1.50 percent. In addition, the FDIC will be required to pay dividends awarded on an historical basis to insured depository institutions whenever the reserve ratio exceeds 1.35 percent, although dividends may be suspended or limited if the FDIC determines there is a significant risk to the deposit insurance fund. Insured depository institutions also will receive a one-time credit which can be applied against the payment of future premiums. An increase in the rates assessed on the Bank could have an adverse effect on the earnings of PNBC and the Bank depending on the amount of the increase. Until FDIRA is fully implemented, it is not possible for the Bank to determine how these changes will impact the amount of deposit premiums it will pay in the future.

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

        Banks are permitted to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank can establish and acquire additional branches at any location in the state where any bank involved in the merger could have established or acquired branches under applicable federal or state law. In addition, the laws of some states, including Illinois, permit a bank with its main office in another state to establish de novo branches or to acquire a branch of another bank without acquiring the entire bank. Therefore, if the laws of another state so permit, the Bank could establish a de novo branch or acquire a branch of a bank in such state, even if the laws of such state require a reciprocal provision.

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

        As of December 31, 2005, Citizens Bank employed 254 full-time and 72 part-time employees. The Bank offers a variety of employee benefits. Citizens Bank employees are not represented by a union or a collective bargaining agreement, and employee relations are considered to be excellent.

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

        In order to implement PNBC’s community banking philosophy and to promote itself as a community oriented organization, the Bank has a formal officer call program. Nearly every officer of the Bank calls on existing or potential customers and is expected to become actively involved in leadership positions in community organizations. As of December 31, 2005, employees of the Bank participated in approximately 137 community organizations, providing nearly 9,600 hours of community service.

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

        You may also read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy statements and other information that we electronically file with the SEC.

Item 1A.   Risk Factors

        An investment in PNBC’s common stock is subject to risks inherent to the Corporation’s business. An investor should carefully consider the risks described below and information contained in this Annual Report on Form 10-K together with all of the other information incorporated by reference before deciding to purchase PNBC common stock. The risks and uncertainties described below are not the only ones facing the Corporation. Additional risks and uncertainties that management is not aware of or focused on or deems immaterial may arise or become material in the future and affect PNBC’s business. If any of these risks actually occur, PNBC’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of PNBC common stock could decrease significantly.

PNBC’s concentration of agricultural loans is subject to risks that could adversely affect earnings.

        PNBC’s agricultural and agricultural real estate loan portfolio total $130.0 million at December 31, 2005, comprising 22.3% of total loans. The primary risks associated with agricultural loans are weather and borrower’s management. In the event of catastrophic weather conditions, such as severe drought or flooding, these loans would represent a higher risk due to poor crop sales and reduced cash flow that could impact the borrowers’ ability to repay the loan on a timely basis.

Changes in interest rates could adversely impact the financial condition and results of operations.

        PNBC’s ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income. However, certain assets and liabilities may react differently to changes in market interest rates. In a period of changing rates, interest expense may increase at different rates than the interest earned. Accordingly, changes in interest rates could decrease net interest income.

The allowance for loan losses may not be sufficient to cover actual loan losses decreasing earnings.

        In determining the appropriate level of allowance for loan losses, management considers, among other things, the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful loans, underlying collateral, and other factors that, in management’s best judgment, deserve evaluation. Although management monitors the allowance monthly and considers it adequate to absorb probable losses at December 31, 2005, if any of the assumptions are incorrect, the allowance may not be sufficient to cover future loan losses. Future adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require the Corporation to significantly increase the level of its provision for loan losses resulting in a reduction of earnings.

The Internal Controls of PNBC may not be effective.

        Management reviews and tests on a quarterly basis its system of internal controls, disclosure controls and procedures, and corporate governance polices and procedures. Any system of internal controls, however well designed, is based on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are actually being met. Any failure or circumvention of these controls could have a material adverse affect on the Corporation’s financial condition and results of operations.

There is competition within the PNBC market areas which may limit growth and profitability.

        Because the banking business is highly competitive, PNBC faces significant competition both in originating loans and attracting deposits. Competition can not only be effected by the pricing of loans and deposits, but also by the variety of products offered. The ability of the Corporation to continue to grow in the markets served while effectively managing interest rate risk is contingent upon being able to operate in this competitive environment, which ultimately effects the Corporation’s profitability.

The success of PNBC is dependent on hiring and retaining key personnel.

        PNBC’s performance is largely dependent on the talents and efforts of highly skilled individuals. The Corporation relies on key personnel to manage and operate its business and the loss of any of these individuals may adversely affect the Corporation’s ability to maintain and/or manage the business effectively. This could have a material adverse affect on the Corporation’s financial condition and results of operations.

PNBC operates in a highly regulated environment.

        PNBC is subject to extensive regulation, supervision and examination. Any changes in the regulations or applicable laws and the failure of the Corporation to comply with any of the regulations and laws could have a material adverse effect on the Corporation’s financial condition and results of operations.

Item 1B.   Unresolved Staff Comments

        None.

Item 2.   Properties

        PNBC’s headquarters and Citizens Bank’s principal offices are located at 606 South Main Street, Princeton, Illinois. Also located at this address is an annex completed in 1990 that contains, among others, the trust and farm management departments. The two buildings at this location are owned by Citizens Bank and contain approximately 36,000 square feet of space, all of which is occupied by PNBC and Citizens Bank. Citizens Bank also has two drive-up facilities in Princeton and branch offices in DePue, Genoa, Hampshire, Henry, Huntley, Millbrook, Minooka, Newark, Oglesby, Peru, Plano, Sandwich, Somonauk and Spring Valley. Citizens Bank is the owner of each of these facilities. None of the facilities owned by the Bank are subject to a mortgage. Additionally, the mortgage banking department of the Bank is located in Spring Valley in a separate location from the branch office. This location is not owned by the Bank and is rented by lease agreement. For additional information regarding these properties, see Footnote 6 of Item 8 of this report.

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

Item 4.   Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the security holders during the fourth quarter of 2005.

Supplemental Item – Executive Officers

        The following table sets forth information regarding the executive officers:

Name	Age	Position
Tony J. Sorcic	52	President & Chief Executive Officer
James B. Miller	50	Executive Vice President & Commercial Banking Officer
Todd D. Fanning	43	Senior Vice President & Chief Financial Officer
Jacqualyn L. Funderberg	45	Senior Vice President – Consumer Banking
Patrick Murray	53	Senior Vice President – Citizens Financial Advisors
Robert B. Schneider	65	Senior Vice President & Chief Fiduciary Administrative Officer

        Tony J. Sorcic has been President and Chief Executive Officer of PNBC since January, 1997, and first became a director of PNBC in 1986. He joined Citizens Bank in 1981 as Assistant Vice President of Operations and became Executive Vice President in 1986. Mr. Sorcic was named President and Chief Executive Officer of Citizens Bank in 1995.

        James B. Miller joined Citizens Bank in 1979 as an agricultural loan officer and has been the Executive Vice President of PNBC since 1996. Mr. Miller currently is the Executive Vice President and Commercial Banking Manager of Citizens Bank.

        Todd D. Fanning joined Citizens Bank in 1990 as Assistant Vice President and Controller. He became Vice President & Chief Financial Officer in 1997. Mr. Fanning was named Senior Vice-President & Chief Financial Officer in 2005 and remains in that capacity.

        Jacqualyn L. Funderberg joined Citizens Bank in 1994 as Assistant Vice President & Branch Manager. Ms. Funderberg became Senior Vice President – Consumer Banking in 2002 and remains in that capacity.

        Patrick Murray joined Citizens Bank in 2004 as Senior Vice President in charge of Citizens Financial Advisors and remains in that capacity.

        Robert B. Schneider joined Citizens Bank in 1995 as Senior Vice President and Trust Officer, and remains in that capacity.

PART II

Item 5.   Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Prices		Cash Dividends Declared
	High	Low
2005
Fourth Quarter	$34.00	$32.50	$.38
Third Quarter	34.00	30.50	.22
Second Quarter	31.65	29.40	.22
First Quarter	30.99	28.80	.21

2004
Fourth Quarter	$29.50	$28.30	$.40
Third Quarter	29.45	28.75	.19
Second Quarter	29.75	28.15	.19
First Quarter	29.10	26.92	.18

        On December 31, 2005, PNBC had 840 registered holders of record of its Common Stock.

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

(c)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended December 31, 2005:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of a publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
10/1/05 – 10/31-05	0	$0.00	0	15,400
11/1-05 – 11/30-05	10,000	$33.64	10,000	5,400
12/1-05 – 12/31/05	5,400	$33.40	5,400	0

Total	15,400	$33.56	15,400	0

(1)	Shares purchased under the program announced on January 24, 2005. Program was completed in December, 2006 when all 100,000 shares were purchased under the program.

Item 6.   Selected Financial Data

        Information regarding the Corporation’s selected financial data is included on page 40 of the Corporation’s Annual Report, which information is incorporated by reference herein.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Information regarding the Corporation’s management’s discussion and analysis of financial condition and results of operations is included on pages 29-38 in the Corporation’s Annual Report, which information is incorporated by reference herein.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

        The information required by Item 305 of Regulation S-K is contained in the Corporation’s Annual Report on pages 36 and 37, under the headings “Asset Liability Management” and “Contractual Obligations and Off-Balance Sheet Arrangements”, which information is incorporated herein by reference.

Item 8.   Consolidated Financial Statements and Supplementary Data

        Information regarding the Corporation’s consolidated financial statements and supplementary data is included on pages 9-28 and page 39 in the Corporation’s Annual Report, which information is incorporated by reference herein.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.   Controls and Procedures

(a)	Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)	Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended December 31, 2005 that could significantly affect those controls.

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

        Information regarding executive officers and directors of the Corporation and the Corporation’s Audit Committee is included in the Corporation’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2006 (the “Proxy Statement”) under the caption “Proposal 1-Election of Directors”, which information is incorporated by reference herein.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	302,718	$27.52	172,806
Equity compensation plans not approved by security holders	N/A	N/A	20,203	(1)

Total	302,718	$27.52	193,009

(1)	Represents shares issuable under the Company’s Amended and Restated Employee Stock Purchase Plan (the “ESPP”). The ESPP is a broad-based plan which was originally adopted by the Company in October, 1994 and has been amended and restated to increase the number of shares issuable under the ESPP to the current maximum of 80,000 shares. Under the ESPP, eligible employees and directors may purchase PNBC common stock without incurring any brokerage commissions or service charges using lump sum contributions and/or payroll deductions, in the case of employees.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003.

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

PRINCETON NATIONAL BANCORP, INC.

By:	/s/ Tony J. Sorcic
Tony J. Sorcic, President and Chief Executive Officer
Date:	March 13, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tony J. Sorcic	President and Chief Executive Officer and Director	March 13, 2006
(Principal Executive Officer)
Tony J. Sorcic

/s/ Todd D. Fanning	Senior Vice-President & Chief Financial Officer	March 13, 2006
(Principal Accounting and Financial Officer)
Todd D. Fanning

/s/ Craig O. Wesner	Chairman of the Board	March 13, 2006

Craig O. Wesner

/s/ Daryl Becker	Director	March 13, 2006

Daryl Becker

/s/ Gary C. Bruce	Director	March 13, 2006

Gary C. Bruce

Director

Sharon L. Covert

Director

John R. Ernat

/s/ Donald E. Grubb	Director	March 13, 2006

Donald E. Grubb

/s/ Mark Janko	Director	March 13, 2006

Mark Janko

Director

Willard Lee

/s/ Thomas M. Longman	Director	March 13, 2006

Thomas M. Longman

Director

Ervin I. Pietsch

/s/ Stephen W. Samet	Director	March 13, 2006

Stephen W. Samet

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Princeton National Bancorp, Inc. (“PNBC”) (incorporated by reference to Exhibit 3.1 to the PNBC Registration Statement on Form S-1 (Registration No. 33-46362) (the "S-1 Registration Statement")).

3.2	By-Laws of PNBC (as amended January 27, 2003) (incorporated by reference to Exhibit 3.2 of the 2002 PNBC Annual Report on Form 10-K).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from Registration Statement on Form 8-A filed by PNBC on August 1, 2003 (File No. 000-20050)) incorporated by reference to Exhibit 4.1 of the 2004 PNBC Annual Report on Form 10-K).

4.2	Trust Preferred Securities Indenture (incorporated by reference to Exhibit 4.1 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.1*	Employment Agreement, dated as of January 8, 2003 between PNBC and James B. Miller. (incorporated by reference to Exhibit 10.2 of the 2002 PNBC Annual Report on Form 10-K).

10.2*	Employment Agreement, dated as of October 23, 2000, between PNBC and Tony J. Sorcic (incorporated by reference to Exhibit 10.2 of the 2000 PNBC Annual Report on Form 10-K).

10.3*	Citizens First National Bank Profit Sharing Plan, as amended and restated January 1, 1989 (incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement).

10.4*	Citizens First National Bank Defined Contribution Plan and Trust, as amended and restated January 1, 1989 (incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement).

10.5*	Princeton National Bancorp, Inc. Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 6, 1998).

10.6*	Princeton National Bancorp, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the 2001 PNBC Annual Report on Form 10-K).

10.7*	Princeton National Bancorp, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 of the 2001 PNBC Annual Report on Form 10-K).

10.8*	Princeton National Bancorp, Inc. 2003 Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 19, 2003).

10.9*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.9 of the 2004 PNBC Annual Report on Form 10-K).

10.10*	Amendment to Stock Option Agreement.

Exhibit Number	Exhibit

10.11	Trust Preferred Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.12	Trust Preferred Securities Declaration of Trust (incorporated by reference to Exhibit 10.2 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.13	Trust Preferred Securities Guarantee Agreement (incorporated by reference to Exhibit 10.3 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

13	Portions of 2005 Annual Report to Shareholders.

14	Code of Ethics (incorporated by reference to Exhibit 14 of the 2003 PNBC Annual Report on Form 10-K).

21	Subsidiaries of PNBC.

23	Consent of KPMG LLP.

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).

32.1	Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1	Report of Management on Internal Control Over Financial Reporting

99.2	Report of Independent Registered Public Accounting Firm

*  Management contract or compensatory plan.