Form 10-Q
period 2006-03-31
PRINCETON NATIONAL BANCORP INC
filed 2006-05-09
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

Commission File Number 0-20050

PRINCETON NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3210283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer
Accelerated filer	X
Non-accelerated filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of April 19, 2006, the registrant had outstanding 3,394,794 shares of its $5 par value common stock.

Part I: FINANCIAL INFORMATION

The unaudited consolidated financial statements of Princeton National Bancorp, Inc. and Subsidiary and management’s discussion and analysis of financial condition and results of operation are presented in the schedules as follows:

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

Part II: OTHER INFORMATION

Item 1A. Risk Factors

An investment in PNBC’s common stock is subject to risks inherent to the Corporation’s business. An investor should carefully consider the risks described below and information contained in this Form 10-Q together before deciding to purchase PNBC common stock. The risks and uncertainties described below are not the only ones facing the Corporation. Additional risks and uncertainties that management is not aware of or focused on or deems immaterial may arise or become material in the future and affect PNBC’s business. If any of these risks actually occur, PNBC’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of PNBC common stock could decrease significantly.

PNBC’s concentration of agricultural loans is subject to risks that could adversely affect earnings.

PNBC’s agricultural and agricultural real estate loan portfolio total $138.1 million at March 31, 2006, comprising 24.4% of total loans. The primary risks associated with agricultural loans are weather and borrower’s management. In the event of catastrophic weather conditions, such as severe drought or flooding, these loans would represent a higher risk due to poor crop sales and reduced cash flow that could impact the borrowers’ ability to repay the loan on a timely basis.

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

In determining the appropriate level of allowance for loan losses, management considers, among other things, the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful loans, underlying collateral, and other factors that, in management’s best judgment, deserve evaluation. Although management monitors the allowance monthly and considers it adequate to absorb probable losses at March 31, 2006, if any of the assumptions are incorrect, the allowance may not be sufficient to cover future loan losses. Future adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require the Corporation to significantly increase the level of its provision for loan losses resulting in a reduction of earnings.

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

Because the banking business is highly competitive, PNBC faces significant competition both in originating loans and attracting deposits. Competition can not only be effected by the pricing of loans and deposits, but also by the variety of products offered. The ability of the Corporation to continue to grow in the markets served while effectively managing interest rate risk is contingent upon being able to operate in this competitive environment, which ultimately affects the Corporation’s profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

The Corporation sold an aggregate of 4,837 shares of common stock for a total purchase price of $162,000 during the quarter ended March 31, 2006. The shares were sold pursuant to the Citizens First National Bank 401(k) and profit sharing plan.

(c)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended March 31, 2006:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
1/1/06 - 1/31/06	0	$0.00	0	0
2/1/06 - 2/28/06	0	$0.00	0	0
3/1/06 - 3/31/06	0	$0.00	0	0
Total	0	$0.00	0	0

(1)	The Corporation completed the repurchase program of 100,000 shares announced on January 24, 2005 on December 1, 2005.

(2)

On April 25, 2006, the Board of Directors approved the repurchase of up to an aggregate of 100,000 shares of our common stock pursuant to a repurchase program announced the same day (“the Program”). The expiration date of this Program is April 25, 2007. Unless terminated earlier by resolution of our Board of Directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

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

PRINCETON NATIONAL BANCORP, INC.

By	/s/ Tony J. Sorcic	By	/s/ Todd D. Fanning
	Tony J. Sorcic		Todd D. Fanning
	President & Chief Executive Officer		Sr. VP & Chief Financial Officer
	May 9, 2006		May 9, 2006

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2006 (unaudited)	December 31, 2005

ASSETS
Cash and due from banks	$14,449	$23,635
Interest-bearing deposits with financial institutions	153	110
Federal funds sold	7,400	0

Total cash and cash equivalents	22,002	23,745

Loans held for sale, at lower of cost or market	3,526	2,587

Investment securities:
Available-for-sale, at fair value	221,262	235,371
Held-to-maturity, at amortized cost (fair value of $16,386 and $16,274)	16,376	16,115

Total investment securities	237,638	251,486

Loans:
Loans, net of unearned interest	566,906	581,724
Allowance for loan losses	(3,010)	(3,109)

Net loans	563,896	578,615

Premises and equipment, net of accumulated depreciation	27,385	26,412
Bank-owned life insurance	20,765	20,434
Accrued interest receivable	7,419	8,714
Goodwill	22,673	22,665
Intangible assets, net of accumulated amortization	6,613	6,843
Other real estate owned	467	468
Other assets	16,081	3,294

TOTAL ASSETS	$928,465	$945,263

LIABILITIES
Deposits:
Demand	$96,445	$103,622
Interest-bearing demand	200,321	222,675
Savings	116,277	109,491
Time	374,997	362,770

Total deposits	788,040	798,558

Borrowings:
Customer repurchase agreements	27,738	29,375
Advances from the Federal Home Loan Bank	8,352	8,346
Interest-bearing demand notes issued to the U.S. Treasury	176	2,154
Federal funds purchased	0	1,000
Trust Preferred securities	25,000	25,000
Note payable	6,650	6,700

Total borrowings	67,916	72,575

Other liabilities	8,114	10,986

TOTAL LIABILITIES	864,070	882,119

STOCKHOLDERS’ EQUITY
Common stock: $5 par value, 7,000,000 shares authorized; 4,478,296 issued at
March 31, 2006 and at December 31, 2005	22,392	22,392
Surplus	17,835	16,968
Retained earnings	46,151	45,786
Accumulated other comprehensive loss, net of tax	(1,381)	(482)
Less: Cost of 1,083,502 and 1,131,853 treasury shares at
March 31, 2006 and December 31, 2005, respectively	(20,602)	(21,520)

TOTAL STOCKHOLDERS’ EQUITY	64,395	63,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$928,465	$945,263

See accompanying notes to consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except share data)

	For the Three Months Ended March 31
	2006	2005

Interest income:
Interest and fees on loans	$9,744	$6,291
Interest and dividends on investment securities	2,551	1,705
Interest on federal funds sold	14	1
Interest on interest-bearing time deposits in other banks	4	1

Total interest income	12,313	7,998

Interest expense:
Interest on deposits	4,854	2,441
Interest on borrowings	930	182

Total interest expense	5,784	2,623

Net interest income	6,529	5,375
Provision for loan losses	10	0

Net interest income after provision for loan losses	6,519	5,375

Non-interest income:
Trust & farm management fees	405	397
Service charges on deposit accounts	997	708
Other service charges	390	262
Gain on sales of securities available-for-sale	60	20
Gain on sale of loans	90	0
Brokerage fee income	144	160
Mortgage banking income	186	131
Bank-owned life insurance income	186	139
Other operating income	41	58

Total non-interest income	2,499	1,875

Non-interest expense:
Salaries and employee benefits	4,032	2,954
Occupancy	471	342
Equipment expense	705	465
Federal insurance assessments	79	58
Intangible assets amortization	163	52
Data processing	305	194
Advertising	195	156
Other operating expense	1,132	776

Total non-interest expense	7,082	4,997

Income before income taxes	1,936	2,253
Income tax expense	286	545

Net income	$1,650	$1,708

Earnings per share:
Basic	0.49	0.56
Diluted	0.49	0.55

Basic weighted average shares outstanding	3,362,332	3,055,021
Diluted weighted average shares outstanding	3,385,248	3,081,018

See accompanying notes to consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31
	2006	2005

Net income	$1,650	$1,708

Other comprehensive loss, net of tax

Unrealized holding losses arising during the period, net of tax	(862)	(1,100)
Less: Reclassification adjustment for realized gains on
sales of securities included in net income	(37)	(12)

Other comprehensive loss	(899)	(1,112)

Comprehensive income	$751	$596

See accompanying notes to consolidated financial statements

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands except per share data)

For the Three Months Ended March 31, 2006	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss) net of tax effect	Treasury Stock	Total

Balance, January 1, 2006	$22,392	$16,968	$45,786	($ 482)	($21,520)	$63,144

Net income			1,650			1,650
Exercise of stock options and re-issuance of treasury stock (48,351 shares)		867	(480)		918	1,305
Cash dividends ($.24 per share)			(805)			(805)
Other comprehensive loss, net of $626 tax effect				(899)		(899)

Balance, March 31, 2006	$22,392	$17,835	$46,151	($ 1,381)	($20,602)	$64,395

For the Three Months Ended March 31, 2005

Balance, January 1, 2005	$20,699	$7,810	$42,156	$951	($19,247)	$52,369

Net income			1,708			1,708
Sale of 2,348 shares of treasury stock		30			39	69
Purchase of 35,100 shares of treasury stock					(1,075)	(1,075)
Exercise of stock options and re-issuance of treasury stock (16,365 shares)		298	(213)		237	322
Cash dividends ($.21 per share)			(642)			(642)
Other comprehensive loss, net of $703 tax effect				(1,112)		(1,112)

Balance, March 31, 2005	$20,699	$8,138	$43,009	($ 161)	($20,046)	$51,639

See accompanying notes to consolidated financial statements

Schedule 4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31
	2006	2005

Operating activities:
Net income	$1,650	$1,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	531	336
Provision for loan losses	10	0
Amortization of other intangible assets	163	52
Amortization of premiums on investment securities, net of accretion	189	387
Gain on sales of securities, net	(60)	(20)
Gain on sale of loans	(90)	0
FHLB stock dividends	(24)	(27)
Loans originated for sale	(10,495)	(7,903)
Proceeds from sales of loans originated for sale	9,556	7,028
Increase in accrued interest payable	154	151
Decrease in accrued interest receivable	1,295	756
Increase in other assets	(13,125)	(482)
(Decrease) increase in other liabilities	(2,457)	95

Net cash (used in) provided by operating activities	(12,703)	2,081

Investing activities:
Proceeds from sales of investment securities available-for-sale	4,004	1,106
Proceeds from maturities of investment securities available-for-sale	11,086	8,344
Purchase of investment securities available-for-sale	(2,598)	(5,726)
Proceeds from maturities of investment securities held-to-maturity	852	35
Purchase of investment securities held-to-maturity	(1,080)	(695)
Proceeds from sale of loans	16,590	0
Net increase in loans	(1,699)	(13,156)
Purchases of premises and equipment	(1,504)	(449)

Net cash provided by (used in) investing activities	25,651	(10,541)

Financing activities:
Net (decrease) increase in deposits	(10,526)	5,596
Net (decrease) increase in borrowings	(4,665)	1,180
Dividends paid	(805)	(642)
Purchases of treasury stock	0	(1,075)
Exercise of stock options and issuance of treasury stock	1,305	322
Sales of treasury stock	0	69

Net cash (used in) provided by financing activities	(14,691)	5,450

Decrease in cash and cash equivalents	(1,743)	(3,010)
Cash and cash equivalents at beginning of period	23,745	14,090

Cash and cash equivalents at March 31	$22,002	$11,080

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,630	$2,472
Income taxes	$125	$125

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$7	$0

See accompanying notes to consolidated financial statements

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the consolidated financial statements and notes included in the Registrant’s 2005 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

(1) EARNINGS PER SHARE CALCULATION

        The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended March 31,
	2006	2005

Numerator:
Net income	$1,650	$1,708

Denominator:
Basic earnings per share-
weighted average shares	3,362,332	3,055,021

Effect of dilutive securities-
stock options	22,916	25,997

Diluted earnings per share-
adjusted weighted average shares	3,385,248	3,081,018

Net income per share:

Basic	$0.49	$0.56
Diluted	$0.49	$0.55

(2) GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill, net of accumulated amortization, totaled $22,673,000 at March 31, 2006 and $22,665,000 at December 31, 2005, an increase of $8,000 for purchase accounting adjustments in the first quarter of 2006. The balance of intangible assets, net of accumulated amortization, totaled $6,613,000 and $6,843,000 at March 31, 2006 and December 31, 2005, respectively.

        The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of March 31, 2006 and December 31, 2005.

(in thousands)

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$9,004	$(2,427)	$9,004	$(2,199)
Other intangible assets	160	(124)	160	(122)

Total	$9,164	$(2,551)	$9,164	$(2,321)

        Amortization expense of the intangible assets in the table above totaled $230,000 for the three months ended March 31, 2006 and $52,000 for the three months ended March 31, 2005, respectively, with the increase related to the amortization of the core deposit intangible of $178,000, resulting from the acquisition in August, 2005. The amortization expense of these intangible assets will be approximately $690,000 for the remainder of 2006.

        The Corporation has originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. As of March 31, 2006, no impairment had been recorded during the year. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)

Balance, January 1, 2006	$2,002
Servicing rights capitalized	279
Amortization of servicing rights	(52)
Impairment of servicing rights	0

Balance, March 31, 2006	$2,229

        The Corporation services loans for others with unpaid principal balances at March 31, 2006 and December 31, 2005 of approximately $202,652,000, and $202,042,000, respectively.

        The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of March 31, 2006. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional servicing rights, changes in mortgage interest rates, actual prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the nine months ended December 31, 2006	$198
For the year ended December 31, 2007	252
For the year ended December 31, 2008	237
For the year ended December 31, 2009	222
For the year ended December 31, 2010	208
For the year ended December 31, 2011	195
Thereafter	917

(3) STOCK BASED COMPENSATION

        Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R (“FASB 123R”) requiring the recording of future compensation expense based on grant date fair value with regard to stock options as opposed to recording compensation expense equal to the intrinsic value of stock options on grant date which generally resulted in no compensation expense being recorded. On December 20, 2005, the Company announced that the Personnel Policy and Salary Committee of the Board of Directors approved the accelerated vesting of all outstanding unvested stock options to purchase shares of common stock of PNBC granted through the Company’s non-qualified stock option plan. The unvested options related to awards granted in 2003 and 2004 to directors and officers of the Company. All of the unvested options were in the money at the date vesting was accelerated, in a range from $4.42 to $22.06 per share. There was no compensation cost recognized in the financial statements from the vesting decision. By accelerating the vesting of these options, the Company estimates approximately $925,000 of future compensation expense will be eliminated, which the Company believes is in the best interests of the shareholders. Options to purchase 142,133 shares of PNBC common stock, which otherwise would have vested from time to time over the next two years, became immediately exercisable as a result of this decision. The remaining terms for each of the options granted remain the same. This acceleration became effective as of December 31, 2005. Additionally, the Company announced the stock option award for 2005 of 80,700 shares was granted with full vesting. This decision was made to eliminate additional future compensation expense of approximately $163,000 for each of the next three years, beginning in 2006.

        The number of shares of common stock authorized under the stock option plans is 502,500. The option exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed ten ears. A summary of the stock option activity and related information follows:

	Three Months Ended March 31, 2006		Twelve Months Ended December 31, 2005
	Shares	Average Exercise Price	Shares	Average Exercise Price

Beginning of period balance	302,718	$27.52	271,184	$24.10
Granted	-0-	n/a	80,700	33.25
Exercised	48,351	23.13	45,164	17.26
Forfeited	-0-	n/a	4,002	27.46

End of period balance	254,367	$28.35	302,718	$27.52

Options exercisable	254,367		302,718
Fair value of options granted during the year	$6.26		$6.07
Average exercise price	$28.35		$27.52

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three months ended March 31, 2006 and 2005

        The following discussion provides information about Princeton National Bancorp, Inc.‘s (“PNBC” or the “Corporation”) financial condition and results of operations for the quarters ended March 31, 2006 and 2005. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS

        Net income for the first quarter of 2006 was $1,650,000, or basic and diluted earnings per share of $0.49, as compared to net income of $1,708,000 in the first quarter of 2005, or basic earnings per share of $0.56 (diluted earnings per share of $0.55). This represents a decrease of $58,000 (3.4%) or $.07 per basic share and $.06 per diluted share. The lower net income figure is primarily due to the lower net yield on interest-earning assets discussed in the paragraph below and increased salary expenses from the hiring and training of the Aurora staff for the anticipated 2nd quarter opening of that office. The annualized return on average assets and return on average equity were 0.72% and 10.54%, respectively, for the first quarter of 2006, compared with 1.06% and 13.24% for the first quarter of 2005.

        Net interest income before provision for loan losses was $6,529,000 for the first quarter of 2006, compared to $5,375,000 for the first quarter of 2005 (an increase of $1,154,000 or 21.5%). This increase is a result of an increase in average interest-earning assets of $230.3 million over the past twelve months, after the acquisition of Somonauk FSB Bancorp, Inc. (“FSB”) on August 1, 2005. For the three months ended March 31, 2006, average interest-earning assets were $825.9 million compared to $595.6 million for the three months ended March 31, 2005. However, the resulting net yield on interest-earning assets (on a fully taxable equivalent basis) decreased to 3.52% in the first quarter of 2006 from 3.94% in the first quarter of 2005, further contributing to the lower net income reported above. As interest rates have risen quickly over the past year, the yield on interest-earning assets (increased 64 basis points) has not been able to keep pace with the rising cost of interest-bearing liabilities (increased 106 basis points). A further increase to the cost of interest-bearing liabilities has occurred because more deposits are moving into time deposits away from lower-costing interest-bearing demand deposits.

        The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. For the first quarter of 2006, PNBC had net charge-offs of $109,000, compared to net charge-offs of $11,000 for the first quarter of 2005. PNBC recorded a loan loss provision of $10,000 in the first quarter of 2006 compared to a provision of $0 in the first quarter of 2005.

        Non-interest income totaled $2,499,000 for the first quarter of 2006, compared to $1,875,000 in the first quarter of 2005, an increase of $624,000 (or 33.3%). Service charges on deposits and Other service charges had the largest increases of $289,000 and $128,000, respectively, due to a larger customer base following the FSB acquisition. The Corporation recorded gains from the sales of securities available-for-sale of $60,000 in the first three months of 2006 compared to $20,000 for the first three months of 2005. Additionally, the Corporation recorded a pre-tax gain of $90,000 in conjunction with the sale of $16,500,000 of first mortgage loans. These funds will be used to meet the Corporation’s short-term liquidity needs and fund future loans at higher interest rates, thus improving the net interest margin. The servicing of these loans was retained which will help further increase non-interest income. Annualized non-interest income as a percentage of total average assets decreased from 1.16% for the first three months of 2005, to 1.09% for the same period in 2006.

        Total non-interest expense for the first quarter of 2006 was $7,082,000, an increase of $2,085,000 (or 41.7%) from $4,997,000 in the first quarter of 2005. All categories of non-interest expense were higher due to the increased number of employees and facilities resulting from the FSB acquisition and the opening of a new location in Plano during the 4th quarter of 2005. Additionally, as mentioned above, contributing to the increase in salaries/employee benefits, was the hiring in the first quarter of 2006 of the staff for the Aurora office which is scheduled to open in the second quarter of 2006. Annualized non-interest expense as a percentage of total average assets also increased to 3.09% for the first three months of 2006, compared to 3.06% for the same period in 2005.

INCOME TAXES

        Income tax expense totaled $286,000 for the first quarter of 2006, as compared to $545,000 for the first quarter of 2005. The effective tax rate was 14.8% for the three month period ended March 31, 2006 and 24.2% for the three month period ended March 31, 2005. The lower effective tax rate in 2006 is due to a significant increase in the amount of tax-exempt investment securities in the Corporation’s investment portfolio as well as a lower pre-tax income.

ANALYSIS OF FINANCIAL CONDITION

        Total assets at March 31, 2006 decreased to $928,465,000 from $945,263,000 at December 31, 2005 (a decrease of $16.8 million or 1.8%). Investment balances totaled $237,638,000 at March 31, 2006, compared to $251,486,000 at December 31, 2005 (a decrease of $13.8 million or 5.5%). The decrease in the investment portfolio was a result of management’s decision to partially fund new loans with maturing investments rather than be overly competitive with the rising price of deposits. Accordingly, total deposits decreased to $788,040,000 at March 31, 2006 from $798,558,000 at December 31, 2005 (a decrease of $10.5 million or 1.3%).

This decrease can also be attributed to many of our grain company customers and municipal accounts which had higher balances at December 31. Comparing categories of deposits at March 31, 2006 to December 31, 2005, time deposits increased by $12.2 million (or 3.3%) and savings deposits increased $6.8 million (or 6.2%). Conversely, interest-bearing demand deposits decreased $22.4 million (or 10.0%) and demand deposits decreased $7.2 million (or 6.9%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan (“TT&L”) deposits, federal funds purchased, and Federal Home Loan Bank advances, decreased from $72,575,000 at December 31, 2005 to $67,916,000 at March 31, 2006 (a decrease of $4.7 million or 6.4%).

        Loan balances, net of unearned interest, decreased to $566,906,000 at March 31, 2006, compared to $581,724,000 at December 31, 2005 (a decrease of $14.8 million or 2.6%). This decease was the result of the aforementioned loan sale of residential real estate mortgages. Non-performing loans increased to $4,519,000 or 0.80% of net loans at March 31, 2006, as compared to $3,824,000 or 0.66% of net loans at December 31, 2005. The majority of this increase is seasonal and attributable to the Corporation’s agricultural loan portfolio as the loan renewal season occurred during the first quarter. Although non-performing loans have increased, all are individually evaluated and management continues to maintain adequate reserves in the allowance for loan losses.

ASSET QUALITY

        For the three months ended March 31, 2006, the subsidiary bank charged off $148,000 of loans and had recoveries of $39,000, compared to charge-offs of $59,000 and recoveries of $48,000 during the three months ended March 31, 2005. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At March 31, 2006, the allowance was $3,010,000 which is 66.1% of non-performing loans and 0.53% of total loans, compared with $3,109,000 which was 81.3% of non-performing loans and 0.53% of total loans at December 31, 2005. Although the ratio of allowance to non-performing loans is lower at March 31, this is due to seasonal factors and not any deterioration of the quality of the loan portfolio.

        At March 31, 2006 non-accrual loans were $4,235,000 compared to $3,822,000 at December 31, 2005. Impaired loans totaled $2,206,000 at March 31, 2006 compared to $2,204,000 at December 31, 2005. The total amount of loans ninety days or more past due and still accruing interest at March 31, 2006 was $284,000 compared to $0 at December 31, 2005. There was a specific loan loss reserve of $50,000 established for impaired loans as of March 31, 2006 compared to a specific loan loss reserve of $111,000 at December 31, 2005. PNBC’s management analyzes the allowance for loan losses monthly and, again, believes the current level of allowance is adequate to meet probable losses as of March 31, 2006.

CAPITAL RESOURCES

        Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At March 31, 2006 total risk-based capital of PNBC was 10.09%, compared to 9.76% at December 31, 2005. The Tier 1 capital ratio decreased from 7.83% at December 31, 2005, to 6.80% at March 31, 2006. Total stockholders’ equity to total assets at March 31, 2006 increased to 6.94% from 6.68% at December 31, 2005.

LIQUIDITY

        Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows used in operating and financing activities, offset by those provided by investing activities, resulted in a net decrease in cash and cash equivalents of $1,743,000 from December 31, 2005 to March 31, 2006. This decrease was primarily due to a net decrease in deposits and borrowings and a net increase in other assets, offset by the proceeds from the sale of loans. For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

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

        The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At March 31, 2006, commitments to extend credit and standby letters of credit were approximately $106,332,000 and $9,194,000, respectively.

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

EXPANSION PLANS

        The Corporation is in the final stages of construction with respect to the new facility in Aurora, Illinois. The facility will open on May 1, 2006. The Corporation also owns property in Elburn, Illinois which was purchased in July of 2003 as part of a long-term expansion plan.

LEGAL PROCEEDINGS

        There are various claims pending against PNBC’s subsidiary bank, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to PNBC’s financial condition.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no material change in market risk since December 31, 2005, as reported in PNBC’s 2005 Annual Report on Form 10-K.

IMPACT OF NEW ACCOUNTING STANDARDS

        In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (FAS 154). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and also applies to all voluntary changes in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Corporation’s consolidated financial statements.

        In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and liabilities. FAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. FAS 156 maintains the requirement set forth under FAS 140 that all separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable. In regards to subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, FAS 156 amends FAS 140 to allow for either an amortization method or a fair value measurement method. FAS 156 is effective as of the beginning of the fiscal year that begins after September 15, 2006. The Corporation does not expect the adoption of FAS 156 will have an impact on its results of operations, financial position, or liquidity.

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

	Three Months Ended, March 31, 2006			Three Months Ended, March 31, 2005
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Average Interest-Earning Assets

Interest-bearing deposits	$335	$4	4.51%	$249	$1	2.20%
Taxable investment securities	140,460	1,375	3.97%	115,620	938	3.29%
Tax-exempt investment securities	106,648	1,783	6.78%	69,860	1,162	6.75%
Federal funds sold	1,356	14	4.19%	96	1	2.65%
Net loans	577,091	9,769	6.87%	409,781	6,306	6.24%

Total interest-earning assets	825,889	12,945	6.36%	595,605	8,408	5.72%

Average non-interest earning assets	104,612			57,761

Total average assets	$930,501			$653,366

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$208,803	918	1.78%	$190,822	616	1.31%
Savings deposits	112,568	85	0.30%	68,341	50	0.30%
Time deposits	365,715	3,850	4.27%	243,159	1,775	2.96%
Interest-bearing demand notes issued to the U.S. Treasury	651	7	4.51%	604	3	1.97%
Federal funds purchased	5,412	60	4.53%	4,819	32	2.67%
Customer repurchase agreements	29,862	303	4.12%	14,411	69	1.93%
Advances from Federal Home Loan Bank	8,348	97	4.69%	5,000	68	5.48%
Trust preferred securities	25,000	355	5.68%	0	0	0.00%
Note payable	6,663	107	6.51%	879	10	4.60%

Total interest-bearing liabilities	763,022	5,783	3.07%	528,035	2,623	2.01%

Net yield on average interest-earning assets		$7,162	3.52%		$5,784	3.94%

Average non-interest-bearing liabilities	103,994			73,022

Average stockholders’ equity	63,485			52,309

Total average liabilities and stockholders’ equity	$930,501			$653,366

        The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Three Months Ended March 31,
	2006	2005

Net interest income as stated	$12,313	$7,998
Tax equivalent adjustment-investments	606	395
Tax equivalent adjustment-loans	26	15

Tax equivalent net interest income	$12,945	$8,408

Schedule 7. Controls and Procedures

(a)	Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Senior Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)	Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended March 31, 2006 that could significantly affect those controls.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).

32.1	Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.