Form 10-Q
period 2006-06-30
PRINCETON NATIONAL BANCORP INC
filed 2006-08-07
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

As of July 18, 2006, the registrant had outstanding 3,376,928 shares of its $5 par value common stock.

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

PNBC’s agricultural and agricultural real estate loan portfolio total $134.4 million at June 30, 2006, comprising 23.2% of total loans. The primary risks associated with agricultural loans are weather and borrower’s management. In the event of catastrophic weather conditions, such as severe drought or flooding, these loans would represent a higher risk due to poor crop sales and reduced cash flow that could impact the borrowers’ ability to repay the loan on a timely basis.

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

In determining the appropriate level of allowance for loan losses, management considers, among other things, the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful loans, underlying collateral, and other factors that, in management’s best judgment, deserve evaluation. Although management monitors the allowance monthly and considers it adequate to absorb probable losses at June 30, 2006, if any of the assumptions are incorrect, the allowance may not be sufficient to cover future loan losses. Future adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require the Corporation to significantly increase the level of its provision for loan losses resulting in a reduction of earnings.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)

The Corporation sold an aggregate of 921 shares of common stock for a total purchase price of $31,000 during the quarter ended June 30, 2006. The shares were sold pursuant to the Citizens First National Bank 401(k) and profit sharing plan.

(c)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended June 30, 2006:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
4/1/06 – 4/30/06	0	$0.00	0	100,000
5/1/06 – 5/31/06	25,000	$34.51	25,000	75,000
6/1/06 – 6/30/06	0	$0.00	0	75,000
Total	25,000	$34.51	25,000	75,000

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

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Princeton National Bancorp, Inc. was held on April 25, 2006, for the purpose of electing four directors each to serve for a term of three years. Proxies for the meeting were solicited by Management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to Management’s solicitation.

All four of the nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

	Shares Voted “For”	Shares “Withheld”	Abstain
Gary C. Bruce	3,108,368	75,092	0
John R. Ernat	3,115,525	67,935	0
Thomas M. Longman	3,108,961	74,499	0
Tony J. Sorcic	3,081,038	102,422	0

In addition, the following directors’ terms of offices continued after the meeting:

Daryl Becker

Sharon L. Covert

Donald E. Grubb

Mark Janko

Willard Lee

Ervin I. Pietsch

Stephen W. Samet

Craig O. Wesner

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

PRINCETON NATIONAL BANCORP, INC.

By:	/s/ Tony J. Sorcic	By:	/s/ Todd D. Fanning
	Tony J. Sorcic		Todd D. Fanning
	President & Chief Executive Officer		Sr. VP & Chief Financial Officer
	August 4, 2006		August 4, 2006

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2006 (unaudited)	December 31, 2005
ASSETS
Cash and due from banks	$18,143	$23,635
Interest-bearing deposits with financial institutions	88	110
Federal funds sold	7,400	0

Total cash and cash equivalents	25,631	23,745

Loans held for sale, at lower of cost or market	3,613	2,587

Investment securities:
Available-for-sale, at fair value	230,897	235,371
Held-to-maturity, at amortized cost (fair value of $16,636 and $16,274)	16,636	16,115

Total investment securities	247,533	251,486
Loans:
Loans, net of unearned interest	578,336	581,724
Allowance for loan losses	(3,080)	(3,109)

Net loans	575,256	578,615

Premises and equipment, net of accumulated depreciation	27,626	26,412
Bank-owned life insurance	21,427	20,434
Accrued interest receivable	8,031	8,714
Goodwill	22,678	22,665
Intangible assets, net of accumulated amortization	6,382	6,843
Other real estate owned	447	468
Other assets	3,903	3,294

TOTAL ASSETS	$942,527	$945,263

LIABILITIES
Deposits:
Demand	$98,696	$103,622
Interest-bearing demand	211,666	222,675
Savings	118,231	109,491
Time	373,734	362,770

Total deposits	802,327	798,558

Borrowings:
Customer repurchase agreements	28,025	29,375
Advances from the Federal Home Loan Bank	7,358	8,346
Interest-bearing demand notes issued to the U.S. Treasury	301	2,154
Federal funds purchased	0	1,000
Trust Preferred securities	25,000	25,000
Note payable	6,600	6,700

Total borrowings	67,284	72,575

Other liabilities	9,189	10,986

TOTAL LIABILITIES	878,800	882,119

STOCKHOLDERS’ EQUITY
Common stock: $5 par value, 7,000,000 shares authorized; 4,478,295 issued at
June 30, 2006 and 4,478,296 at December 31, 2005	22,392	22,392
Surplus	17,985	16,968
Retained earnings	46,801	45,786
Accumulated other comprehensive loss, net of tax	(2,106)	(482)
Less: Cost of 1,101,367 and 1,131,853 treasury shares at
June 30, 2006 and December 31, 2005, respectively	(21,345)	(21,520)

TOTAL STOCKHOLDERS’ EQUITY	63,727	63,144

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$942,527	$945,263

See accompanying notes to unaudited consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except share data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$10,102	$6,772	$19,845	$13,063
Interest and dividends on investment securities	2,587	1,714	5,139	3,419
Interest on federal funds sold	137	9	151	10
Interest on interest-bearing time deposits in other banks	13	8	17	9

Total interest income	12,839	8,503	25,152	16,501

Interest expense:
Interest on deposits	5,485	2,791	10,339	5,232
Interest on borrowings	900	217	1,830	399

Total interest expense	6,385	3,008	12,169	5,631

Net interest income	6,454	5,495	12,983	10,870
Provision for loan losses	85	0	95	0

Net interest income after provision for loan losses	6,369	5,495	12,888	10,870

Non-interest income:
Trust & farm management fees	453	431	857	828
Service charges on deposit accounts	1,104	772	2,101	1,480
Other service charges	445	334	836	596
Gain on sales of securities available-for-sale	0	8	60	28
Gain on sale of loans	0	0	90	0
Brokerage fee income	218	132	362	292
Mortgage banking income	200	198	386	329
Bank-owned life insurance income	190	137	376	276
Other operating income	30	25	80	83

Total non-interest income	2,640	2,037	5,148	3,912

Non-interest expense:
Salaries and employee benefits	3,976	3,033	8,008	5,987
Occupancy	464	334	935	676
Equipment expense	716	459	1,421	924
Federal insurance assessments	79	58	158	116
Intangible assets amortization	163	52	326	104
Data processing	282	209	587	403
Advertising	218	162	413	318
Other operating expense	1,248	992	2,389	1,768

Total non-interest expense	7,146	5,299	14,237	10,296

Income before income taxes	1,863	2,233	3,799	4,486
Income tax expense	282	540	568	1,085

Net income	$1,581	$1,693	$3,231	$3,401

Earnings per share:
Basic	0.47	0.56	0.96	1.12
Diluted	0.46	0.55	0.95	1.11

Basic weighted average shares outstanding	3,383,711	3,033,563	3,373,080	3,044,233
Diluted weighted average shares outstanding	3,406,621	3,058,252	3,395,381	3,067,653

See accompanying notes to unaudited consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2006	2005	2006	2005
Net income	$1,581	$1,693	$3,231	$3,401

Other comprehensive (loss) income, net of tax

Unrealized holding (losses) income arising during the period, net of tax	(725)	1,266	(1,587)	166
Less: Reclassification adjustment for realized gains on
sales of securities included in net income, net of tax	0	(5)	(37)	(17

Other comprehensive income (loss)	(725)	1,261	(1,624)	149

Comprehensive income	$856	$2,954	$1,607	$3,550

See accompanying notes to unaudited consolidated financial statements

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands except per share data)

For the Six Months Ended June 30, 2006	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss) net of tax effect	Treasury Stock	Total
Balance, January 1, 2006	$22,392	$16,968	$45,786	($ 482)	($21,520)	$63,144

Net income			3,231			3,231
Purchase of 25,000 shares of treasury stock					(863)	(863)
Exercise of stock options and re-issuance of treasury stock (55,486 shares)		1,017	(563)		1,038	1,492
Cash dividends ($.49 per share)			(1,653)			(1,653)
Other comprehensive loss, net of $1,027 tax effect				(1,624)		(1,624)

Balance, June 30, 2006	$22,392	$17,985	$46,801	($ 2,106)	($21,345)	$63,727

For the Six Months Ended June 30, 2005

Balance, January 1, 2005	$20,699	$7,810	$42,156	$951	($19,247)	$52,369

Net income			3,401			3,401
Sale of 3,047 shares treasury stock		40			61	101
Purchase of 67,600 shares of treasury stock					(2,063)	(2,063)
Exercise of stock options and re-issuance of treasury stock (35,325 shares)		623	(487)		588	724
Cash dividends ($.43 per share)			(1,313)		(1,313)
Other comprehensive income, net of $94 tax effect				149		149

Balance, June 30, 2005	$20,699	$8,473	$43,757	$1,100	($20,661)	$53,368

See accompanying notes to unaudited consolidated financial statements

Schedule 4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Six Months Ended June 30
	2006	2005
Operating activities:
Net income	$3,231	$3,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,094	689
Provision for loan losses	95	0
Amortization of other intangible assets and purchase accounting adjustments	326	104
Amortization of premiums on investment securities, net of accretion	364	715
Gain on sales of securities, net	(60)	(28)
Gain on sale of loans	(90)	0
FHLB stock dividends	(24)	(54)
Loans originated for sale	(26,449)	(15,995)
Proceeds from sales of loans originated for sale	25,422	16,556
Increase in accrued interest payable	95	159
Decrease in accrued interest receivable	683	75
Increase in other assets	(1,594)	(871)
(Decrease) increase in other liabilities	(865)	193

Net cash provided by operating activities	2,228	4,944

Investing activities:
Proceeds from sales of investment securities available-for-sale	4,004	5,665
Proceeds from maturities of investment securities available-for-sale	20,793	13,588
Purchase of investment securities available-for-sale	(23,300)	(13,497)
Proceeds from maturities of investment securities held-to-maturity	885	241
Purchase of investment securities held-to-maturity	(1,380)	(900)
Proceeds from sale of loans	16,590	0
Net increase in loans	(13,051)	(18,971)
Purchases of premises and equipment	(2,308)	(1,399)

Net cash provided by (used in) investing activities	2,233	(15,273)

Financing activities:
Net increase in deposits	3,753	19,776
Net (decrease) increase in borrowings	(5,304)	3,734
Dividends paid	(1,653)	(1,313)
Purchases of treasury stock	(863)	(2,063)
Exercise of stock options and issuance of treasury stock	1,492	724
Sales of treasury stock	0	101

Net cash (used in) provided by financing activities	(2,575)	20,959

Increase in cash and cash equivalents	1,886	10,630
Cash and cash equivalents at beginning of period	23,745	14,090

Cash and cash equivalents at June 30	$25,631	$24,720

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,074	$5,472
Income taxes	$582	$900

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$31	$0

See accompanying notes to unaudited consolidated financial statements

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2006 and 2005, and all such adjustments are of a normal recurring nature. The 2005 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

        The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the consolidated financial statements and notes included in the Registrant’s 2005 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

(1)   EARNINGS PER SHARE CALCULATION

        The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$1,581	$1,693	$3,231	$3,401

Denominator:
Basic earnings per share-
weighted average shares	3,383,711	3,033,563	3,373,080	3,044,233

Effect of dilutive securities-
stock options	22,910	24,689	22,301	23,420

Diluted earnings per share-
adjusted weighted average shares	3,406,621	3,058,252	3,395,381	3,067,653

Net income per share:

Basic	$0.47	$0.56	$0.96	$1.12
Diluted	$0.46	$0.55	$0.95	$1.11

(2)   GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill, net of accumulated amortization, totaled $22,678,000 at June 30, 2006 and $22,665,000 at December 31, 2005. The balance of intangible assets, net of accumulated amortization, totaled $6,382,000 and $6,843,000 at June 30, 2006 and December 31, 2005, respectively.

        The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of June 30, 2006 and December 31, 2005.

(in thousands)

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$9,004	$(2,656)	$9,004	$(2,199)
Other intangible assets	160	(126)	160	(122)

Total	$9,164	$(2,782)	$9,164	$(2,321)

        Amortization expense of the intangible assets in the table above totaled $461,000 for the six months ended June 30, 2006 and $104,000 for the six months ended June 30, 2005, respectively, with the increase related to the amortization of the core deposit intangible of $357,000, resulting from the acquisition of Somonauk FSB Bancorp, Inc. in August, 2005. The amortization expense of these intangible assets will be approximately $460,000 for the remainder of 2006.

        The Corporation has originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. As of June 30, 2006, no impairment had been recorded during the year. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)

Balance, January 1, 2006	$2,002
Servicing rights capitalized	451
Amortization of servicing rights	(155)
Impairment of servicing rights	0

Balance, June 30, 2006	$2,298

        The Corporation services loans for others with unpaid principal balances at June 30, 2006 and December 31, 2005 of approximately $230,156,000, and $202,042,000, respectively.

        The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of June 30, 2006. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional servicing rights, changes in mortgage interest rates, actual prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the six months ended December 31, 2006	$135
For the year ended December 31, 2007	263
For the year ended December 31, 2008	246
For the year ended December 31, 2009	231
For the year ended December 31, 2010	217
For the year ended December 31, 2011	203
Thereafter	1,003

(3)   STOCK BASED COMPENSATION

        Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R (“FASB 123R”) requiring the recording of future compensation expense based on grant date fair value with regard to stock options as opposed to recording compensation expense equal to the intrinsic value of stock options on grant date which generally resulted in no compensation expense being recorded. On December 20, 2005, the Company announced that the Personnel Policy and Salary Committee of the Board of Directors approved the accelerated vesting of all outstanding unvested stock options to purchase shares of common stock of PNBC granted through the Company’s non-qualified stock option plan. The unvested options related to awards granted in 2003 and 2004 to directors and officers of the Company. All of the unvested options were in the money, in a range from $4.42 to $22.06 per share, at the date vesting was accelerated. There was no compensation cost recognized in the financial statements from the vesting decision. By accelerating the vesting of these options, the Company estimates approximately $925,000 of future compensation expense will be eliminated, which the Company believes is in the best interests of the shareholders. Options to purchase 142,133 shares of PNBC common stock, which otherwise would have vested from time to time over the next two years, became immediately exercisable as a result of this decision. The remaining terms for each of the options granted remain the same. This acceleration became effective as of December 31, 2005. Additionally, the Company announced the stock option award for 2005 of 80,700 shares was granted with full vesting. This decision was made to eliminate additional future compensation expense of approximately $163,000 for each of the next three years, beginning in 2006.

        The number of shares of common stock authorized under the stock option plans is 502,500. The option exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed ten years. A summary of the stock option activity and related information follows:

	Six Months Ended June 30, 2006			Twelve Months Ended December 31, 2005
	Shares		Average Exercise Price	Shares	Average Exercise Price
Beginning of period balance		302,718	$27.52	271,184	$24.10
Granted		-0-	n/a	80,700	33.25
Exercised		55,485	23.12	45,164	17.26
Forfeited		-0-	n/a	4,002	27.46

End of period balance		247,233	$28.50	302,718	$27.52

Options exercisable		247,233		302,718
Fair value of options granted during the year	$	n/a		$6.07
Average exercise price		$28.50		$27.52

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 on stock-based compensation for the three and six-month periods ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$1,693	$3,401
Stock based compensation expense
determined under fair value based
method, net of related tax effect	(129)	(258)

Pro forma net income	$1,564	$3,143

Basic Earnings Per Share:
As reported	$0.56	$1.12
Pro forma	0.52	1.03

Diluted Earnings Per Share:
As reported	$0.55	$1.11
Pro forma	0.51	1.02

(4)   IMPACT OF NEW ACCOUNTING STANDARDS

        In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 (FAS 154), “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (FAS 154). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and also applies to all voluntary changes in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Corporation’s consolidated financial statements.

        In February 2006, the FASB issued SFAS No. 155 (FAS 155), “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect the adoption of FAS 155 will have a material impact on its results of operations, financial position or liquidity.

        In March 2006, the FASB issued SFAS No. 156 (FAS 156), “Accounting for Servicing of Financial Assets – an amendment of FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and liabilities. FAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. FAS 156 maintains the requirement set forth under FAS 140 that all separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable. In regard to subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, FAS 156 amends FAS 140 to allow for either an amortization method or a fair value measurement method. FAS 156 is effective as of the beginning of the fiscal year that begins after September 15, 2006. The Corporation does not expect the adoption of FAS 156 will have a material impact on its results of operations, financial position, or liquidity.

        In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this Interpretation will have on its financial statements.

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and six months ended June 30, 2006 and 2005

The following discussion provides information about Princeton National Bancorp, Inc.’s (“PNBC” or the “Corporation”) financial condition and results of operations for the three and six month periods ended June 30, 2006 and 2005. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS

Net income for the second quarter of 2006 was $1,581,000, or basic earnings per share of $0.47 (diluted earnings per share of $0.46), as compared to net income of $1,693,000 in the second quarter of 2005, or basic earnings per share of $0.56 (diluted earnings per share of $0.55). This represents a decrease of $112,000 (6.6%) or $.09 per basic and diluted share. The lower net income figure is primarily attributed to a decrease in the net yield on interest-earning assets from 3.88% for the second quarter of 2005 to 3.43% for the second quarter of 2006. Also contributing to the lower net income were additional expenses incurred with the opening of our newest office in Aurora, Illinois on May 1, 2006. Net income for the first six months of 2006 was $3,231,000, or basic earnings per share of $0.96 (diluted earnings per share of $0.95), compared to net income of $3,401,000, or basic earnings per share of $1.12 (diluted earnings per share of $1.11) for the first six months of 2005. This represents a decrease of $170,000 (5.0%) or $0.16 per basic and diluted share. The lower net income figure is again primarily attributed to a decrease in the net yield on interest-earning assets from 3.90% for the first six months of 2005 to 3.47% for the first six months of 2006. The annualized return on average assets and return on average equity were 0.68% and 9.94%, respectively, for the second quarter of 2006, compared with 1.01% and 13.02% for the second quarter of 2005. For the six-month periods, the annualized return on average assets and return on average equity were 0.70% and 10.24%, respectively for 2006, compared with 1.04% and 13.13%, respectively for 2005.

                Net interest income before provision for loan losses was $6,454,000 for the second quarter of 2006, compared to $5,495,000 for the second quarter of 2005 (an increase of $959,000 or 17.5%). This increase is a result of an increase in average interest-earning assets of $214.7 million over the past twelve months, after the acquisition of Somonauk FSB Bancorp, Inc. (“FSB”) on August 1, 2005. For the three months ended June 30, 2006, average interest-earning assets were $826.6 million compared to $611.9 million for the three months ended June 30, 2005. However, the resulting net yield on interest-earning assets (on a fully taxable equivalent basis) decreased to 3.43% in the second quarter of 2006 from 3.88% in the second quarter of 2005, further contributing to the lower net income reported above. Net interest income before any provision for loan losses was $12,983,000 for the first six months of 2006, compared to $10,870,000 for the first six months of 2005 (an increase of $2.1 million or 19.4%). The resulting net yield on interest-earning assets (on a fully taxable equivalent basis) decreased to 3.47% in the first half of 2006 from 3.90% in the first half of 2005. As interest rates have risen quickly over the past year, the yield on interest-earning assets (increased 66 basis points) has not been able to keep pace with the rising cost of interest-bearing liabilities (increased 109 basis points). A further increase to the cost of interest-bearing liabilities has occurred because average time deposits now account for 48.5% of average interest-bearing liabilities for the six months ended June 30, 2006 compared to 46.6% for the same period in 2005. The average cost of the CD portfolio has risen 138 basis points in the past twelve months.

The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. For the second quarter of 2006, PNBC had net charge-offs of $103,000, compared to net charge-offs of $11,000 for the second quarter of 2005. For the six-month comparable periods, PNBC had net charge-offs of $212,000 in 2006 and net charge-offs of $22,000 in 2005. PNBC recorded a loan loss provision of $85,000 in the second quarter of 2006 and $95,000 in the first half of 2006 compared to a provision of $0 in the first six months of 2005. The ratio of non-performing loans to total loans at June 30, 2006 remains very low at 0.76% compared to 0.47% at June 30, 2005.

Non-interest income totaled $2,640,000 for the second quarter of 2006, compared to $2,037,000 in the second quarter of 2005, an increase of $603,000 (or 29.6%). Service charges on deposits and other service charges had the largest increases of $332,000 and $111,000, respectively, due to a larger customer base following the acquisition of Somonauk FSB Bancorp in the third quarter of 2005. Annualized non-interest income as a percentage of average total assets decreased to 1.14% for the second quarter of 2006 from 1.22% for the same period in 2005. Year-to-date in 2006, non-interest income totaled $5,148,000 compared to $3,912,000 for the first half of 2005, an increase of $1,236,000 (or 31.6%). Again, the primary reason for the positive change is the increase in service charges on deposits and other service charges (increasing $621,000 and $240,000, respectively). The Corporation recorded gains from the sales of securities available-for-sale of $60,000 in the first six months of 2006 compared to $28,000 for the first six months of 2005. The Corporation also recorded a pre-tax gain of $90,000 in conjunction with the sale of $16,500,000 of first mortgage loans during the first quarter of 2006. These funds will be used to meet the Corporation’s short-term liquidity needs and fund future loans at higher interest rates, thus improving the net interest margin. The servicing of these loans was retained which will help further increase non-interest income. Additionally, during the second quarter of 2006, the subsidiary bank completed the sale of the farm management department generating a pre-tax gain of $77,000. Annualized non-interest income as a percentage of total average assets decreased from 1.19% for the first six months of 2005, to 1.11% for the same period in 2006.

Total non-interest expense for the second quarter of 2006 was $7,146,000, an increase of $1,847,000 (or 34.9%) from $5,299,000 in the second quarter of 2005. All categories of non-interest expense were higher due to the increased number of employees and facilities resulting from the FSB acquisition and the opening of new locations in Plano during the 4th quarter of 2005 and Aurora during the 2nd quarter of 2006. Annualized non-interest expense as a percentage of total average assets decreased to 3.08% for the second quarter of 2006, compared to 3.21% for the same period in 2005. Year-to-date non-interest expense for the first half of 2006 was $14,237,000, an increase of $3,941,000 (or 38.3%) from the $10,296,000 for the first half of 2005 for the same reasons mentioned above in comparing the second quarter activity. Annualized non-interest expense as a percentage of total average assets also decreased to 3.08% for the first six months of 2006, compared to 3.14% for the same period in 2005.

INCOME TAXES

Income tax expense totaled $282,000 for the second quarter of 2006, as compared to $540,000 for the second quarter of 2005. The effective tax rate was 15.1% for the three month period ended June 30, 2006 and 24.2% for the three month period ended June 30, 2005. Income tax expense totaled $568,000 for the first six months of 2006, as compared to $1,085,000 for the first six months of 2005. The effective tax rate was 15.0% for the six month period ended June 30, 2006 and 24.2% for the six month period ended June 30, 2005. The lower effective tax rate in 2006 (both quarter and year-to-date) is due to a significant increase in the amount of tax-exempt investment securities in the Corporation’s investment portfolio, as well as lower pre-tax income.

ANALYSIS OF FINANCIAL CONDITION

Total assets at June 30, 2006 decreased to $942,527,000 from $945,263,000 at December 31, 2005 (a decrease of $2.7 million or 0.3%). Investment balances totaled $247,533,000 at June 30, 2006, compared to $251,486,000 at December 31, 2005 (a decrease of $4.0 million or 1.6%). The decrease in the investment portfolio was a result of management’s decision to partially fund new loans with maturing investments rather than be overly competitive with the rising price of deposits. Total deposits increased slightly to $802,327,000 at June 30, 2006 from $798,558,000 at December 31, 2005 (an increase of $3.8 million or 0.5%). Comparing categories of deposits at June 30, 2006 to December 31, 2005, time deposits increased by $11.0 million (or 3.0%) and savings deposits increased $8.7 million (or 8.0%). Conversely, interest-bearing demand deposits decreased $11.0 million (or 4.9%) and demand deposits decreased $4.9 million (or 4.8%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan (“TT&L”) deposits, federal funds purchased, and Federal Home Loan Bank advances, decreased from $72,575,000 at December 31, 2005 to $67,284,000 at June 30, 2006 (a decrease of $5.3 million or 7.3%).

Loan balances, net of unearned interest, decreased to $578,336,000 at June 30, 2006, compared to $581,724,000 at December 31, 2005 (a decrease of $3.4 million or 0.6%). This decease was the result of the aforementioned loan sale of $16.5 million of residential real estate mortgages during the first quarter of 2006. Non-performing loans increased to $4,389,000 or 0.76% of net loans at June 30, 2006, as compared to $3,824,000 or 0.66% of net loans at December 31, 2005. Although non-performing loans have increased, all are individually evaluated and management continues to maintain adequate reserves in the allowance for loan losses.

ASSET QUALITY

For the six months ended June 30, 2006, the subsidiary bank charged off $398,000 of loans and had recoveries of $186,000, compared to charge-offs of $124,000 and recoveries of $102,000 during the six months ended June 30, 2005. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At June 30, 2006, the allowance was $3,080,000 which is 70.2% of non-performing loans and 0.53% of total loans, compared with $3,109,000 which was 81.3% of non-performing loans and 0.53% of total loans at December 31, 2005.

                At June 30, 2006, non-accrual loans were $4,377,000 compared to $3,822,000 at December 31, 2005. Impaired loans totaled $2,609,000 at June 30, 2006 compared to $2,204,000 at December 31, 2005. The total amount of loans ninety days or more past due and still accruing interest at June 30, 2006 was $12,000 compared to $0 at December 31, 2005. There was a specific loan loss reserve of $390,000 established for impaired loans as of June 30, 2006 compared to a specific loan loss reserve of $111,000 at December 31, 2005. PNBC’s management analyzes the allowance for loan losses monthly and, again, believes the current level of allowance is adequate to meet probable losses as of June 30, 2006.

CAPITAL RESOURCES

Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At June 30, 2006, total risk-based capital of PNBC was 9.93%, compared to 9.76% at December 31, 2005. The Tier 1 capital ratio decreased from 7.83% at December 31, 2005, to 6.82% at June 30, 2006. Total stockholders’ equity to total assets at June 30, 2006 increased to 6.76% from 6.68% at December 31, 2005.

LIQUIDITY

Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by operating and investing activities, offset by those used by financing activities, resulted in a net increase in cash and cash equivalents of $1,886,000 from December 31, 2005 to June 30, 2006. This increase was primarily due to a net increase in deposits, net decrease in investments and the proceeds from the sale of loans. For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

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

The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At June 30, 2006, commitments to extend credit and standby letters of credit were approximately $134,376,000 and $8,973,000, respectively.

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

	Six Months Ended, June 30, 2006			Six Months Ended, June 30, 2005
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets

Interest-bearing deposits	$724	$17	4.71%	$704	$9	2.62%
Taxable investment securities	140,476	2,821	4.05%	114,173	1,868	3.30%
Tax-exempt investment securities	106,089	3,512	6.67%	70,839	2,350	6.69%
Federal funds sold	6,366	151	4.80%	663	10	3.00%
Net loans	572,593	19,897	7.01%	418,199	13,091	6.31%

Total interest-earning assets	826,247	26,397	6.44%	604,579	17,328	5.78%

Average non-interest earning assets	104,979			56,722

Total average assets	$931,226			$661,301

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$206,127	1,926	1.88%	$189,010	1,284	1.37%
Savings deposits	115,272	171	0.30%	70,604	102	0.29%
Time deposits	370,005	8,241	4.49%	249,218	3,846	3.11%
Interest-bearing demand notes
issued to the U.S. Treasury	763	17	4.44%	665	8	2.50%
Federal funds purchased	2,755	63	4.59%	3,603	50	2.80%
Customer repurchase agreements	28,840	626	4.38%	15,917	182	2.31%
Advances from Federal Home Loan Bank	8,107	190	4.74%	5,000	142	5.74%
Trust preferred securities	25,000	710	5.68%	0	0	0.00%
Note payable	6,636	223	6.79%	853	16	3.77%

Total interest-bearing liabilities	763,504	12,169	3.21%	534,868	5,631	2.12%

Net yield on average interest-earning assets		$14,228	3.47%		$11,697	3.90%

Average non-interest-bearing liabilities	104,087			74,218

Average stockholders’ equity	63,635			52,215

Total average liabilities and
stockholders’ equity	$931,226			$661,301

        The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Six Months Ended June 30,
	2006	2005
Net interest income as stated	$12,983	$10,870
Tax equivalent adjustment-investments	1,194	799
Tax equivalent adjustment-loans	51	28

Tax equivalent net interest income	$14,228	$11,697

Schedule 7. Controls and Procedures

(a)

Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Senior Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended June 30, 2006 that could significantly affect those controls.

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