Form 10-Q
period 2006-09-30
PRINCETON NATIONAL BANCORP INC
filed 2006-11-08
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

As of October 17, 2006, the registrant had outstanding 3,369,245 shares of its $5 par value common stock.

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

PNBC’s agricultural and agricultural real estate loan portfolio total $136.0 million at September 30, 2006, comprising 23.1% of total loans. The primary risks associated with agricultural loans are weather and borrower’s management. In the event of catastrophic weather conditions, such as severe drought or flooding, these loans would represent a higher risk due to poor crop sales and reduced cash flow that could impact the borrowers’ ability to repay the loan on a timely basis.

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

In determining the appropriate level of allowance for loan losses, management considers, among other things, the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful loans, underlying collateral, and other factors that, in management’s best judgment, deserve evaluation. Although management monitors the allowance monthly and considers it adequate to absorb probable losses at September 30, 2006, if any of the assumptions are incorrect, the allowance may not be sufficient to cover future loan losses. Future adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require the Corporation to significantly increase the level of its provision for loan losses resulting in a reduction of earnings.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended September 30, 2006:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
7/1/06 -7/31/06	0	$0.00	0	75,000
8/1/06 -8/31/06	10,000	$33.50	10,000	65,000
9/1/06 – 9/30/06	0	$0.00	0	65,000
Total	10,000	$33.50	10,000	65,000

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

PRINCETON NATIONAL BANCORP, INC.

By	/s/ Tony J. Sorcic	By	/s/ Todd D. Fanning
	Tony J. Sorcic President & Chief Executive Officer November 7, 2006		Todd D. Fanning Sr. VP & Chief Financial Officer November 7, 2006

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2006 (unaudited)	December 31, 2005

ASSETS
Cash and due from banks	$16,115	$23,635
Interest-bearing deposits with financial institutions	6,921	110
Federal funds sold	16,260	0

Total cash and cash equivalents	39,296	23,745

Loans held for sale, at lower of cost or market	3,864	2,587

Investment securities:
Available-for-sale, at fair value	250,734	235,371
Held-to-maturity, at amortized cost (fair value of $16,751 and $16,274)	16,629	16,115

Total investment securities	267,363	251,486

Loans:
Loans, net of unearned interest	589,906	581,724
Allowance for loan losses	(3,164)	(3,109)

Net loans	586,742	578,615

Premises and equipment, net of accumulated depreciation	28,121	26,412
Bank-owned life insurance	21,490	20,434
Accrued interest receivable	10,314	8,714
Goodwill	22,678	22,665
Intangible assets, net of accumulated amortization	6,152	6,843
Other real estate owned	440	468
Other assets	3,904	3,294

TOTAL ASSETS	$990,364	$945,263

LIABILITIES
Deposits:
Demand	$89,606	$103,622
Interest-bearing demand	228,717	222,675
Savings	114,791	109,491
Time	405,372	362,770

Total deposits	838,486	798,558

Borrowings:
Customer repurchase agreements	34,931	29,375
Advances from the Federal Home Loan Bank	7,364	8,346
Interest-bearing demand notes issued to the U.S. Treasury	2,486	2,154
Federal funds purchased	0	1,000
Trust Preferred securities	25,000	25,000
Note payable	6,550	6,700

Total borrowings	76,331	72,575

Other liabilities	9,337	10,986

TOTAL LIABILITIES	924,154	882,119

STOCKHOLDERS’ EQUITY
Common stock: $5 par value, 7,000,000 shares authorized; 4,478,295 issued at
September 30, 2006 and 4,478,296 at December 31, 2005	22,392	22,392
Surplus	18,025	16,968
Retained earnings	47,562	45,786
Accumulated other comprehensive loss, net of tax	(129)	(482)
Less: Cost of 1,109,050 and 1,131,853 treasury shares at
September 30, 2006 and December 31, 2005, respectively	(21,640)	(21,520)

TOTAL STOCKHOLDERS’ EQUITY	66,210	63,144

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$990,364	$945,263

See accompanying notes to unaudited consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except share data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$10,714	$8,547	$30,559	$21,609
Interest and dividends on investment securities	2,767	2,419	7,905	5,838
Interest on federal funds sold	206	65	357	75
Interest on interest-bearing time deposits in other banks	59	34	77	43

Total interest income	13,746	11,065	38,898	27,565

Interest expense:
Interest on deposits	6,397	3,866	16,736	9,098
Interest on borrowings	961	673	2,791	1,072

Total interest expense	7,358	4,539	19,527	10,170

Net interest income	6,388	6,526	19,371	17,395
Provision for loan losses	80	0	175	0

Net interest income after provision
for loan losses	6,308	6,526	19,196	17,395

Non-interest income:
Trust & farm management fees	300	364	1,158	1,192
Service charges on deposit accounts	1,065	936	3,166	2,416
Other service charges	501	357	1,336	953
Gain on sales of securities available-for-sale	98	21	158	50
Gain on sale of loans	0	0	90	0
Brokerage fee income	201	212	563	504
Mortgage banking income	149	198	536	527
Bank-owned life insurance income	205	169	581	444
Other operating income	45	38	125	120

Total non-interest income	2,564	2,295	7,713	6,206

Non-interest expense:
Salaries and employee benefits	3,936	3,621	11,944	9,608
Occupancy	523	428	1,458	1,105
Equipment expense	717	494	2,138	1,418
Federal insurance assessments	78	63	236	179
Intangible assets amortization	163	81	488	185
Data processing	194	202	781	605
Advertising	220	218	634	536
Other operating expense	1,135	1,095	3,525	2,861

Total non-interest expense	6,966	6,202	21,204	16,497

Income before income taxes	1,906	2,619	5,705	7,104
Income tax expense	299	580	867	1,665

Net income	$1,607	$2,039	$4,838	$5,439

Earnings per share:
Basic	0.48	0.63	1.43	1.75
Diluted	0.47	0.62	1.43	1.73

Basic weighted average shares outstanding	3,372,188	3,252,157	3,372,780	3,114,303
Diluted weighted average shares outstanding	3,393,341	3,283,682	3,394,517	3,139,371

See accompanying notes to unaudited consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2006	2005	2006	2005
Net income	$1,607	$2,039	$4,838	$5,439

Other comprehensive income (loss), net of tax

Unrealized holding (losses) income arising during the period, net of tax	2,039	(1,126)	453	(959)
Less: Reclassification adjustment for realized gains on
sales of securities included in net income, net of tax	(62)	(13)	(100)	(31)

Other comprehensive income (loss)	1,977	(1,139)	353	(990)

Comprehensive income	$3,584	$900	$5,191	$4,449

See accompanying notes to unaudited consolidated financial statements

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands except per share data)

For the Nine Months Ended September 30, 2006	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss) net of tax effect	Treasury Stock	Total

Balance, January 1, 2006	$22,392	$16,968	$45,786	$(482)	$(21,520)	$63,144

Net income			4,838			4,838
Sale of 937 shares
of treasury stock		15			16	31
Purchase of 35,000 shares
of treasury stock					(1,198)	(1,198)
Exercise of stock options and
re-issuance of treasury
stock (56,865 shares)		1,042	(565)		1,062	1,539
Cash dividends
($.74 per share)			(2,497)			(2,497)
Other comprehensive income,
net of $223 tax effect				353		353

Balance, September 30, 2006	$22,392	$18,025	$47,562	$(129)	$(21,640)	$66,210

For the Nine Months Ended
September 30, 2005

Balance, January 1, 2005	$20,699	$7,810	$42,156	$951	($19,247)	$52,369

Net income			5,439			5,439
Sale of 4,290 shares
of treasury stock		50			79	129
Purchase of 84,600 shares
of treasury stock					(2,633)	(2,633)
Exercise of stock options and
re-issuance of treasury
stock (43,891 shares)		777	(610)		762	929
Cash dividends
($.65 per share)			(2,059)			(2,059)
Issuance of 338,600 shares
of common stock	1,693	8,307				10,000
Other comprehensive loss,
net of $626 tax effect				(990)		(990)

Balance, September 30, 2005	$22,392	$16,944	$44,926	$(39)	$(21,039)	$63,184

See accompanying notes to unaudited consolidated financial statements

Schedule 4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30
	2006	2005
Operating activities:
Net income	$4,838	$5,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,697	1,100
Provision for loan losses	175	0
Amortization of other intangible assets and purchase accounting adjustments	487	185
Amortization of premiums on investment securities, net of accretion	435	1,029
Gain on sales of securities, net	(158)	(50)
Gain on sale of loans	(90)	0
FHLB stock dividends	(24)	(78)
Loans originated for sale	(38,425)	(28,405)
Proceeds from sales of loans originated for sale	37,148	27,824
Increase in accrued interest payable	852	1,185
Increase in accrued interest receivable	(1,600)	(1,642)
Increase in other assets	(1,651)	(5,517)
(Decrease) increase in other liabilities	(2,725)	1,975

Net cash provided by operating activities	959	3,045

Investing activities:
Proceeds from sales of investment securities available-for-sale	4,994	22,798
Proceeds from maturities of investment securities available-for-sale	29,867	25,232
Purchase of investment securities available-for-sale	(49,950)	(37,645)
Proceeds from maturities of investment securities held-to-maturity	885	241
Purchase of investment securities held-to-maturity	(1,380)	(900)
Proceeds from sale of loans	16,590	0
Net increase in loans	(24,526)	(40,432)
Purchases of premises and equipment	(3,406)	(2,041)
Payment related to acquisition, net of cash and cash equivalents	0	(43,501)

Net cash provided used in investing activities	(26,926)	(76,248)

Financing activities:
Net increase in deposits	39,905	28,859
Issuance of trust preferred securities	0	25,000
Net increase in borrowings	3,738	17,447
Issuance of common stock	0	10,000
Dividends paid	(2,497)	(2,059)
Purchases of treasury stock	(1,198)	(2,633)
Exercise of stock options and issuance of treasury stock	1,539	929
Sales of treasury stock	31	129

Net cash provided by financing activities	41,518	77,672

Increase in cash and cash equivalents	15,551	4,469
Cash and cash equivalents at beginning of period	23,745	14,090

Cash and cash equivalents at September 30	$39,296	$18,559

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,675	$8,985
Income taxes	$767	$1,246

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$31	$532

See accompanying notes to unaudited consolidated financial statements

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2006 and 2005, and all such adjustments are of a normal recurring nature. The 2005 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

(1)   EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$1,607	$2,039	$4,838	$5,439

Denominator:
Basic earnings per share-weighted average shares	3,372,188	3,252,157	3,372,780	3,114,303

Effect of dilutive securities-stock options	21,153	31,525	21,737	25,068

Diluted earnings per share-adjusted weighted average shares	3,393,341	3,283,682	3,394,517	3,139,371

Net income per share:

Basic	$0.48	$0.63	$1.43	$1.75
Diluted	$0.47	$0.62	$1.43	$1.73

(2)   GOODWILL AND INTANGIBLE ASSETS

The balance of goodwill, net of accumulated amortization, totaled $22,678,000 at September 30, 2006 and $22,665,000 at December 31, 2005. The balance of intangible assets, net of accumulated amortization, totaled $6,152,000 and $6,843,000 at September 30, 2006 and December 31, 2005, respectively.

The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of September 30, 2006 and December 31, 2005.

(in thousands)	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$9,004	$(2,883)	$9,004	$(2,199)
Other intangible assets	160	(129)	160	(122)

Total	$9,164	$(3,012)	$9,164	$(2,321)

Amortization expense of the intangible assets in the table above totaled $691,000 for the nine months ended September 30, 2006 and $185,000 for the nine months ended September 30, 2005, respectively, with the increase related to a full year’s amortization of the core deposit intangible resulting from the acquisition of Somonauk FSB Bancorp, Inc. in August, 2005. The amortization expense of these intangible assets will be approximately $230,000 for the remainder of 2006.

The Corporation has originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. As of September 30, 2006, no impairment had been recorded during the year. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)

Balance, January 1, 2006	$2,002
Servicing rights capitalized	577
Amortization of servicing rights	(236)
Impairment of servicing rights	0

Balance, September 30, 2006	$2,343

The Corporation services loans for others with unpaid principal balances at September 30, 2006 and December 31, 2005 of approximately $233,566,000, and $202,042,000, respectively.

The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of September 30, 2006. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional servicing rights, changes in mortgage interest rates, actual prepayment speeds, and market conditions.

Estimated Amortization Expense:	Amount (in thousands)
For the three months ended December 31, 2006	$68
For the year ended December 31, 2007	270
For the year ended December 31, 2008	253
For the year ended December 31, 2009	238
For the year ended December 31, 2010	223
For the year ended December 31, 2011	209
Thereafter	1,082

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

The number of shares of common stock authorized under the stock option plans is 502,500. The option exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed ten years. A summary of the stock option activity and related information follows:

	Nine Months Ended September 30, 2006			Twelve Months Ended December 31, 2005
	Shares		Average Exercise Price	Shares	Average Exercise Price
Beginning of period balance		302,718	$27.52	271,184	$24.10
Granted		-0-	n/a	80,700	33.25
Exercised		56,865	23.21	45,164	17.26
Forfeited		-0-	n/a	4,002	27.46

End of period balance		245,853	$28.51	302,718	$27.52

Options exercisable		245,853		302,718
Fair value of options granted during the year	$	n/a		$6.07
Average exercise price		$28.51		$27.52

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 on stock-based compensation for the three and six-month periods ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income as reported	$2,039	$5,439
Stock based compensation expense determined under fair value based method, net of related tax effect	(126)	(387)

Pro forma net income	$1,913	$5,052

Basic Earnings Per Share:
As reported	$0.63	$1.75
Pro forma	0.59	1.62

Diluted Earnings Per Share:
As reported	$0.62	$1.73
Pro forma	0.58	1.61

(4)   IMPACT OF NEW ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155 (FAS 155), “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect the adoption of FAS 155 will have a material impact on its results of operations, financial position, or liquidity.

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

In September 2006, FASB issued SFAS No. 157 (FAS 157), “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosures requirements about fair value measurements. FAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of FAS 157 will have on its financial reporting and disclosures.

In September 2006, the FASB issued SFAS No. 158 (FAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements 87, 88, 106, and 132 (R),” which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, FAS 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to the financial statements. The recognition and disclosure provisions of FAS 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact the adoption of FAS 158 will have on its financial reporting and disclosures.

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2006 and 2005

The following discussion provides information about Princeton National Bancorp, Inc.’s (“PNBC” or the “Corporation”) financial condition and results of operations for the three and nine month periods ended September 30, 2006 and 2005. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS

Net income for the third quarter of 2006 was $1,607,000, or basic earnings per share of $0.48 (diluted earnings per share of $0.47), as compared to net income of $2,039,000 in the third quarter of 2005, or basic earnings per share of $0.63 (diluted earnings per share of $0.62). This represents a decrease of $432,000 (21.2%) or $.15 per basic and diluted share. The lower net income figure is primarily attributed to a decrease in the net yield on interest-earning assets from 3.65% for the third quarter of 2005 to 3.23% for the third quarter of 2006. Also contributing to the lower net income were additional expenses incurred with the opening of our newest office in Aurora, Illinois on May 1, 2006. Net income for the first nine months of 2006 was $4,838,000, or basic earnings per share of $1.43 (diluted earnings per share also $1.43), compared to net income of $5,439,000, or basic earnings per share of $1.75 (diluted earnings per share of $1.73) for the first nine months of 2005. This represents a decrease of $601,000 (11.1%) or $0.32 per basic share and $0.30 per diluted share. The lower net income figure is again primarily attributed to a decrease in the net yield on interest-earning assets from 3.80% for the first nine months of 2005 to 3.39% for the first nine months of 2006. The annualized return on average assets and return on average equity were 0.66% and 9.90%, respectively, for the third quarter of 2006, compared with 0.94% and 13.71% for the third quarter of 2005. For the comparable nine-month periods, the annualized return on average assets and return on average equity were 0.69% and 10.12%, respectively for 2006, compared with 1.00% and 13.34%, respectively for 2005.

Net interest income before provision for loan losses was $6,388,000 for the third quarter of 2006, compared to $6,526,000 for the third quarter of 2005 (a decrease of $138,000 or 2.1%). This is a result of the previously mentioned decrease in the net interest margin, despite an increase of $87.7 million in average interest-earning assets over the past twelve months. For the three months ended September 30, 2006, average interest-earning assets were $858.8 million compared to $771.0 million for the three months ended September 30, 2005. Net interest income before any provision for loan losses was $19,371,000 for the first nine months of 2006, compared to $17,395,000 for the first nine months of 2005 (an increase of $2.0 million or 11.4%). As mentioned above, the resulting net yield on interest-earning assets (on a fully taxable equivalent basis) decreased to 3.39% in the first three quarters of 2006 from 3.80% in the first three quarters of 2005. As interest rates have risen quickly over the past year, the yield on interest-earning assets (increased 65 basis points) has not been able to keep pace with the rising cost of interest-bearing liabilities (increased 107 basis points). A further increase to the cost of interest-bearing liabilities has occurred because average time deposits now account for 48.6% of average interest-bearing liabilities for the nine months ended September 30, 2006 compared to 46.2% for the same period in 2005. The average cost of the time deposits portfolio has risen 139 basis points in the past twelve months.

The Corporation’s provision for loan losses expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. For the third quarter of 2006, PNBC had net recoveries of $11,000, compared to net charge-offs of $6,000 for the third quarter of 2005. For the nine-month comparable periods, PNBC had net charge-offs of $208,000 in 2006 and net charge-offs of $28,000 in 2005. PNBC recorded a loan loss provision of $80,000 in the third quarter of 2006 and $175,000 in the first nine months of 2006 compared to a provision of $0 in the third quarter and first nine months of 2005. The ratio of non-performing loans to total loans at September 30, 2006 remains very low at 0.70% compared to 0.44% at September 30, 2005.

Non-interest income totaled $2,564,000 for the third quarter of 2006, compared to $2,295,000 in the third quarter of 2005, an increase of $269,000 (or 11.7%). Service charges on deposits and other service charges had the largest increases of $129,000 and $144,000, respectively, due to a larger customer base following the acquisition of Somonauk FSB Bancorp in the third quarter of 2005. Annualized non-interest income as a percentage of average total assets decreased slightly to 1.05% for the third quarter of 2006 from 1.06% for the same period in 2005. Year-to-date in 2006, non-interest income totaled $7,713,000 compared to $6,206,000 for the first three quarters of 2005, an increase of $1,507,000 (or 24.3%). Again, the primary reason for the positive change is the increase in service charges on deposits and other service charges (increasing $750,000 and $383,000, respectively). The Corporation recorded gains from the sales of securities available-for-sale of $158,000 in the first nine months of 2006 compared to $50,000 for the first nine months of 2005. The Corporation also recorded a pre-tax gain of $90,000 in conjunction with the sale of $16,500,000 of first mortgage loans during the first quarter of 2006. These funds were used to meet the Corporation’s short-term liquidity needs and fund future loans at higher interest rates, thus improving the net interest margin. The servicing of these loans was retained which will help further increase non-interest income. Annualized non-interest income as a percentage of total average assets decreased from 1.14% for the first nine months of 2005, to 1.09% for the same period in 2006.

Total non-interest expense for the second quarter of 2006 was $6,966,000, an increase of $764,000 (or 12.3%) from $6,202,000 in the third quarter of 2005. All categories of non-interest expense, other than data processing, were higher due to the increased number of employees and facilities resulting from the FSB acquisition in August, 2005 and the opening of new locations in Plano during the 4th quarter of 2005 and Aurora during the 2nd quarter of 2006. Annualized non-interest expense as a percentage of total average assets decreased to 2.86% for the third quarter of 2006, compared to 2.87% for the same period in 2005. Year-to-date non-interest expense for the first nine months of 2006 was $21,204,000, an increase of $4,707,000 (or 28.5%) from the $16,497,000 for the first nine months of 2005 for the same reasons mentioned above in comparing the second quarter activity. Annualized non-interest expense as a percentage of total average assets also decreased to 3.00% for the first nine months of 2006, compared to 3.03% for the same period in 2005.

INCOME TAXES

Income tax expense totaled $299,000 for the third quarter of 2006, as compared to $580,000 for the third quarter of 2005. The effective tax rate was 15.7% for the three month period ended September 30, 2006 and 22.2% for the three month period ended September 30, 2005. Income tax expense totaled $867,000 for the first nine months of 2006, as compared to $1,665,000 for the first nine months of 2005. The effective tax rate was 15.2% for the nine month period ended September 30, 2006 and 23.4% for the nine month period ended September 30, 2005. The lower effective tax rate in 2006 (both quarter and year-to-date) is due to a significant increase in the amount of tax-exempt investment securities in the Corporation’s investment portfolio.

ANALYSIS OF FINANCIAL CONDITION

Total assets at September 30, 2006 increased to $990,364,000 from $945,263,000 at December 31, 2005 (an increase of $45.1 million or 4.8%). Investment balances totaled $267,363,000 at September 30, 2006, compared to $251,486,000 at December 31, 2005 (an increase of $15.9 million or 6.3%). Total deposits increased to $838,486,000 at September 30, 2006 from $798,558,000 at December 31, 2005 (an increase of $39.9 million or 5.0%). Comparing categories of deposits at September 30, 2006 to December 31, 2005, time deposits increased by $42.6 million (or 11.7%), interest-bearing demand deposits increased by $6.0 million (or 2.7%), and savings deposits increased $5.3 million (or 4.8%). Conversely, demand deposits decreased $14.0 million (or 13.5%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan (“TT&L”) deposits, federal funds purchased, and Federal Home Loan Bank advances, increased from $72,575,000 at December 31, 2005 to $76,331,000 at September 30, 2006 (an increase of $3.8 million or 5.2%).

Loan balances, net of unearned interest, increased to $589,906,000 at September 30, 2006, compared to $581,724,000 at December 31, 2005 (an increase of $8.2 million or 1.4%). This increase is net of the aforementioned loan sale of $16.5 million of residential real estate mortgages during the first quarter of 2006. Non-performing loans increased slightly to $4,125,000 or 0.70% of net loans at September 30, 2006, as compared to $3,825,000 or 0.66% of net loans at December 31, 2005. Although non-performing loans have increased, all are individually evaluated and management continues to maintain adequate reserves in the allowance for loan losses.

ASSET QUALITY

For the nine months ended September 30, 2006, the subsidiary bank charged off $428,000 of loans and had recoveries of $220,000, compared to charge-offs of $171,000 and recoveries of $143,000 during the nine months ended September 30, 2005. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At September 30, 2006, the allowance was $3,164,000 which is 76.7% of non-performing loans and 0.54% of total loans, compared with $3,109,000 which was 81.3% of non-performing loans and 0.53% of total loans at December 31, 2005.

At September 30, 2006, non-accrual loans were $4,125,000 compared to $3,822,000 at December 31, 2005. Impaired loans totaled $2,336,000 at September 30, 2006 compared to $2,204,000 at December 31, 2005. The total amount of loans ninety days or more past due and still accruing interest at both September 30, 2006 and December 31, 2005 was $0. There was a specific loan loss reserve of $390,000 established for impaired loans as of September 30, 2006 compared to a specific loan loss reserve of $111,000 at December 31, 2005. PNBC’s management analyzes the allowance for loan losses monthly and, again, believes the current level of allowance is adequate to meet probable losses as of September 30, 2006.

CAPITAL RESOURCES

Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At September 30, 2006, total risk-based capital of PNBC was 9.75%, compared to 9.76% at December 31, 2005. The Tier 1 capital ratio decreased from 7.83% at December 31, 2005, to 6.63% at September 30, 2006. Total stockholders’ equity to total assets at September 30, 2006 increased to 6.69% from 6.68% at December 31, 2005.

LIQUIDITY

Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by operating and financing activities, offset by those used by investing activities, resulted in a net increase in cash and cash equivalents of $15,551,000 from December 31, 2005 to September 30, 2006. This increase was primarily due to a net increase in deposits, offset by an increase in loans and investments. For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

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

The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At September 30, 2006, commitments to extend credit and standby letters of credit were approximately $129,042,000 and $9,360,000, respectively.

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

	Nine Months Ended, September 30, 2006			Nine Months Ended, September 30, 2005
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets

Interest-bearing deposits	$2,017	$77	5.07%	$1,861	$43	3.12%
Taxable investment securities	143,092	4,455	4.16%	124,324	3,214	3.46%
Tax-exempt investment securities	105,843	5,228	6.60%	79,984	3,976	6.65%
Federal funds sold	8,817	357	5.42%	2,844	75	3.50%
Net loans	576,871	30,636	7.10%	451,661	21,660	6.41%

Total interest-earning assets	836,640	40,753	6.51%	660,674	28,968	5.86%

Average non-interest earning assets	106,903			67,838

Total average assets	$943,543			$728,512

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$211,195	3,294	2.09%	$200,155	2,182	1.46%
Savings deposits	115,748	250	0.29%	79,312	191	0.32%
Time deposits	376,492	13,192	4.68%	273,152	6,725	3.29%
Interest-bearing demand notes
issued to the U.S. Treasury	798	26	4.41%	726	15	2.82%
Federal funds purchased	1,827	63	4.59%	2,982	67	3.00%
Customer repurchase agreements	29,985	1,018	4.54%	19,455	389	2.67%
Advances from Federal Home Loan Bank	7,823	284	4.85%	6,014	240	5.34%
Trust preferred securities	25,000	1,055	5.64%	0	0	0.00%
Note payable	6,611	345	6.98%	9,463	361	5.10%

Total interest-bearing liabilities	775,479	19,527	3.37%	591,260	10,171	2.30%

Net yield on average interest-earning assets		$21,226	3.39%		$18,797	3.80%

Average non-interest-bearing liabilities	104,171			82,755

Average stockholders’ equity	63,893			54,497

Total average liabilities and
stockholders' equity	$943,543			$728,512

        The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Nine Months Ended September 30,
	2006	2005
Net interest income as stated	$19,371	$17,395
Tax equivalent adjustment-investments	1,778	1,352
Tax equivalent adjustment-loans	77	51

Tax equivalent net interest income	$21,226	$18,798

Schedule 7.   Controls and Procedures

(a)

          Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Senior Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

          Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended September 30, 2006 that could significantly affect those controls.

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