Form 10-K
period 2006-12-31
PRINCETON NATIONAL BANCORP INC
filed 2007-03-16
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number 0-20050

PRINCETON NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-32110283

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

606 South Main Street Princeton, Illinois	61356-2080

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (815) 875-4444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	The Nasdaq
Stock Market
Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Sections 13 or 15(d) of the Act.	Yes	☐	No	☒

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

          At February 26, 2007, 3,341,410 shares of Common Stock, $5.00 Par Value, were outstanding, and the aggregate market value of the common stock (based upon the closing representative bid price of the common stock on June 30, 2006 of $32.65, the last business day of the Registrant’s most recently completed second quarter, as reported by NASDAQ) held by nonaffiliates was approximately $110,256,699.

          Determination of stock ownership by nonaffiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

          Portions of the following documents are incorporated by reference:

          2007 Notice and Proxy Statement for the Annual Meeting of Stockholders April 24, 2007 (the “Proxy Statement”) - Part III and portions of the Corporation’s 2006 Annual Report (the “Annual Report”) - Part II

Page 1 of 66 pages

PART I

Item 1. Business

          Princeton National Bancorp, Inc. (“PNBC”, the “Corporation”, or the “Company”) is a single-bank holding company which operates in one business segment conducting a full-service commercial banking and trust business through its subsidiary bank, Citizens First National Bank (“Citizens Bank”, “the Bank”, or the “subsidiary bank”). PNBC was incorporated as a Delaware corporation in 1981 in contemplation of the acquisition of all of the outstanding common stock of Citizens Bank and other future acquisitions. At December 31, 2006, the Corporation had consolidated total assets of $1,031,959,000 and stockholders’ equity of $65,355,000.

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

          Corporate policy, strategy and goals are established by the Board of Directors of PNBC. Pursuant to PNBC’s holding company philosophy, operational and administrative policies for the Bank are also established at the holding company level. Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which its offices are located. In 2006, the majority of the directors of PNBC also served as the directors of Citizens Bank, which further assists PNBC to directly implement its policies at Citizens Bank.

Acquisition and Expansion Strategy

          PNBC seeks to diversify both its market area and asset base and increase profitability through acquisitions and expansion. PNBC’s goal, as reflected by its acquisition policy, is to expand through the acquisition of established financial service organizations (primarily commercial banks to the extent suitable candidates may be identified) and by expanding into potential high-growth areas. In integrating acquisitions, PNBC focuses on, among other actions, implementing the policies established at Citizens Bank, improving asset quality, the net interest margin, and encouraging community involvement. In November, 2006, PNBC announced it had entered into a branch purchase and assumption agreement to acquire the Plainfield office of HomeStar Bank, Manteno, Illinois. This transaction closed in the first quarter of 2007. Additionally in 2005, PNBC acquired Somonauk FSB Bancorp, Inc. and its subsidiary, Farmers State Bank, with branches in Somonauk, Millbrook, Newark and Sandwich (subsequently merged into Citizens Bank).

          PNBC will also consider establishing branch facilities as a means of expanding its presence into new market areas. PNBC opened new branch facilities in the Peru/LaSalle/Oglesby area in 1994, in Minooka in 1994, Hampshire in 1995, Henry in 1999, Huntley in 2001, Plano in 2005 and Aurora in 2006. Several of these locations, along with the Plainfield office, are located in rapidly growing communities that will provide significant loan and deposit growth opportunities, as well as increased revenue potential.

Citizens First National Bank

          Citizens Bank was organized in 1865 as a national banking association under the National Bank Act. Currently in its one hundred and forty-second year, Citizens Bank has twenty-one offices in seventeen different communities in north central Illinois: Aurora, DePue, Genoa, Hampshire, Henry, Huntley, Millbrook, Minooka, Newark, Oglesby, Peru, Plainfield, Plano, Princeton, Sandwich, Somonauk, and Spring Valley.

          Citizens Bank serves individuals, businesses and governmental bodies in Bureau, DeKalb, Grundy, Kane, Kendall, LaSalle, Marshall, McHenry, Will and contiguous counties. Citizens Bank operates a full-service community commercial bank and trust business that offers a broad range of financial services to customers. Citizens Bank’s services consist primarily of commercial, real estate and agricultural lending, consumer deposit and financial services, and trust, brokerage, insurance, and farm management services.

Commercial, Real Estate, and Agricultural Lending

          Citizens Bank’s commercial loan department provides secured and to a much lesser extent unsecured loans, including real estate loans, to companies and individuals for business purposes and to governmental units within the Bank’s market area. As of December 31, 2006, Citizens Bank had commercial loans of $134.4 million (21.4% of the Bank’s total loan portfolio) and commercial real estate loans of $130.3 million (20.7% of the Bank’s total loan portfolio). Citizens Bank does not have a concentration of commercial loans in any single industry or business, except for loans to the agricultural industry as more fully disclosed below.

          Agricultural and agricultural real estate loans are primarily related to ventures within 30 miles of branch locations. As of December 31, 2006, Citizens Bank had agricultural loans of $83.6 million and agricultural real estate loans of $61.5 million, which represent approximately 13.3% and 9.8%, respectively, of the Bank’s total loan portfolio.

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

          One of the strengths of Citizens Bank is the stability of its retail deposit base. This stability is due primarily to the Bank’s service oriented competitive strategy and the economically diverse populations of the counties encompassing the twenty-one banking offices. These locations provide convenience for customers and visibility for Citizens Bank. A variety of marketing strategies are used to attract and retain stable depositors, the most important of which is the officer call program. Nearly all officers of the Bank call on customers and potential customers of the Bank to maintain and develop relationships.

          Citizens Bank is active in consumer and mortgage lending with approximately $120.6 million in home mortgage loans (19.1 % of the Bank’s total loan portfolio) and $56.1 million in consumer installment loans (8.9% of the Bank’s total loan portfolio) as of December 31, 2006. To better serve its retail customers, Citizens Bank is active in the secondary residential mortgage market. As a matter of policy, Citizens Bank does not hold, in portfolio, long term, fixed rate, single-family home mortgage loans, however, the servicing of such loans is maintained. As of December 31, 2006, Citizens Bank had $236.9 million of loans that have been sold, but servicing has been maintained. Management believes customers receive a higher level of quality service with this arrangement.

          Citizens Bank maintains twenty-six automated teller machines. The Bank is a member of NYCE as well as other major nationwide networks such as ACCEL/Exchange, CIRRUS and PLUS. To enhance customer service and convenience, Citizens Bank offers ATM & Debit Cards, which can be used anywhere VISA is accepted, and is viewed as a tremendous benefit to our customers. Citizens Bank also offers an entire host of Internet Banking services including Bill Pay as an additional and convenient alternative delivery mechanism for its product and service line.

          Citizens Bank continues to maintain an intensive sales training program, which includes team coaching, setting goals, measuring results, and reward recognition. Citizens Bank has implemented team goals at each branch which helps to meet bank wide goals, while continuing to focus on quality product referrals and product sales.

Citizens Financial Advisors

          Fiduciary Services undertook several significant affiliations with outside service providers in 2006. The direct management of the 15,000 acreage farmland portfolio was sold and/or outsourced to Hertz Farm Management, Inc. (40% of this portfolio will stay under the oversight of Fiduciary Services since they represent Trust Accounts). The transfer of management will allow a larger more stable management team to service the specific needs of our customers as well as deliver economies of scale that an organization with over 450,000 acres of farmland under management, such as Hertz, can provide.

          Fiduciary Services is also in the process of outsourcing the record keeping responsibilities of many of our medium to large size customer 401(K) programs. BPA – Harbridge, Inc. will deliver the professional record keeping services. This restructuring will allow our employee benefits personnel to utilize their substantial training and retirement plan expertise to meet a greater number of our current customer needs. In addition, the team will develop new business opportunities instead of focusing on mundane data entry services.

          A significant additional change occurred when the CFNB employee 401(K) program was transferred to ADP during 2006. Coordination of the large amount of internal record keeping has resulted in reduced workloads for Fiduciary Services. This reduction provides significant new business development potential in the employee benefits area.

          CFA Brokerage accomplished their final phase of realignment in 2006 with the placement of two new Client Advisors in the Somonauk and Huntley markets. Both Advisors completed the year with very strong performance numbers that will carry forward into subsequent years.

          Fiduciary Services: Fiduciary Services generated approximately $1,467,000 in gross revenue in 2006. This represents a decrease of 8.4% in revenue from 2005 due to the sale of Farm Management, real estate sales potentials and a decrease in estate fees. However, these lower income levels were accompanied with commensurate levels of decreased expenses.

          Investment Services: Brokerage income increased 5.6% from $697,348 in 2005 to $736,358 in 2006. The $39,000 increase in income, once again, occurred through the reassignment of several of the Client Advisors to service the branches under a new coverage model.

Competition

          PNBC is committed to community banking and to providing quality products and services at competitive loan rates and deposit pricing in order to remain competitive in its North Central Illinois market. Citizens Bank competes with both small, locally owned banks, as well as regional financial institutions which have numerous offices. The Bank competes with these organizations, as well as with savings and loan associations, credit unions, mortgage companies, insurance companies and other local financial institutions for deposits, loans and other business. The principal methods of competition include loan and deposit pricing, the types and quality of services provided, as well as advertising and marketing programs.

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

          The BHC Act requires prior FRB approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank or bank holding company, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the FRB has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

          The Bank may declare dividends out of undivided profits, except that until the surplus fund of the Bank is equal to its common capital, no dividend can be declared until one-tenth of the Bank’s net income for the applicable period has been carried to the surplus fund. The Bank, however, cannot declare or pay a dividend, if after making the dividend, the Bank would be undercapitalized. In addition, prior approval of the OCC is required if dividends declared by the Bank in any calendar year will exceed its net income for that year combined with its retained net income for the preceding two years. Under national banking regulations and capital guidelines, as of December 31, 2006, the Bank was authorized to distribute approximately $6,050,000 as dividends without prior approval from the OCC, based on net income for 2006 and retained net income for 2004 and 2005. As of January 1, 2007, retained net income for the prior two years was approximately $5,015,000 and during 2007 the Bank may pay dividends without prior approval from the OCC equal to that amount plus any 2007 net income. Future payments of dividends by the Bank will be dependent on individual regulatory capital requirements and levels of profitability. The ability of the Bank to pay dividends may be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy.

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

          At December 31, 2006, PNBC had a total capital to risk-weighted assets ratio of 9.18%, a Tier 1 capital to risk-based assets ratio of 8.75%, and a leverage ratio of 6.67%. PNBC is classified as adequately capitalized for the first ratio and well-capitalized for the last two ratios. At December 31, 2006, the Bank had a total capital to risk-weighted assets ratio of 10.02%, a Tier 1 capital to risk-weighted assets ratio of 9.59%, and a leverage ratio of 7.31%. The Bank is classified as well-capitalized for all three ratios.

          Currently, the Bank’s deposits are insured by the Deposit Insurance Fund, which is administered by the FDIC. The Deposit Insurance Fund was created by the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”), which merged the Bank Insurance Fund (“BIF”) with the Savings Association Insurance Fund (“SAIF”) during 2006.

          Following the adoption of the FDIRA, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that create a new system of risk-based assessments, set assessment rates beginning January 1, 2007 and establish a new insurance assessment system. Under the new regulations there are four risk categories, and each insured institution will be assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 will be placed in Risk Category I while other institutions will be placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The new regulations also established assessment rates beginning January 1, 2007 with the highest rated institutions, those in Risk Category I, paying premiums of between .05% and .07% of deposits and the lowest rated institutions, those in Risk Category IV, paying premiums of .43% of deposits. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter at the end of the next quarter with the first assessments under the new system being collected on June 30, 2007 for insurance coverage for the first quarter of 2007. Assessments will be based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and institutions that become insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.

          Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions. The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The Bank is an eligible institution and received notice from the FDIC that its share of the credit is $647,000. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing and ultimate recoverability of the one-time credit may change.

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

          As of December 31, 2006, Citizens Bank employed 270 full-time and 66 part-time employees. The Bank offers a variety of employee benefits. Citizens Bank employees are not represented by a union or a collective bargaining agreement, and employee relations are considered to be excellent.

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

          In order to implement PNBC’s community banking philosophy and to promote itself as a community oriented organization, the Bank has a formal officer call program. Nearly every officer of the Bank calls on existing or potential customers and is expected to become actively involved in leadership positions in community organizations. As of December 31, 2006, employees of the Bank participated in approximately 322 community organizations, providing nearly 12,000 hours of community service.

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

          PNBC’s agricultural and agricultural real estate loan portfolio total $145.1 million at December 31, 2006, comprising 23.1% of total loans. The primary risks associated with agricultural loans are weather and borrower’s management. In the event of catastrophic weather conditions, such as severe drought or flooding, these loans would represent a higher risk due to poor crop sales and reduced cash flow that could impact the borrowers’ ability to repay the loan on a timely basis.

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

          In determining the appropriate level of allowance for loan losses, management considers, among other things, the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful loans, underlying collateral, and other factors that, in management’s best judgment, deserve evaluation. Although management monitors the allowance monthly and considers it adequate to absorb probable losses at December 31, 2006, if any of the assumptions are incorrect, the allowance may not be sufficient to cover future loan losses. Future adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require the Corporation to significantly increase the level of its provision for loan losses resulting in a reduction of earnings.

The Internal Controls of PNBC may not be effective.

          Management reviews and tests on a quarterly basis its system of internal controls, disclosure controls and procedures, and corporate governance polices and procedures. Any system of internal controls, however well designed, is based on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are actually being met. Any failure or circumvention of these controls could have a material adverse effect on the Corporation’s financial condition and results of operations.

There is competition within the PNBC market areas which may limit growth and profitability.

          Because the banking business is highly competitive, PNBC faces significant competition both in originating loans and attracting deposits. Competition can not only be affected by the pricing of loans and deposits, but also by the variety of products offered. The ability of the Corporation to continue to grow in the markets served while effectively managing interest rate risk is contingent upon being able to operate in this competitive environment, which ultimately affects the Corporation’s profitability.

The success of PNBC is dependent on hiring and retaining key personnel.

          PNBC’s performance is largely dependent on the talents and efforts of highly skilled individuals. The Corporation relies on key personnel to manage and operate its business and the loss of any of these individuals may adversely affect the Corporation’s ability to maintain and/or manage the business effectively. This could have a material adverse effect on the Corporation’s financial condition and results of operations.

PNBC operates in a highly regulated environment.

          PNBC is subject to extensive regulation, supervision and examination. Any changes in the regulations or applicable laws and the failure of the Corporation to comply with any of the regulations and laws could have a material adverse effect on the Corporation’s financial condition and results of operations.

Item 1B. Unresolved Staff Comments

      None.

Item 2. Properties

          PNBC’s headquarters and Citizens Bank’s principal offices are located at 606 South Main Street, Princeton, Illinois. Also located at this address is an annex building completed in 1990. The two buildings at this location are owned by Citizens Bank and contain approximately 36,000 square feet of space, all of which is occupied by PNBC and Citizens Bank. Citizens Bank also has two drive-up facilities in Princeton and branch offices in Aurora, DePue, Genoa, Hampshire, Henry, Huntley, Millbrook, Minooka, Newark, Oglesby, Peru, Plainfield, Plano, Sandwich, Somonauk and Spring Valley. Citizens Bank is the owner of each of these facilities. None of the facilities owned by the Bank are subject to a mortgage. Additionally, the mortgage banking department of the Bank is located in Spring Valley in a separate location from the branch office. This location is not owned by the Bank and is rented by lease agreement. For additional information regarding these properties, see Footnote 6 of Item 8 of this report.

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

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the security holders during the fourth quarter of 2006.

Supplemental Item — Executive Officers

          The following table sets forth information regarding the executive officers:

Name	Age	Position

Tony J. Sorcic	53	President & Chief Executive Officer
James B. Miller	51	Executive Vice President & Commercial Banking Officer
Todd D. Fanning	44	Senior Vice President & Chief Financial Officer
Jacqualyn L. Funderberg	46	Senior Vice President – Consumer Banking
Patrick Murray	54	Senior Vice President – Citizens Financial Advisors

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

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securtiess

          (a) Since May 15, 1992, PNBC’s Common Stock has been listed on the NASDAQ Stock Market, under the symbol PNBC.

          The table below indicates the high and low bid prices, and the dividends declared per share for PNBC Common Stock during the periods indicated. The prices shown reflect interdealer prices and do not include retail markups, markdowns, or commissions which may not necessarily represent actual transactions.

	Prices		Cash Dividends
	High	Low	Declared

2006
Fourth Quarter	$33.99	$32.17	$.31
Third Quarter	34.00	32.02	.25
Second Quarter	35.45	32.22	.25
First Quarter	34.48	32.65	.24

2005
Fourth Quarter	$34.00	$32.50	$.38
Third Quarter	34.00	30.50	.22
Second Quarter	31.65	29.40	.22
First Quarter	30.99	28.80	.21

          On December 31, 2006, PNBC had 825 registered holders of record of its Common Stock.

          The holders of the Common Stock are entitled to receive such dividends as are declared by the Board of Directors of PNBC, which considers payment of dividends quarterly. The ability of PNBC to pay dividends is dependent upon receipt of dividends from the Bank. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt servicing requirements, financial ratio guidelines established by the Board, the financial condition of PNBC and other relevant factors. The Bank’s ability to pay dividends to PNBC is subject to regulatory restrictions. See “Supervision and Regulation.”

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

          The following Common Stock price performance graph compares the monthly change in the Corporation’s cumulative total stockholder returns on its Common Stock, assuming the Common Stock was purchased on December 31, 2001 and sold on December 31, 2006, with the cumulative total return of stocks included in the Russell 3000 and the SNL Midwest Bank Stock Index for the same period. The amounts shown assume the reinvestment of dividends.

Princeton National Bancorp, Inc.

	Period Ending

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Princeton National Bancorp, Inc.	100.00	136.29	190.57	198.82	237.09	239.55
Russell 3000	100.00	78.46	102.83	115.11	122.16	141.35
SNL Midwest Bank Index	100.00	96.47	123.48	139.34	134.26	155.19

          The Corporation’s Common Stock began trading on the NASDAQ Stock Market under the symbol PNBC on May 8, 1992. On December 31, 2006 and February 26, 2007, the Record Date, the closing bid prices for the Common Stock as quoted on NASDAQ Online were $32.55 and $32.88, respectively.

(c)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended December 31, 2006:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of a publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

10/1/06 – 10/31-06	0	$0.00	0	65,000
11/1-06 – 11/30-06	15,000	$33.00	15,000	50,000
12/1-06 – 12/31/06	10,000	$33.10	10,000	40,000

Total	25,000	$33.04	25,000	40,000

(1) On April 25, 2006, the Board of Directors approved the repurchase of up to an aggregate of 100,000 shares of common stock pursuant to a repurchase program announced the same day (“the Program”). The expiration date of this Program is April 25, 2007. Unless terminated earlier by resolution of our Board of Directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

Item 6. Selected Financial Data

          Information regarding the Corporation’s selected financial data is included on page 44 of the Corporation’s Annual Report, which information is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Information regarding the Corporation’s management’s discussion and analysis of financial condition and results of operations is included on pages 33-43 in the Corporation’s Annual Report, which information is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          The information required by Item 305 of Regulation S-K is contained in the Corporation’s Annual Report on pages 40-42, under the headings “Asset Liability Management” and “Contractual Obligations and Off-Balance Sheet Arrangements”, which information is incorporated herein by reference.

Item 8. Consolidated Financial Statements and Supplementary Data

          Information regarding the Corporation’s consolidated financial statements and supplementary data is included on pages 9-32 and page 43 in the Corporation’s Annual Report, which information is incorporated by reference herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          Effective June 28, 2006, the Corporation dismissed its independent registered public accounting firm, KPMG LLP, and engaged BKD, LLP as its new independent registered public accounting firm. The decision to change accountants was made after the completion of a competitive bid process and was approved by the Audit Committee of the Board of Directors.

Item 9A. Controls and Procedures

(a)

Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended December 31, 2006 that could significantly affect those controls.

The reports required by Item 308 of Regulation S-K are attached hereto as Exhibits 99.1 and 99.2 respectively, and are incorporated herein by reference.

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          Certain information regarding executive officers of the Corporation is included as a Supplementary Item at the end of Part I of this Form 10-K.

          Information regarding executive officers and directors of the Corporation and the Corporation’s Audit Committee is included in the Corporation’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2007 (the “Proxy Statement”) under the captions “Proposal 1-Election of Directors” and “Board of Directors’ Meetings and Committees”, which information is incorporated by reference herein.

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

Item 11. Executive Compensation

          Information regarding executive compensation is included in the Proxy Statement under the captions “Board of Directors’ Meetings and Committees”, “Compensation of Directors”, “Executive Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

          Information regarding security ownership is included in the Proxy Statement under the captions “Security Ownership of Directors, Nominees for Director, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group” and “Security Ownership of Certain Beneficial Owners,” which information is incorporated by reference herein.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	319,536	$29.61	12,523

Equity compensation plans not approved by security holders	N/A	N/A	16,189 (1)

Total	319,536	$29.61	28,712

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

          Information regarding relationships and transactions is included in the Proxy Statement under the captions “Certain Transactions” and “Board of Directors’ Meetings and Committees,” which information is incorporated by reference herein.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004.

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
Date: March 15, 2007

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Tony J. Sorcic	President and Chief Executive Officer and Director
(Principal Executive Officer)
Tony J. Sorcic

/s/	Todd D. Fanning	Senior Vice-President & Chief Financial Officer
(Principal Accounting and Financial Officer)
Todd D. Fanning

/s/	Craig O. Wesner	Chairman of the Board

Craig O. Wesner

/s/	Daryl Becker	Director

Daryl Becker

/s/	Gary C. Bruce	Director

Gary C. Bruce

/s/		Director

Sharon L. Covert

/s/		Director

John R. Ernat

/s/	Donald E. Grubb	Director

Donald E. Grubb

/s/	Mark Janko	Director

Mark Janko

/s/		Director

Willard Lee

/s/		Director

Thomas M. Longman

/s/		Director

Ervin I. Pietsch

/s/	Stephen W. Samet	Director

Stephen W. Samet

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1

Amended and Restated Certificate of Incorporation of Princeton National Bancorp, Inc. (“PNBC”) (incorporated by reference to Exhibit 3.1 to the PNBC Registration Statement on Form S-1(Registration No. 33-46362) (the “S-1 Registration Statement”)).

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

4.2	Trust Preferred Securities Indenture (incorporated by reference to Exhibit 4.1 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.1*	Employment Agreement, dated as of January 8, 2003 between PNBC and James B. Miller. (incorporated by reference to Exhibit 10.2 of the 2002 PNBC Annual Report on Form 10-K).

10.2*	Employment Agreement, dated as of October 23, 2000, between PNBC and Tony J. Sorcic (incorporated by reference to Exhibit 10.2 of the 2000 PNBC Annual Report on Form 10-K).

10.3*	Citizens First National Bank Profit Sharing Plan, as amended and restated January1, 1989 (incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement).

10.4*	Citizens First National Bank Defined Contribution Plan and Trust, as amended and restated January 1, 1989 (incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement).

10.5*	Princeton National Bancorp, Inc. Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 6, 1998).

10.6*	Princeton National Bancorp, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the 2001 PNBC Annual Report on Form 10-K).

10.7*	Princeton National Bancorp, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit10.7 of the 2001 PNBC Annual Report on Form 10-K).

10.8*	Princeton National Bancorp, Inc. 2003 Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 19, 2003).

10.9*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.9 of the 2004 PNBC Annual Report on Form 10-K).

10.10*	Amendment to Stock Option Agreement (incorporated by reference to Exhibit 10.10 of the 2005 PNBC Annual Report on Form 10-K).

10.11	Trust Preferred Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.12	Trust Preferred Securities Declaration of Trust (incorporated by reference to Exhibit 10.2 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.13	Trust Preferred Securities Guarantee Agreement (incorporated by reference to Exhibit 10.3 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

13	Portions of 2006 Annual Report to Shareholders.

14	Code of Ethics (incorporated by reference to Exhibit 14 of the 2003 PNBC Annual Report on Form 10-K).

21	Subsidiaries of PNBC.

23.1	Consent of BKD, LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).

32.1	Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1	Report of Management on Internal Control Over Financial Reporting

99.2	Report of Independent Registered Public Accounting Firm

*	Management contract or compensatory plan.