Form 10-Q
period 2007-03-31
PRINCETON NATIONAL BANCORP INC
filed 2007-05-08
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Yes ☐      No ☒

As of April 17, 2007, the registrant had outstanding 3,342,423 shares of its $5 par value common stock.

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

Part II: OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Corporation. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended March 31, 2007:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
1/1/07 -1/31/07	0	$0.00	0	40,000
2/1/07 -2/28/07	10,000	$32.00	10,000	30,000
3/1/07 – 3/31/07	0	$0.00	0	30,000
Total	10,000	$32.00	10,000	30,000

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

PRINCETON NATIONAL BANCORP, INC.

By:	/s/ Tony J. Sorcic	By:	/s/ Todd D. Fanning
	Tony J. Sorcic President & Chief Executive Officer May 7, 2007		Todd D. Fanning Sr. VP & Chief Financial Officer May 7, 2007

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2007 (unaudited)	December 31, 2006

ASSETS
Cash and due from banks	$19,192	$33,882
Interest-bearing deposits with financial institutions	168	103
Federal funds sold	5,700	5,200

Total cash and cash equivalents	25,060	39,185

Loans held for sale, at lower of cost or market	1,577	4,512

Investment securities:
Available-for-sale, at fair value	238,517	252,467
Held-to-maturity, at amortized cost (fair value of $16,068 and $15,567)	15,946	15,449

Total investment securities	254,463	267,916

Loans:
Loans, net of unearned interest	656,748	629,472
Allowance for loan losses	(3,137)	(3,053)

Net loans	653,611	626,419

Premises and equipment, net of accumulated depreciation	31,938	28,670
Land held for sale, at lower of cost or market	1,344	0
Bank-owned life insurance	21,810	21,470
Accrued interest receivable	8,882	11,139
Goodwill	24,521	23,029
Intangible assets, net of accumulated amortization	5,731	5,921
Other real estate owned	482	0
Other assets	3,994	3,698

TOTAL ASSETS	$1,033,413	$1,031,959

LIABILITIES
Deposits:
Demand	$100,835	$107,834
Interest-bearing demand	238,061	231,953
Savings	121,274	116,246
Time	423,882	425,866

Total deposits	884,052	881,899
Borrowings:
Customer repurchase agreements	29,608	31,344
Advances from the Federal Home Loan Bank	6,973	6,970
Interest-bearing demand notes issued to the U.S. Treasury	1,193	2,333
Trust Preferred securities	25,000	25,000
Note payable	10,500	8,500

Total borrowings	73,274	74,147

Other liabilities	10,273	10,558

TOTAL LIABILITIES	967,599	966,604

STOCKHOLDERS’ EQUITY
Common stock: $5 par value, 7,000,000 shares authorized; 4,478,295 issued at March 31, 2007 and December 31, 2006	22,391	22,391
Surplus	18,183	18,158
Retained earnings	48,634	48,109
Accumulated other comprehensive loss, net of tax	(748)	(960)
Less: Cost of 1,135,872 and 1,126,885 treasury shares at March 31, 2007 and December 31, 2006, respectively	(22,646)	(22,343)

TOTAL STOCKHOLDERS’ EQUITY	65,814	65,355

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,033,413	$1,031,959

See accompanying notes to unaudited consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except share data)

	For the Three Months Ended March 31
	2007	2006
Interest income:

Interest and fees on loans	$11,607	$9,744
Interest on investment securities:
Taxable	1,885	1,374
Non-taxable	1,128	1,177
Interest on federal funds sold	147	14
Interest on interest-bearing time deposits in other banks	50	4

Total interest income	14,817	12,313

Interest expense:
Interest on deposits	7,478	4,854
Interest on borrowings	947	930

Total interest expense	8,425	5,784

Net interest income	6,392	6,529
Provision for loan losses	185	10

Net interest income after provision for loan losses	6,207	6,519

Non-interest income:
Trust & farm management fees	414	405
Service charges on deposit accounts	990	997
Other service charges	461	390
Gain on sales of securities available-for-sale	47	60
Gain on sale of loans	0	90
Brokerage fee income	203	144
Mortgage banking income	272	186
Bank-owned life insurance income	196	186
Other operating income	62	41

Total non-interest income	2,645	2,499

Non-interest expense:
Salaries and employee benefits	4,180	4,032
Occupancy	602	471
Equipment expense	779	705
Federal insurance assessments	85	79
Intangible assets amortization	188	163
Data processing	272	305
Advertising	173	195
Other operating expense	994	1,132

Total non-interest expense	7,273	7,082

Income before income taxes	1,579	1,936
Income tax expense	150	286

Net income	$1,429	$1,650

Earnings per share:
Basic	0.43	0.49
Diluted	0.42	0.49

Basic weighted average shares outstanding	3,347,099	3,362,332
Diluted weighted average shares outstanding	3,363,959	3,385,248

See accompanying notes to unaudited consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	For the Three Months Ended March 31
	2007	2006

Net income	$1,429	$1,650

Other comprehensive income (loss), net of tax

Unrealized holding gains (losses) arising during the period, net of tax	237	(862)
Less: Reclassification adjustment for realized gains on sales of securities included in net income, net of tax	(29)	(37)
Plus: Amortization of transition obligation of post retirement healthcare continuation	4	0

Other comprehensive income (loss)	212	(899)

Comprehensive income	$1,641	$751

See accompanying notes to unaudited consolidated financial statements

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(dollars in thousands except per share data)

For the Three Months Ended March 31, 2007	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax effect	Treasury Stock	Total

Balance, January 1, 2007	$22,391	$ 18,158	$48,109	$(960)	$(22,343)	$65,355

Net income			1,429			1,429
Sale of 1,013 shares
of treasury stock		13			17	30
Purchase of 10,000 shares
of treasury stock					(320)	(320)
Cash dividends
$(.27 per share)			(904)			(904)
Stock option compensation expense		12				12
Other comprehensive income,
net of $134 tax effect				212		212

Balance, March 31, 2007	$22,391	$ 18,183	$48,634	$(748)	$(22,646)	$65,814

For the Three Months Ended
March 31, 2006

Balance, January 1, 2006	$22,392	16,968	$45,786	$(482)	$(21,520)	$63,144

Net income			1,650			1,650
Exercise of stock options and
re-issuance of treasury
stock (48,351 shares)		867	(480)		918	1,305
Cash dividends
$(.24 per share)			(805)			(805)
Other comprehensive loss,
net of $626 tax effect				(899)		(899)

Balance, March 31, 2006	$22,392	$ 17,835	$46,151	$(1,381)	$(20,602)	$64,395

Schedule 4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	For the Three Months Ended March 31
	2007	2006
Operating activities:
Net income	$1,429	$1,650
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	613	531
Provision for loan losses	185	10
Amortization of other intangible assets and purchase accounting adjustments	188	163
Amortization of premiums and discounts on investment securities	(84)	189
Gain on sales of securities, net	(47)	(60)
Gain on sale of loans	0	(90)
FHLB stock dividends	0	(24)
Loans originated for sale	(7,481)	(10,495)
Proceeds from sales of loans originated for sale	10,416	9,556
Increase in accrued interest payable	240	154
Decrease in accrued interest receivable	2,257	1,295
Increase in other assets	(1,019)	(13,125)
Decrease in other liabilities	(798)	(2,457)

Net cash provided by (used in) operating activities	5,899	(12,703)

Investing activities:
Proceeds from sales of investment securities available-for-sale	5,018	4,004
Proceeds from maturities of investment securities available-for-sale	15,380	11,086
Purchase of investment securities available-for-sale	(6,044)	(2,598)
Proceeds from maturities of investment securities held-to-maturity	645	852
Purchase of investment securities held-to-maturity	(1,075)	(1,080)
Proceeds from sale of loans	0	16,590
Net increase in loans	(10,334)	(1,699)
Purchases of premises and equipment	(725)	(1,504)
Payment related to acquisition, net of cash and cash equivalents	(10,110)	0

Net cash (used in) provided by investing activities	(7,245)	25,651

Financing activities:
Net decrease in deposits	(10,712)	(10,526)
Net decrease in borrowings	(873)	(4,665)
Dividends paid	(904)	(805)
Purchases of treasury stock	(320)	0
Exercise of stock options and issuance of treasury stock	0	1,305
Sales of treasury stock	30	0

Net cash used in financing activities	(12,779)	(14,691)

Decrease in cash and cash equivalents	(14,125)	(1,743)
Cash and cash equivalents at beginning of period	39,185	23,745

Cash and cash equivalents at March 31	$25,060	$22,002

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,185	$5,630
Income taxes	$680	$125

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$482	$7
Land transferred to held for sale	$1,344	$0

See accompanying notes to unaudited consolidated financial statements

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2007 and 2006, and all such adjustments are of a normal recurring nature. The 2006 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the consolidated financial statements and notes included in the Registrant's 2006 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

(1) EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income	$1,429	$1,650

Denominator:
Basic earnings per share–
weighted average shares	3,347,099	3,362,332

Effect of dilutive securities–
stock options	16,860	22,916
Diluted earnings per share–
adjusted weighted average shares	3,363,959	3,385,248

Net income per share:

Basic	$0.43	$0.49
Diluted	$0.42	$0.49

The earnings per share calculation for the three months ended, March 31, 2007 and 2006 does not include 160,283 shares and 76,500 shares, respectively, which were anti-dilutive.

(2) ACQUISITION

On February 23, 2007, the Corporation completed the acquisition of the Plainfield office of HomeStar Bank in Manteno, Illinois, for $10.2 million in cash, including goodwill of $1.5 million, in order to expand its market presence in the area. The Corporation purchased the existing facility for $4.5 million plus $17.0 million in loans (at book value) and assumed $12.9 million in deposit liabilities. The Plainfield office operates as a branch of the subsidiary bank.

The transaction has been accounted for as a purchase, and the results of operations of the Plainfield office since the acquisition date have been included in the consolidated financial statements. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of this transaction (in thousands):

Cash and cash equivalents	$93
Loans	17,043
Premises and equipment	4,500
Goodwill	1,492
Other assets	85

Total assets acquired	23,213

Deposits	12,865
Other liabilities	145

Total liabilities assumed	13,010

Net assets acquired	$10,203

Transaction costs related to the completion of the transaction were considered immaterial. The total fair value of the assets and liabilities acquired exceeded the book value, resulting in goodwill of $1,492, which is not subject to amortization. The goodwill is deductible for tax purposes.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Corporation, including the effects of the purchase accounting adjustments, had the acquisition taken place at the beginning of each period (in thousands):

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Net interest income	$6,432	$6,597
Provision for loan losses	185	10
Non-interest income	2,680	2,554
Non-interest expense	7,288	7,252

Income before income taxes	1,639	1,889
Income tax expense	174	268

Net income	$1,465	$1,621

Earnings per share
Basic	$0.44	$0.48
Diluted	$0.44	$0.48

Basic weighted average shares outstanding	3,347,099	3,362,332
Diluted weighted average shares outstanding	3,363,959	3,385,248

        The unaudited pro forma condensed combined financial statements do not reflect any anticipated cost savings and revenue enhancements. Additionally, the income statement for the first three months of 2007 includes merger-related expenses. Accordingly, the pro forma results of operations of the Corporation as of and after the merger may not be indicative of the results that actually would have occurred if the merger had been in effect during the periods presented or of the results that may be attained in the future.

(3) GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill, net of accumulated amortization, totaled $24,521,000 at March 31, 2007 and $23,029,000 at December 31, 2006, with the increase of $1,492,000 resulting from the acquisition of the Plainfield branch of HomeStar Bank in February, 2007. The balance of intangible assets, net of accumulated amortization, totaled $5,731,000 and $5,921,000 at March 31, 2007 and December 31, 2006, respectively.

        The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of March 31, 2007 and December 31, 2006.

(in thousands)	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$9,004	$(3,348)	$9,004	$(3,112)
Other intangible assets	209	(134)	160	(131)

Total	$9,213	$(3,482)	$9,164	$(3,243)

        Amortization expense of all intangible assets totaled $188,000 for the three months ended March 31, 2007 and $163,000 for the three months ended March 31, 2006, respectively. The amortization expense of these intangible assets will be approximately $175,000 for the each of the remaining quarters in 2007.

        The Corporation has originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. As of March 31, 2007, no impairment had been recorded during the year. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)
Balance, January 1, 2007	$2,079
Servicing rights capitalized	141
Amortization of servicing rights	(29)
Impairment of servicing rights	0
Balance, March 31, 2007	$2,191

        The Corporation services loans for others with unpaid principal balances at March 31, 2007 and December 31, 2006 of approximately $245,117,000, and $236,893,000, respectively.

        The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of March 31, 2007. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional servicing rights, changes in mortgage interest rates, actual prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the nine months ended December 31, 2007	$189
For the year ended December 31, 2008	240
For the year ended December 31, 2009	226
For the year ended December 31, 2010	212
For the year ended December 31, 2011	198
For the year ended December 31, 2012	186
Thereafter	940

(4) FDIC ONE-TIME ASSESSMENT CREDIT

        Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions. The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The Bank is an eligible institution and has now received notice from the FDIC that its share of the credit is $647. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing and ultimate recoverability of the one-time credit may change.

(5) IMPACT OF NEW ACCOUNTING STANDARDS

        The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The implementation of FIN 48 did not impact the Corporation’s financial statements. The Corporation files income tax returns in the U.S. federal jurisdiction and state of Illinois jurisdiction. The Corporation is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2003.

        In September 2006, FASB issued SFAS No. 157 (FAS 157), “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosures requirements about fair value measurements. FAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Corporation is currently evaluating the impact, if any, the adoption of FAS 157 will have on its financial reporting and disclosures.

        In September 2006, the FASB issued SFAS No. 158 (FAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements 87, 88, 106, and 132 (R),” which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, FAS 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to the financial statements. The recognition and disclosure provisions of FAS 158 were adopted during 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Corporation does not expect the adoption of the measurement provisions to have a material impact on its financial reporting and disclosures.

        In September 2006, the FASB ratified Emerging Issues Task Force No.  06-4, “Postretirement Benefits Associated with Split-Dollar Life Insurance” (EITF 06-4). EITF 06-4 requires deferred-compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Corporation is currently evaluating the impact, if any, the adoption of EITF 06-4 will have on its financial reporting and disclosures.

        In February 2007, the FASB issued SFAS No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115".  FAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases.  This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected non-financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  The Corporation is currently evaluating the impact, if any, the adoption of FAS 159 will have on its financial reporting and disclosures.

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended March 31, 2007 and 2006

The following discussion provides information about Princeton National Bancorp, Inc.’s (“PNBC” or the “Corporation”) financial condition and results of operations for the quarters ended March 31, 2007 and 2006. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS

Net income for the first quarter of 2007 was $1,429,000, or basic earnings per share of $0.43 and diluted earnings per share of $0.42, as compared to net income of $1,650,000 in the first quarter of 2006, or basic earnings and diluted earnings per share of $0.49. This represents a decrease of $221,000 (13.4%) or $.06 per basic share and $.07 per diluted share. The lower net income figure is attributable to a decrease in the net tax equivalent yield on interest-earning assets from 3.52% for the first quarter of 2006 to 3.11% in the first quarter of 2007, which is discussed in the paragraph below, along with one-time expenses incurred in relation to the acquisition of the Plainfield office, deposits and loans of approximately $100,000. The annualized return on average assets and return on average equity were 0.57% and 8.80%, respectively, for the first quarter of 2007, compared with 0.72% and 10.54% for the first quarter of 2006.

                 Net interest income before the provision for loan losses was $6,392,000 for the first quarter of 2007, compared to $6,529,000 for the first quarter of 2006 (a decrease of $137,000 or 2.1%). Although there has been an increase in average interest-earning assets of $85.4 million over the past twelve months, the resulting net yield on interest-earning assets (on a fully taxable equivalent basis) decreased to 3.11% in the first quarter of 2007 from 3.52% in the first quarter of 2006, causing the decrease to net income reported above. As interest rates continued to rise over the past year, the yield on interest-earning assets (increased 50 basis points) has not been able to keep pace with the rising cost of interest-bearing liabilities (increased 94 basis points). A further increase to the cost of interest-bearing liabilities has occurred because more deposits are moving into time deposits versus lower-costing interest-bearing demand deposits.

The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. For the first quarter of 2007, PNBC had net charge-offs of $101,000, compared to net charge-offs of $109,000 for the first quarter of 2006. PNBC recorded a loan loss provision of $185,000 in the first quarter of 2007 compared to a provision of $10,000 in the first quarter of 2006.

Non-interest income totaled $2,645,000 for the first quarter of 2007, compared to $2,499,000 in the first quarter of 2006, an increase of $146,000 (or 5.8%). The categories of mortgage banking income, other service charges and brokerage fee income recorded the largest increases of $86,000, $71,000 and $59,000, respectively, due to increases in the volume of transactions. The Corporation recorded gains from the sales of securities available-for-sale of $47,000 in the first three months of 2007 compared to $60,000 for the first three months of 2006. Annualized non-interest income as a percentage of total average assets decreased slightly from 1.09% for the first three months of 2006, to 1.05% for the same period in 2007.

Total non-interest expense for the first quarter of 2007 was $7,273,000, an increase of $191,000 (or 2.7%) from $7,082,000 in the first quarter of 2006. Contributing to the difference was an increase in salaries/employee benefits of $148,000 due to an increase in the number of full-time employees. Smaller increases were seen in the categories of occupancy and equipment expense, increasing $131,000 and $74,000, respectively, caused by the additional offices in Aurora and Plainfield in the past twelve months. Offsetting these increases were decreases in other operating expense, data processing and advertising which decreased $138,000, $33,000 and $22,000, respectively. Annualized non-interest expense as a percentage of total average assets decreased to 2.89% for the first three months of 2007, compared to 3.09% for the same period in 2006.

INCOME TAXES

Income tax expense totaled $150,000 for the first quarter of 2007, as compared to $286,000 for the first quarter of 2006. The effective tax rate was 9.5% for the three month period ended March 31, 2007 and 14.8% for the three month period ended March 31, 2006. The lower effective tax rate in 2007 is due to the amount of tax-exempt investment securities in the Corporation’s investment portfolio as well as a lower pre-tax income.

The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The implementation of FIN 48 did not impact the Corporation’s financial statements. The Corporation files income tax returns in the U.S. federal jurisdiction and state of Illinois jurisdiction. The Corporation is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2003.

ANALYSIS OF FINANCIAL CONDITION

Total assets at March 31, 2007 increased to $1,033,413,000 from $1,031,959,000 at December 31, 2006 (an increase of $1.5 million or 0.1%). Investment balances totaled $254,463,000 at March 31, 2007, compared to $267,916,000 at December 31, 2006 (a decrease of $13.5 million or 5.0%). The decrease in the investment portfolio is a result of management’s decision to fund new loans with maturing investments rather than be overly competitive with the rising price of deposits. Accordingly, total deposits increased only slightly to $884,052,000 at March 31, 2007 from $881,899,000 at December 31, 2006 (an increase of $2.2 million or 0.2%). This increase includes $13.1 million in deposits acquired from the

Plainfield acquisition. Comparing categories of deposits at March 31, 2007 to December 31, 2006, interest-bearing demand deposits increased $6.1 million (or 2.6%) and savings deposits increased $5.0 million (or 4.3%). Conversely, time deposits decreased by $2.0 million (or 0.5%) and demand deposits decreased $7.0 million (or 6.5%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan (“TT&L”) deposits, and Federal Home Loan Bank advances, decreased from $74,147,000 at December 31, 2006 to $73,274,000 at March 31, 2007 (a decrease of $873,000 or 1.2%).

Loan balances, net of unearned interest, increased to $656,748,000 at March 31, 2007, compared to $629,472,000 at December 31, 2006 (an increase of $27.3 million or 4.3%). This increase is mainly the result of the $16.8 million in loans purchased in the aforementioned Plainfield acquisition. Non-performing loans increased to $4,909,000 or 0.75% of net loans at March 31, 2007, as compared to $4,519,000 or 0.80% of net loans at December 31, 2006. Although non-performing loans have increased in terms of total dollars, all are individually evaluated and management continues to maintain adequate reserves in the allowance for loan losses.

ASSET QUALITY

For the three months ended March 31, 2007, the subsidiary bank charged off $176,000 of loans and had recoveries of $75,000, compared to charge-offs of $148,000 and recoveries of $39,000 during the three months ended March 31, 2006. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At March 31, 2007, the allowance was $3,137,000 which is 63.9% of non-performing loans and 0.48% of total loans, compared with $3,053,000 which was 67.6% of non-performing loans and 0.49% of total loans at December 31, 2006.

At March 31, 2007 non-accrual loans were $4,896,000 compared to $3,893,000 at December 31, 2006. Impaired loans totaled $2,982,000 at March 31, 2007 compared to $2,123,000 at December 31, 2006. The total amount of loans ninety days or more past due and still accruing interest at March 31, 2007 was $14,000 compared to $33 at December 31, 2006. There was a specific loan loss reserve of $262,000 established for impaired loans as of March 31, 2007 compared to a specific loan loss reserve of $150,000 at December 31, 2006. PNBC’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of March 31, 2007.

CAPITAL RESOURCES

Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At March 31, 2007, total risk-based capital of PNBC was 8.79%, compared to 9.18% at December 31, 2006. The Tier 1 capital ratio decreased from 6.33% at December 31, 2006, to 6.14% at March 31, 2007. Total stockholders’ equity to total assets at March 31, 2007 increased to 6.37% from 6.33% at December 31, 2006.

LIQUIDITY

Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows used in financing and investing activities, offset by those provided by operating activities, resulted in a net decrease in cash and cash equivalents of $14,125,000 from December 31, 2006 to March 31, 2007. This decrease was primarily due to the payment for the Plainfield acquisition, a net increase in loans and a net decrease in deposits, offset by proceeds from the sales and maturities of investment securities. For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Corporation generates agribusiness, commercial, mortgage and consumer loans to customers located primarily in North Central Illinois. The Corporation’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Although the Corporation has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in the agricultural industry.

In the normal course of business to meet the financing needs of its customers, the subsidiary bank is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the subsidiary bank has in particular classes of financial instruments.

The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. At March 31, 2007, commitments to extend credit and standby letters of credit were approximately $124,998 and $6,339, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the subsidiary bank upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant and equipment, and income-producing properties.

Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank secures the standby letters of credit with the same collateral used to secure the loan. The maximum amount of credit that would be extended under standby letters of credit is equal to the off-balance sheet contract amount. The standby letters of credit have terms that expire in one year or less.

MERGERS AND ACQUISITIONS

On February 23, 2007, the Company completed the acquisition, for $10.2 million in cash, of the fixed assets and loans while assuming the deposit liabilities of the Plainfield, Illinois branch of HomeStar Bank in order to expand its market presence in this area. The Company financed the purchase price with existing cash and federal funds sold on the balance sheet at the time of purchase. Since the completion of the merger, the Plainfield location operates as a branch of the Company’s subsidiary bank.

The transaction has been accounted for as a purchase, and the results of operations of Plainfield since the acquisition date have been included in the consolidated financial statements.

LAND HELD FOR SALE

In 2004, the Corporation purchased approximately 14 acres of land in Aurora, Illinois in anticipation of the construction of a new branch facility. This construction of the facility was completed in May, 2006 using approximately 55% of the available acreage. The remaining 45% was sub-divided into two lots and needed infrastructure was completed. These lots, with a cost basis of $1,344,000, were determined to be held for sale as of March 31, 2007. A real estate appraisal has been completed indicating the market value of each lot to be approximately $2,000,000. Accordingly, these lots are now shown on the Corporation’s balance sheet as land held for sale, at the lower of cost or market.

LEGAL PROCEEDINGS

There are various claims pending against PNBC’s subsidiary bank, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to PNBC’s financial condition.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 2006, as reported in PNBC’s 2006 Annual Report on Form 10-K.

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

	Three Months Ended, March 31, 2007			Three Months Ended, March 31, 2006
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets

Interest-bearing deposits	$4,569	$50	4.44%	$335	$4	4.51%
Taxable investment securities	155,724	1,885	4.91%	140,460	1,375	3.97%
Tax-exempt investment securities	106,940	1,709	6.48%	106,648	1,783	6.78%
Federal funds sold	10,804	147	5.52%	1,356	14	4.19%
Net loans	633,229	11,631	7.45%	577,091	9,769	6.87%

Total interest-earning assets	911,266	15,422	6.86%	825,890	12,945	6.36%

Average non-interest earning assets	114,624			104,612

Total average assets	$1,025,890			$930,502

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$231,312	1,569	2.75%	$208,803	918	1.78%
Savings deposits	66,029	74	0.45%	74,330	85	0.46%
Time deposits	482,595	5,835	4.90%	403,953	3,850	3.87%
Interest-bearing demand notes issued to the U.S. Treasury	929	12	5.24%	651	7	4.51%
Federal funds purchased	72	1	5.63%	5,412	60	4.53%
Customer repurchase agreements	29,999	347	4.69%	29,862	303	4.12%
Advances from Federal Home Loan Bank	6,972	87	5.06%	8,348	97	4.69%
Trust preferred securities	25,000	355	5.76%	25,000	355	5.68%
Note payable	8,544	145	6.88%	6,663	107	6.51%

Total interest-bearing liabilities	851,452	8,425	4.01%	763,023	5,783	3.07%

Net yield on average interest-earning assets		$6,997	3.11%		$7,162	3.52%

Average non-interest-bearing liabilities	108,593			103,994

Average stockholders’ equity	65,845			63,485

Total average liabilities and
stockholders' equity	$1,025,890			$930,502

The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Three Months Ended March 31,
	2007	2006
Net interest income as stated	$6,392	$6,529
Tax equivalent adjustment-investments	581	606
Tax equivalent adjustment-loans	24	27

Tax equivalent net interest income	$6,997	$7,162

Schedule 7.   Controls and Procedures

(a)

Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Senior Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended March 31, 2007 that could significantly affect those controls.

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