Form 10-Q
period 2007-06-30
PRINCETON NATIONAL BANCORP INC
filed 2007-08-09
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Yes ☐      No ☒

As of July 16, 2007, the registrant had outstanding 3,314,554 shares of its $5 par value common stock.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended June 30, 2007:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
4/1/07 – 4/30/07	0	$0.00	0	80,000
5/1/07 – 5/31/07	10,000	$30.15	10,000	70,000
6/1/07 – 6/30/07	20,000	$29.14	20,000	50,000
Total	30,000	$29.48	30,000	50,000

On April 25, 2006, the Board of Directors approved the repurchase of up to an aggregate of 100,000 shares of our common stock pursuant to a repurchase program announced the same day (“the Program”). The expiration date of this Program was April 25, 2007, but was extended on April 24, 2007 for an additional six months. The program was completed on June 21, 2007.

Additionally, on April 24, 2007, the Board of Directors approved the repurchase of up to an aggregate of 50,000 shares of our common stock pursuant to a repurchase program announced the same day to begin immediately upon completion of the current program.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Princeton National Bancorp, Inc. was held on April 24, 2007, for the purpose of (1) electing four directors each to serve for a term of three years, and (2) approving the 2007 Stock Compensation Plan. Proxies for the meeting were solicited by Management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to Management’s solicitation.

Proposal 1.   All four of the nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

	Shares Voted “For”	Shares “Withheld”	Abstain
Daryl Becker	2,763,540	73,118	0
Sharon L. Covert	2,763,614	73,044	0
Mark Janko	2,762,618	74,040	0
Willard Lee	2,762,163	74,495	0
Stephen W. Samet	2,710,967	125,691	0

In addition, the following directors’ terms of offices continued after the meeting:

Gary C. Bruce

John R. Ernat

Donald E. Grubb

Thomas M. Longman

Ervin I. Pietsch

Tony J. Sorcic

Craig O. Wesner

Proposal 2.   The results of the vote were 1,577,972 voted for, 581,688 against and 0 abstained.

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

PRINCETON NATIONAL BANCORP, INC.

By	/s/ Tony J. Sorcic	By	/s/ Todd D. Fanning
	Tony J. Sorcic		Todd D. Fanning
	President & Chief Executive Officer		Sr. VP & Chief Financial Officer
	August 3, 2007		August 3, 2007

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
Cash and due from banks	$14,004	$33,882
Interest-bearing deposits with financial institutions	107	103
Federal funds sold	0	5,200

Total cash and cash equivalents	14,111	39,185

Loans held for sale, at lower of cost or market	4,662	4,512

Investment securities:
Available-for-sale, at fair value	217,401	252,467
Held-to-maturity, at amortized cost (fair value of $15,709 and $15,567)	15,717	15,449

Total investment securities	233,118	267,916

Loans:
Loans, net of unearned interest	669,289	629,472
Allowance for loan losses	(3,110)	(3,053)

Net loans	666,179	626,419

Premises and equipment, net of accumulated depreciation	31,765	28,670
Land held for sale, at lower of cost or market	1,344	0
Bank-owned life insurance	22,029	21,470
Accrued interest receivable	9,692	11,139
Goodwill	24,521	23,029
Intangible assets, net of accumulated amortization	5,543	5,921
Other real estate owned	370	0
Other assets	3,913	3,698

TOTAL ASSETS	$1,017,247	$1,031,959

LIABILITIES
Deposits:
Demand	$99,494	$107,834
Interest-bearing demand	233,993	231,953
Savings	123,111	116,246
Time	407,414	425,866

Total deposits	864,012	881,899

Borrowings:
Customer repurchase agreements	32,815	31,344
Advances from the Federal Home Loan Bank	6,977	6,970
Interest-bearing demand notes issued to the U.S. Treasury	1,543	2,333
Trust Preferred securities	25,000	25,000
Note payable	12,050	8,500

Total borrowings	78,385	74,147

Other liabilities	10,310	10,558

TOTAL LIABILITIES	952,707	966,604

STOCKHOLDERS’ EQUITY
Common stock: $5 par value, 7,000,000 shares authorized; 4,478,295 issued at June 30, 2007 and December 31, 2006	22,391	22,391
Surplus	18,217	18,158
Retained earnings	49,284	48,109
Accumulated other comprehensive loss, net of tax	(1,859)	(960)
Less: Cost of 1,163,741 and 1,126,885 treasury shares at June 30, 2007 and December 31, 2006, respectively	(23,493)	(22,343)

TOTAL STOCKHOLDERS’ EQUITY	64,540	65,355

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,017,247	$1,031,959

See accompanying notes to unaudited consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except share data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$12,293	$10,102	$23,900	$19,845
Interest on investment securities:
Taxable	1,734	1,447	3,619	2,821
Non-taxable	1,106	1,140	2,234	2,318
Interest on federal funds sold	75	137	221	151
Interest on interest-bearing time deposits in other banks	26	13	76	17

Total interest income	15,234	12,839	30,050	25,152

Interest expense:
Interest on deposits	7,622	5,485	15,101	10,339
Interest on borrowings	1,025	900	1,971	1,830

Total interest expense	8,647	6,385	17,072	12,169

Net interest income	6,587	6,454	12,978	12,983
Provision for loan losses	115	85	300	95

Net interest income after provision for loan losses	6,472	6,369	12,678	12,888

Non-interest income:
Trust & farm management fees	357	453	771	857
Service charges on deposit accounts	1,095	1,104	2,085	2,101
Other service charges	497	445	958	836
Gain on sales of securities available-for-sale	162	0	209	60
Gain on sale of loans	0	0	0	90
Brokerage fee income	214	218	417	362
Mortgage banking income	137	200	409	386
Bank-owned life insurance income	209	190	405	376
Other operating income	51	30	113	80

Total non-interest income	2,722	2,640	5,367	5,148

Non-interest expense:
Salaries and employee benefits	4,137	3,976	8,317	8,008
Occupancy	598	464	1,201	935
Equipment expense	837	716	1,615	1,421
Federal insurance assessments	86	79	170	158
Intangible assets amortization	164	163	351	326
Data processing	257	282	530	587
Advertising	178	218	351	413
Other operating expense	1,137	1,248	2,131	2,389

Total non-interest expense	7,394	7,146	14,666	14,237

Income before income taxes	1,800	1,863	3,379	3,799
Income tax expense	247	282	397	568

Net income	$1,553	$1,581	$2,982	$3,231

Earnings per share:
Basic	0.47	0.47	0.89	0.96
Diluted	0.46	0.46	0.89	0.95

Basic weighted average shares outstanding	3,333,897	3,383,711	3,340,462	3,373,080
Diluted weighted average shares outstanding	3,344,557	3,406,621	3,354,268	3,395,381

See accompanying notes to unaudited consolidated financial statements

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2007	2006	2007	2006

Net income	$1,553	$1,581	$2,982	$3,231
Other comprehensive income (loss), net of tax

Unrealized holding losses arising during the period, net of tax	(1,013)	(725)	(776)	(1,587)
Less: Reclassification adjustment for realized gains on sales of securities included in net income, net of tax	(102)	0	(131)	(37)
Plus: Amortization of transition obligation of post retirement healthcare continuation	4	0	8	0

Other comprehensive income (loss)	(1,111)	(725)	(899)	(1,624)

Comprehensive income	$442	$856	$2,083	$1,607

See accompanying notes to unaudited consolidated financial statements

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(dollars in thousands except per share data)

For the Six Months Ended June 30, 2007	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax effect	Treasury Stock	Total

Balance, January 1, 2007	$22,391	$18,158	$48,109	($960)	($22,343)	$65,355

Net income			2,982			2,982
Sale of 3,144 shares of treasury stock		36			54	90
Purchase of 40,000 shares of treasury stock					(1,204)	(1,204)
Cash dividends
($.54 per share)			(1,807)			(1,807)
Stock option compensation expense		23				23
Other comprehensive loss, net of $569 tax effect				(899)		(899)

Balance, June 30, 2007	$22,391	$18,217	$49,284	($1,859)	($23,493)	$64,540

For the Six Months Ended June 30, 2006

Balance, January 1, 2006	$22,392	$16,968	$45,786	($482)	($21,520)	$63,144

Net income			3,231			3,231

Purchase of 25,000 shares of treasury stock					(863)	(863)
Exercise of stock options and re-issuance of treasury stock (55,486 shares)		1,017	(563)		1,038	1,492
Cash dividends
($.49 per share)			(1,653)			(1,653)

Other comprehensive loss, net of $1,027 tax effect				(1,624)		(1,624)

Balance, June 30, 2006	$22,392	$17,985	$46,801	($2,106)	($21,345)	$63,727

See accompanying notes to unaudited consolidated financial statements

Schedule 4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	For the Six Months Ended June 30
	2007	2006
Operating activities:
Net income	$2,982	$3,231
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	1,245	1,094
Provision for loan losses	300	95
Amortization of other intangible assets and purchase accounting adjustments	351	326
Amortization of premiums and discounts on investment securities	(131)	364
Gain on sales of securities, net	(209)	(60)
Gain on sale of loans	0	(90)
Stock-based compensation expense	23	0
FHLB stock dividends	0	(24)
Loans originated for sale	(28,681)	(26,449)
Proceeds from sales of loans originated for sale	28,531	25,422
Increase in accrued interest payable	678	95
Decrease in accrued interest receivable	1,447	683
Increase in other assets	(1,024)	(1,594)
Decrease in other liabilities	(498)	(865)

Net cash provided by operating activities	5,014	2,228

Investing activities:
Proceeds from sales of investment securities available-for-sale	9,385	4,004
Proceeds from maturities of investment securities available-for-sale	30,587	20,793
Purchase of investment securities available-for-sale	(6,104)	(23,300)
Proceeds from maturities of investment securities held-to-maturity	865	885
Purchase of investment securities held-to-maturity	(1,075)	(1,380)
Proceeds from sale of loans	0	16,590
Net increase in loans	(23,017)	(13,051)
Purchases of premises and equipment	(1,184)	(2,308)
Payment related to acquisition, net of cash and cash equivalents	(10,110)	0

Net cash (used in) provided by investing activities	(653)	2,233

Financing activities:
Net (decrease) increase in deposits	(30,752)	3,753
Net increase (decrease) in borrowings	4,238	(5,304)
Dividends paid	(1,807)	(1,653)
Purchases of treasury stock	(1,204)	(863)
Exercise of stock options and issuance of treasury stock	0	1,492
Sales of treasury stock	90	0

Net cash used in financing activities	(29,435)	(2,575)

Increase (decrease) in cash and cash equivalents	(25,074)	1,886
Cash and cash equivalents at beginning of period	39,185	23,745

Cash and cash equivalents at June 30	$14,111	$25,631

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,394	$12,074
Income taxes	$980	$582

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$677	$31
Land transferred to held for sale	$1,344	$0

See accompanying notes to unaudited consolidated financial statements

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2007 and 2006, and all such adjustments are of a normal recurring nature. The 2006 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the consolidated financial statements and notes included in the Registrant’s 2006 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

(1)  EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended June 30,		Six Month Ended June 30
	2007	2006	2007	2006
Numerator:
Net income	$1,553	$1,581	$2,982	$3,231

Denominator:
Basic earnings per share –
weighted average shares	3,333,897	3,383,711	3,340,462	3,373,080

Effect of dilutive securities –
stock options	10,660	22,910	13,806	22,301

Diluted earnings per share –
adjusted weighted average shares	3,344,557	3,406,621	3,354,268	3,395,381

Net income per share:

Basic	$0.47	$0.47	$0.89	$0.96
Diluted	$0.46	$0.46	$0.89	$0.95

The earnings per share calculation for the three and six month periods ended June 30, 2007 does not include 160,283 shares which were anti-dilutive.

(2)  ACQUISITION

On February 23, 2007, the Corporation completed the acquisition of the Plainfield, Illinois office of HomeStar Bank, for $10.2 million in cash, including goodwill of $1.5 million, in order to expand its market presence in the area. The Corporation purchased the existing facility for $4.5 million plus $17.0 million in loans (at book value) and assumed $12.9 million in deposit liabilities. The Plainfield office operates as a branch of the subsidiary bank.

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Corporation, including the effects of the purchase accounting adjustments, had the acquisition taken place at the beginning of each period (in thousands):

	PRO FORMA For the six months ended June 30, 2007	PRO FORMA For the six months ended June 30, 2006
Net interest income	$13,018	$13,119
Provision for loan losses	300	95
Non-interest income	5,402	5,258
Non-interest expense	14,681	14,577
Income before income taxes	3,439	3,705
Income tax expense	421	531
Net income	$3,018	$3,174

Earnings per share
Basic	$0.90	$0.94
Diluted	$0.90	$0.93

Basic weighted average shares outstanding	3,340,462	3,373,080
Diluted weighted average shares outstanding	3,354,268	3,395,381

The unaudited pro forma condensed combined financial statements do not reflect any anticipated cost savings and revenue enhancements. Additionally, the income statement for the first six months of 2007 includes merger-related expenses. Accordingly, the pro forma results of operations of the Corporation as of and after the merger may not be indicative of the results that actually would have occurred if the merger had been in effect during the periods presented or of the results that may be attained in the future.

(3)  GOODWILL AND INTANGIBLE ASSETS

The balance of goodwill, net of accumulated amortization, totaled $24,521,000 at June 30, 2007 and $23,029,000 at December 31, 2006, with the increase of $1,492,000 resulting from the acquisition of the Plainfield branch of HomeStar Bank in February, 2007. The balance of intangible assets, net of accumulated amortization, totaled $5,543,000 and $5,921,000 at June 30, 2007 and December 31, 2006, respectively.

The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of June 30, 2007 and December 31, 2006.

(in thousands)
	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$9,004	$(3,559)	$9,004	$(3,112)
Other intangible assets	234	(136)	160	(131)
Total	$9,238	$(3,695)	$9,164	$(3,243)

Amortization expense of all intangible assets totaled $351,000 for the six months ended June 30, 2007 and $326,000 for the six months ended June 30, 2006, respectively. The amortization expense of these intangible assets will be approximately $164,000 for the each of the remaining quarters in 2007.

The Corporation has originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. As of June 30, 2007, no impairment had been recorded during the year. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)

Balance, January 1, 2007	$2,079
Servicing rights capitalized	339
Amortization of servicing rights	(149)
Impairment of servicing rights	0
Balance, June 30, 2007	$2,269

The Corporation services loans for others with unpaid principal balances at June 30, 2007 and December 31, 2006 of approximately $250,843,000, and $236,893,000, respectively.

The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of June 30, 2007. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional servicing rights, changes in mortgage interest rates, actual prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the six months ended December 31, 2007	$130
For the year ended December 31, 2008	251
For the year ended December 31, 2009	236
For the year ended December 31, 2010	221
For the year ended December 31, 2011	207
For the year ended December 31, 2012	194
Thereafter	1,030

(4)  FDIC ONE-TIME ASSESSMENT CREDIT

Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions. The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The Bank is an eligible institution and has now received notice from the FDIC that its share of the credit is $647,000. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing and ultimate recoverability of the one-time credit may change. The June 30, 2007 FDIC Premium statement reflected a credit of $127,000 against the premium expense for the quarter ending September 30, 2007 leaving a remaining credit of $520,000 to offset future premium expense.

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

In February 2007, the FASB issued SFAS No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. FAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for selected non-financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating the impact, if any, the adoption of FAS 159 will have on its financial reporting and disclosures.

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and six months ended June 30, 2007 and 2006

The following discussion provides information about Princeton National Bancorp, Inc.’s (“PNBC” or the “Corporation”) financial condition and results of operations for the three and six month periods ended June 30, 2007 and 2006. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS

Net income for the second quarter of 2007 was $1,553,000, or basic earnings per share of $0.47 (diluted earnings per share of $0.46), as compared to net income of $1,581,000 in the second quarter of 2006, or basic earnings per share of $0.47 (diluted earnings per share of $0.46). This represents a decrease of $28,000 (1.8%) with no change to the basic and diluted earnings per share figures. However, compared to net income of $1,429,000 (or basic earnings per share of $0.43 and diluted earnings per share of $0.42) in the first quarter of 2007, this represents improvement of $124,000, or 8.7% and $0.04 per basic and diluted earnings per share. Net income for the first six months of 2007 was $2,982,000, or basic and diluted earnings per share of $0.89, compared to net income of $3,231,000, or basic earnings per share of $0.96 (diluted earnings per share of $0.95) for the first six months of 2006. This represents a decrease of $249,000 (7.7%) or $0.07 per basic share and $0.06 per diluted share. The lower net income figure is primarily attributed to a decrease in the net yield on interest-earning assets from 3.47% for the first six months of 2006 to 3.13% for the first six months of 2007. The annualized return on average assets and return on average equity were 0.60% and 9.56%, respectively, for the second quarter of 2007, compared with 0.68% and 9.94% for the second quarter of 2006. For the six-month periods, the annualized return on average assets and return on average equity were 0.58% and 9.18%, respectively for 2007, compared with 0.70% and 10.24%, respectively for 2006.

Net interest income before provision for loan losses was $6,587,000 for the second quarter of 2007, compared to $6,454,000 for the second quarter of 2006 (an increase of $133,000 or 2.1%). This increase is a result of an increase in average interest-earning assets of $86.5 million over the past twelve months. For the three months ended June 30, 2007, average interest-earning assets were $913.1 million compared to $826.6 million for the three months ended June 30, 2006. However, the resulting net yield on interest-earning assets (on a fully taxable equivalent basis) decreased to 3.15% in the second quarter of 2007 from 3.43% in the second quarter of 2006, contributing to the lower net income reported above. The 3.15% net yield in the second quarter of 2007 does represent an increase from the 3.11% in the first quarter of 2007. Net interest income before any provision for loan losses was $12,978,000 for the first six months of 2007, almost identical to the $12,983,000 reported for the first six months of 2006. The resulting net yield on interest-earning assets (on a fully taxable equivalent basis) decreased to 3.13% in the first half of 2007 from 3.47% in the first half of 2006, which more than offset the increase in average interest-earning assets of $96.9 million over the comparable six-month periods.

The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. For the second quarter of 2007, PNBC had net charge-offs of $142,000, compared to net charge-offs of $103,000 for the second quarter of 2006. For the six-month comparable periods, PNBC had net charge-offs of $243,000 in 2007 and net charge-offs of $212,000 in 2006. PNBC recorded a loan loss provision of $115,000 in the second quarter of 2007 and $300,000 in the first half of 2007 compared to a provision of $85,000 in the second quarter of 2006 and $95,000 in the first half of 2006. The ratio of non-performing loans to total loans at June 30, 2007 remains low at 0.72% compared to 0.75% at June 30, 2006.

Non-interest income totaled $2,722,000 for the second quarter of 2007, compared to $2,640,000 in the second quarter of 2006, an increase of $82,000 (or 3.1%). Gains from the sales of securities of $162,000 ($0 in 2006) and increases in other service charges ($52,000) were more than enough to offset decreases in trust & farm management fees ($96,000) and mortgage banking income ($63,000). Annualized non-interest income as a percentage of average total assets decreased to 1.06% for the second quarter of 2007 from 1.14% for the same period in 2006. Year-to-date in 2007, non-interest income totaled $5,367,000 compared to $5,148,000 for the first half of 2006, an increase of $219,000 (or 4.3%). Again, the primary reason for the positive change is the increase in gains from the sales of securities and other service charges (increasing $149,000 and $122,000, respectively). Offsetting these increases, in 2006, the Corporation recorded a pre-tax gain of $90,000 in conjunction with the sale of $16,500,000 of first mortgage loans. Additionally, during the second quarter of 2006, the subsidiary bank completed the sale of the farm management department generating a pre-tax gain of $77,000. Annualized non-interest income as a percentage of total average assets decreased from 1.11% for the first six months of 2006, to 1.05% for the same period in 2007.

Total non-interest expense for the second quarter of 2007 was $7,394,000, an increase of $248,000 (or 3.5%) from $7,146,000 in the second quarter of 2006. With the addition of the Plainfield office in February, 2007 and a full quarter of expenses relating to the Aurora office (opened in May, 2006), increases were seen in salaries and employee benefits ($161,000), occupancy ($134,000) and equipment ($121,000), offsetting decreases in other operating expenses ($111,000), advertising ($40,000) and data processing ($25,000). Annualized non-interest expense as a percentage of total average assets decreased to 2.88% for the second quarter of 2007, compared to 3.08% for the same period in 2006. Year-to-date non-interest expense for the first half of 2007 was $14,666,000, an increase of $429,000 (or 3.0%) from the $14,237,000 for the first half of 2006 for the same reasons mentioned above in comparing the second quarter activity. Annualized non-interest expense as a percentage of total average assets also decreased to 2.88% for the first six months of 2007, compared to 3.08% for the same period in 2006.

INCOME TAXES

Income tax expense totaled $247,000 for the second quarter of 2007, as compared to $282,000 for the second quarter of 2006. The effective tax rate was 13.7% for the three month period ended June 30, 2007 and 15.1% for the three month period ended June 30, 2006. Income tax expense totaled $397,000 for the first six months of 2007, as compared to $568,000 for the first six months of 2006. The effective tax rate was 11.8% for the six month period ended June 30, 2007 and 15.0% for the six month period ended June 30, 2006. The lower effective tax rate in 2007 is due to the amount of tax-exempt investment securities in the Corporation's investment portfolio as well as a lower pre-tax income.

ANALYSIS OF FINANCIAL CONDITION

Total assets at June 30, 2007 decreased to $1,017,247,000 from $1,031,959,000 at December 31, 2006 (a decrease of $14.7 million or 1.4%). Investment balances totaled $233,118,000 at June 30, 2007, compared to $267,916,000 at December 31, 2006 (a decrease of $34.8 million or 13.0%). The decrease in the investment portfolio was a result of management’s decision to fund new loans with maturing investments rather than be overly competitive with the rising price of deposits, thereby increasing the Corporation’s loan-to-asset ratio. Loan balances, net of unearned interest, increased to $669,289,000 at June 30, 2007, compared to $629,472,000 at December 31, 2006 (an increase of $39.8 million or 6.3%). Accordingly, the period-end loan-to-asset ratio increased from 61.0% at December 31, 2006 to 65.8% at June 30, 2007. This should result in an improved net interest margin in the coming months. Non-performing loans increased to $4,808,000 at June 30, 2007 (or 0.72% of net loans), as compared to $3,926,000 or 0.62% of net loans at December 31, 2006. Although non-performing loans have increased, all are individually evaluated and management continues to maintain adequate reserves in the allowance for loan losses.

Total deposits decreased to $864,012,000 at June 30, 2007 from $881,899,000 at December 31, 2006 (a decrease of $17.9 million or 2.0%). This decrease is due to the subsidiary bank’s decision not to participate in the State of Illinois link deposit program, choosing to fund loans with internal deposits instead of relying on the State of Illinois deposits, which have decreased $32.1 million since December 31, 2006. Comparing categories of deposits at June 30, 2007 to December 31, 2006, time deposits decreased by $18.5 million (or 4.3%) and demand deposits decreased $8.3 million (or 7.7%). Conversely, savings deposits increased $6.9 million (or 5.9%) and interest-bearing demand deposits increased $2.0 million (or 0.9%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan (“TT&L”) deposits, federal funds purchased, and Federal Home Loan Bank advances, increased from $74,147,000 at December 31, 2006 to $78,385,000 at June 30, 2007 (an increase of $4.2 million or 5.7%).

ASSET QUALITY

For the six months ended June 30, 2007, the subsidiary bank charged off $368,000 of loans and had recoveries of $125,000, compared to charge-offs of $398,000 and recoveries of $186,000 during the six months ended June 30, 2006. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At June 30, 2007, the balance of the allowance for loan losses was $3,110,000 which is 64.7% of non-performing loans and 0.46% of total loans, compared with $3,053,000 which was 67.6% of non-performing loans and 0.49% of total loans at December 31, 2006.

At June 30, 2007, non-accrual loans were $4,766,000 compared to $3,893,000 at December 31, 2006. Impaired loans totaled $2,837,000 at June 30, 2007 compared to $2,123,000 at December 31, 2006. The total amount of loans ninety days or more past due and still accruing interest at June 30, 2007 was $43,000 compared to $33,000 at December 31, 2006. There was a specific loan loss reserve of $195,000 established for impaired loans as of June 30, 2007 compared to a specific loan loss reserve of $150,000 at December 31, 2006. PNBC’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of June 30, 2007.

CAPITAL RESOURCES

Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At June 30, 2007, total risk-based capital of PNBC was 8.69%, compared to 9.18% at December 31, 2006. The Tier 1 capital ratio to average assets decreased from 6.33% at December 31, 2006, to 6.11% at June 30, 2007. Total stockholders’ equity to total assets at June 30, 2007 increased to 6.34% from 6.33% at December 31, 2006.

LIQUIDITY

Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows used in financing and investing activities, offset by those provided by operating activities, resulted in a net decrease in cash and cash equivalents of $25,074,000 from December 31, 2006 to June 30, 2007. This decrease was primarily due to a net increase in loans and a net decrease in deposits, offset by a net decrease in the investment portfolio. For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

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

The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. At June 30, 2007, commitments to extend credit and standby letters of credit were approximately $126,237 and $6,355, respectively.

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

LAND HELD FOR SALE

In 2004, the Corporation purchased approximately 14 acres of land in Aurora, Illinois in anticipation of the construction of a new branch facility. This construction of the facility was completed in May, 2006 with the remaining acreage sub-divided into two lots and needed infrastructure completed. These lots, with a cost basis of $1,344,000, were determined to be held for sale as of March 31, 2007. A real estate appraisal has been completed indicating the market value of each lot to be approximately $2,000,000. Accordingly, these lots are now shown on the Corporation’s balance sheet as land held for sale, at the lower of cost or market.

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

	Six Months Ended, June 30, 2007			Six Months Ended, June 30, 2006
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets

Interest-bearing deposits	$3,507	$76	4.37%	$724	$17	4.71%
Taxable investment securities	151,945	3,619	4.80%	140,476	2,821	4.05%
Tax-exempt investment securities	102,778	3,385	6.64%	106,089	3,512	6.67%
Federal funds sold	7,990	221	5.58%	6,366	151	4.80%
Net loans	645,974	23,947	7.48%	572,593	19,896	7.01%

Total interest-earning assets	912,194	31,248	6.91%	826,248	26,397	6.44%

Average non-interest earning assets	115,920			104,979

Total average assets	$1,028,114			$931,227

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$233,766	3,230	2.79%	$206,127	1,926	1.88%
Savings deposits	66,349	144	0.44%	74,015	171	0.47%
Time deposits	479,728	11,727	4.93%	411,262	8,242	4.04%
Interest-bearing demand notes issued to the U.S. Treasury	1,030	25	4.96%	763	17	4.44%
Federal funds purchased	154	4	5.59%	2,755	63	4.59%
Customer repurchase agreements	30,618	711	4.68%	28,840	626	4.38%
Advances from Federal Home Loan Bank	6,973	176	5.10%	8,107	190	4.74%
Trust preferred securities	25,000	710	5.73%	25,000	710	5.68%
Note payable	9,727	345	7.14%	6,636	223	6.79%

Total interest-bearing liabilities	853,345	17,072	4.03%	763,506	12,169	3.21%

Net yield on average interest-earning assets		$14,176	3.13%		$14,228	3.47%

Average non-interest-bearing liabilities	109,277			104,087

Average stockholders’ equity	65,492			63,635

Total average liabilities and stockholders’ equity	$1,028,114			$931,227

The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Six Months Ended June 30,
	2007	2006
Net interest income as stated	$12,978	$12,983
Tax equivalent adjustment-investments	1,151	1,194
Tax equivalent adjustment-loans	47	51

Tax equivalent net interest income	$14,176	$14,228

Schedule 7. Controls and Procedures

(a)

        Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Senior Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

        Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended June 30, 2007 that could significantly affect those controls.

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