Form 10-Q
period 2007-09-30
PRINCETON NATIONAL BANCORP INC
filed 2007-11-08
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Yes ☐      No ☒

As of October 17, 2007, the registrant had outstanding 3,316,224 shares of its $5 par value common stock.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended September 30, 2007:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
7/1/07 -7/31/07	0	$0.00	0	50,000
8/1/07 -8/31/07	0	$0.00	0	50,000
9/1/07 – 9/30/07	0	$0.00	0	50,000
Total	0	$0.00	0	50,000

On April 24, 2007, the Board of Directors approved the repurchase of up to an aggregate of 50,000 shares of our common stock pursuant to a repurchase program announced the same day (“the Program”). The expiration date of this Program is April 24, 2008. Unless terminated earlier by resolution of our Board of Directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

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

PRINCETON NATIONAL BANCORP, INC.
By	/s/ Tony J. Sorcic	By	/s/ Todd D. Fanning
	Tony J. Sorcic President & Chief Executive Officer November 6, 2007		Todd D. Fanning Sr. VP & Chief Financial Officer November 6, 2007

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2007 (unaudited)	December 31, 2006
ASSETS
Cash and due from banks	$23,398	$33,882
Interest-bearing deposits with financial institutions	8,423	103
Federal funds sold	17,700	5,200

Total cash and cash equivalents	49,521	39,185

Loans held for sale, at lower of cost or market	939	4,512

Investment securities:
Available-for-sale, at fair value	206,682	252,467
Held-to-maturity, at amortized cost (fair value of $16,117 and $15,567)	15,973	15,449

Total investment securities	222,655	267,916

Loans:
Loans, net of unearned interest	690,228	629,472
Allowance for loan losses	(3,221)	(3,053)

Net loans	687,007	626,419

Premises and equipment, net of accumulated depreciation	31,294	28,670
Land held for sale, at lower of cost or market	1,344	0
Bank-owned life insurance	22,324	21,470
Accrued interest receivable	10,575	11,139
Goodwill	24,521	23,029
Intangible assets, net of accumulated amortization	5,317	5,921
Other real estate owned	701	0
Other assets	3,895	3,698

TOTAL ASSETS	$1,060,093	$1,031,959

LIABILITIES
Deposits:
Demand	$91,186	$107,834
Interest-bearing demand	258,911	231,953
Savings	115,410	116,246
Time	436,111	425,866

Total deposits	901,618	881,899

Borrowings:
Customer repurchase agreements	33,978	31,344
Advances from the Federal Home Loan Bank	6,980	6,970
Interest-bearing demand notes issued to the U.S. Treasury	2,387	2,333
Trust Preferred securities	25,000	25,000
Note payable	13,050	8,500

Total borrowings	81,395	74,147

Other liabilities	10,532	10,558

TOTAL LIABILITIES	993,545	966,604

STOCKHOLDERS’ EQUITY
Common stock: $5 par value, 7,000,000 shares authorized; 4,478,295 issued at September 30, 2007 and December 31, 2006	22,391	22,391
Surplus	18,246	18,158
Retained earnings	50,126	48,109
Accumulated other comprehensive loss, net of tax	(750)	(960)
Less: Cost of 1,162,071 and 1,126,885 treasury shares at September 30, 2007 and December 31, 2006, respectively	(23,465)	(22,343)

TOTAL STOCKHOLDERS’ EQUITY	66,548	65,355

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,060,093	$1,031,959

See accompanying notes to unaudited consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except share data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$12,980	$10,714	$36,880	$30,559
Interest on investment securities:
Taxable	1,592	1,634	5,211	4,455
Non-taxable	1,027	1,133	3,261	3,450
Interest on federal funds sold	24	206	246	357
Interest on interest-bearing time deposits in other banks	9	59	85	77

Total interest income	15,632	13,746	45,683	38,898

Interest expense:
Interest on deposits	7,677	6,397	22,777	16,736
Interest on borrowings	1,105	961	3,077	2,791

Total interest expense	8,782	7,358	25,854	19,527

Net interest income	6,850	6,388	19,829	19,371
Provision for loan losses	250	80	550	175

Net interest income after provision for loan losses	6,600	6,308	19,279	19,196

Non-interest income:
Trust & farm management fees	353	300	1,124	1,158
Service charges on deposit accounts	1,174	1,065	3,259	3,166
Other service charges	535	501	1,492	1,336
Gain on sales of securities available-for-sale	149	98	358	158
Gain on sale of loans	0	0	0	90
Brokerage fee income	224	201	641	563
Mortgage banking income	257	149	666	536
Bank-owned life insurance income	203	205	608	581
Other operating income	40	45	154	125

Total non-interest income	2,935	2,564	8,302	7,713

Non-interest expense:
Salaries and employee benefits	4,257	3,936	12,574	11,944
Occupancy	569	523	1,770	1,458
Equipment expense	756	717	2,371	2,138
Federal insurance assessments	84	78	254	236
Intangible assets amortization	177	163	528	488
Data processing	268	194	797	781
Advertising	188	220	539	634
Other operating expense	1,088	1,135	3,219	3,525

Total non-interest expense	7,387	6,966	22,052	21,204

Income before income taxes	2,148	1,906	5,529	5,705
Income tax expense	408	299	806	867

Net income	$1,740	$1,607	$4,723	$4,838

Earnings per share:
Basic	0.53	0.48	1.42	1.43
Diluted	0.52	0.47	1.41	1.43

Basic weighted average shares outstanding	3,314,913	3,372,188	3,331,852	3,372,780
Diluted weighted average shares outstanding	3,322,292	3,393,341	3,342,689	3,394,517

See accompanying notes to unaudited consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2007	2006	2007	2006

Net income	$1,740	$1,607	$4,723	$4,838

Other comprehensive income, net of tax

Unrealized holding gains arising during the period, net of tax	1,196	2,039	417	453
Less: Reclassification adjustment for realized gains on sales of securities included in net income, net of tax	(91)	(62)	(219)	(100)
Plus: Amortization of transition obligation of post retirement healthcare continuation	4	0	12	0

Other comprehensive income	1,109	1,977	210	353

Comprehensive income	$2,849	$3,584	$4,933	$5,191

See accompanying notes to unaudited consolidated financial statements

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands except per share data)

For the Nine Months Ended September 30, 2007	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax effect	Treasury Stock	Total

Balance, January 1, 2007	$22,391	$18,158	$48,109	$(960)	$(22,343)	$65,355

Net income			4,723			4,723
Sale of 4,314 shares of treasury stock		46			74	120
Purchase of 40,000 shares of treasury stock					(1,204)	(1,204)
Exercise of stock options and re-issuance of treasury stock (500 shares)		7	(4)		8	11
Cash dividends
($.81 per share)			(2,702)			(2,702)
Stock option compensation expense		35				35
Other comprehensive income, net of $133 tax effect				210		210

Balance, September 30, 2007	$22,391	$18,246	$50,126	$(750)	$(23,465)	$66,548

For the Nine Months Ended September 30, 2006

Balance, January 1, 2006	$22,392	$16,968	$45,786	$(482)	$(21,520)	$63,144

Net income			4,838			4,838
Purchase of 35,000 shares of treasury stock					(1,198)	(1,198)
Sale of 937 shares of treasury stock		15			16	31
Exercise of stock options and re-issuance of treasury stock (56,865 shares)		1,042	(565)		1,062	1,539
Cash dividends
($.74 per share)			(2,497)			(2,497)
Other comprehensive income, net of $223 tax effect				353		353

Balance, September 30, 2006	$22,392	$18,025	$47,562	$(129)	$(21,640)	$66,210

See accompanying notes to unaudited consolidated financial statements

Schedule 4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30
	2007	2006
Operating activities:
Net income	$4,723	$4,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,872	1,697
Provision for loan losses	550	175
Amortization of other intangible assets and purchase accounting adjustments	528	487
Amortization of premiums and discounts on investment securities	(212)	435
Gain on sales of securities, net	(358)	(158)
Gain on sale of loans	0	(90)
Stock-based compensation expense	35	0
FHLB stock dividends	0	(24)
Loans originated for sale	(41,155)	(38,425)
Proceeds from sales of loans originated for sale	44,728	37,148
Increase in accrued interest payable	434	852
Decrease (increase) in accrued interest receivable	564	(1,600)
Increase in other assets	(1,579)	(1,651)
Decrease in other liabilities	(731)	(2,725)

Net cash provided by operating activities	9,399	959

Investing activities:
Proceeds from sales of investment securities available-for-sale	12,872	4,994
Proceeds from maturities of investment securities available-for-sale	48,925	29,867
Purchase of investment securities available-for-sale	(15,187)	(49,950)
Proceeds from maturities of investment securities held-to-maturity	995	885
Purchase of investment securities held-to-maturity	(1,450)	(1,380)
Proceeds from sale of loans	0	16,590
Net increase in loans	(44,095)	(24,526)
Purchases of premises and equipment	(1,340)	(3,406)
Payment related to acquisition, net of cash and cash equivalents	(10,110)	0

Net cash used in investing activities	(9,390)	(26,926)

Financing activities:
Net increase in deposits	6,854	39,905
Net increase in borrowings	7,248	3,738
Dividends paid	(2,702)	(2,497)
Purchases of treasury stock	(1,204)	(1,198)
Exercise of stock options and issuance of treasury stock	11	1,539
Sales of treasury stock	120	31

Net cash provided by financing activities	10,327	41,518

Increase in cash and cash equivalents	10,336	15,551
Cash and cash equivalents at beginning of period	39,185	23,745

Cash and cash equivalents at September 30	$49,521	$39,296

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,420	$18,675
Income taxes	$1,335	$767

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$1,076	$31
Land transferred to held for sale	$1,344	$0

See accompanying notes to unaudited consolidated financial statements

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2007 and 2006, and all such adjustments are of a normal recurring nature. The 2006 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

(1)   EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended September 30,		Nine Month Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$1,740	$1,607	$4,723	$4,838

Denominator:
Basic earnings per share- weighted average shares	3,314,913	3,372,188	3,331,852	3,372,780

Effect of dilutive securities- stock options	7,379	21,153	10,837	21,737
Diluted earnings per share- adjusted weighted average shares	3,322,292	3,393,341	3,342,689	3,394,517

Net income per share:

Basic	$0.53	$0.48	$1.42	$1.43
Diluted	$0.52	$0.47	$1.41	$1.43

The earnings per share calculation for the three and nine month periods ended September 30, 2007 does not include 281,416 and 160,283 shares, respectively, which were anti-dilutive.

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

Transaction costs related to the completion of the transaction were considered immaterial. The total fair value of the assets and liabilities acquired exceeded the book value, resulting in goodwill of $1,492,000 which is not subject to amortization.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Corporation, including the effects of the purchase accounting adjustments, had the acquisition taken place at the beginning of each period (in thousands):

	PRO FORMA For the nine months ended September 30, 2007	PRO FORMA For the nine months ended September 30, 2006
Net interest income	$19,869	$19,575
Provision for loan losses	550	175
Non-interest income	8,337	7,878
Non-interest expense	22,067	21,713
Income before income taxes	5,589	5,565
Income tax expense	830	813
Net income	$4,759	$4,752

Earnings per share
Basic	$1.43	$1.41
Diluted	$1.42	$1.40

Basic weighted average shares outstanding	3,331,852	3,372,780
Diluted weighted average shares outstanding	3,342,689	3,394,517

The unaudited pro forma condensed combined financial statements do not reflect any anticipated cost savings and revenue enhancements. Additionally, the income statement for the first nine months of 2007 includes merger-related expenses. Accordingly, the pro forma results of operations of the Corporation as of and after the merger may not be indicative of the results that actually would have occurred if the merger had been in effect during the periods presented or of the results that may be attained in the future.

(3)   GOODWILL AND INTANGIBLE ASSETS

The balance of goodwill, net of accumulated amortization, totaled $24,521,000 at September 30, 2007 and $23,029,000 at December 31, 2006, with the increase of $1,492,000 resulting from the acquisition of the Plainfield branch of HomeStar Bank in February, 2007. The balance of intangible assets, net of accumulated amortization, totaled $5,317,000 and $5,921,000 at September 30, 2007 and December 31, 2006, respectively.

The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of September 30, 2007 and December 31, 2006.

(in thousands)	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$9,004	$(3,782)	$9,004	$(3,112)
Other intangible assets	234	(139)	160	(131)
Total	$9,238	$(3,921)	$9,164	$(3,243)

Amortization expense of all intangible assets totaled $528,000 for the nine months ended September 30, 2007 and $488,000 for the nine months ended September 30, 2006, respectively. The amortization expense of these intangible assets will be approximately $177,000 for the remaining quarter of 2007.

The Corporation has originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. As of September 30, 2007, no impairment had been recorded during the year. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)

Balance, January 1, 2007	$2,079
Servicing rights capitalized	542
Amortization of servicing rights	(219)
Impairment of servicing rights	0
Balance, September 30, 2007	$2,402

The Corporation services loans for others with unpaid principal balances at September 30, 2007 and December 31, 2006 of approximately $260,428,000, and $236,893,000, respectively.

The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of September 30, 2007. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional servicing rights, changes in mortgage interest rates, actual prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount in thousands)
For the three months ended December 31, 2007	$68
For the year ended December 31, 2008	268
For the year ended December 31, 2009	251
For the year ended December 31, 2010	235
For the year ended December 31, 2011	221
For the year ended December 31, 2012	207
Thereafter	1,152

(4)   FDIC ONE-TIME ASSESSMENT CREDIT

Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions. The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The Bank is an eligible institution and received notice from the FDIC that its share of the credit is $647,000. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing and ultimate recoverability of the one-time credit may change. In 2007, FDIC premium credits received totaled $250,000 against the premium expense, leaving a remaining credit of $397,000 to offset future premium expense.

(5)   FEDERAL HOME LOAN BANK STOCK

The Corporation owns approximately $2.4 million of Federal Home Loan Bank stock included in investment securities. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The draft order prohibits capital stock repurchase and redemptions until a time to be determined by the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances and the purchases of mortgages through the MPF Program. With regard to dividends, the Federal Home Loan Bank will continue to assess their dividend capacity each quarter and make appropriate request for approval. Management performed an analysis and deemed the investment in Federal Home Loan Bank stock was not impaired as of September 30, 2007.

(6)   IMPACT OF NEW ACCOUNTING STANDARDS

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

In September 2006, the FASB issued SFAS No. 157 (FAS 157), “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosures requirements about fair value measurements. FAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Corporation is currently evaluating the impact, if any, the adoption of FAS 157 will have on its financial reporting and disclosures.

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

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2007 and 2006

The following discussion provides information about Princeton National Bancorp, Inc.'s (“PNBC” or the “Corporation”) financial condition and results of operations for the three and nine month periods ended September 30, 2007 and 2006. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS

The Corporation reported third quarter 2007 diluted earnings per share improved 13.0% compared to second quarter 2007. Net income for the third quarter of 2007 was $1,740,000, or basic earnings per share of $0.53 (diluted earnings per share of $0.52), as compared to net income of $1,607,000 in the third quarter of 2006, or basic earnings per share of $0.48 (diluted earnings per share of $0.47). This represents an increase of $133,000 (or 8.3%) and $0.05 per basic (10.4%) and diluted (10.4%) earnings per share. The Corporation has made significant earnings improvements in the third quarter of 2007, compared to net income of $1,429,000 (or basic earnings per share of $0.43 and diluted earnings per share of $0.42) in the first quarter of 2007, and net income of $1,553,000 (or basic earnings per share of $0.47 and diluted earnings per share of $0.46) in the second quarter of 2007. Net income for the first nine months of 2007 was $4,723,000, or basic earnings per share of $1.42 (diluted earnings per share of $1.41), compared to net income of $4,838,000, or basic and diluted earnings per share of $1.43 for the first nine months of 2006. This represents a decrease of $115,000 (or 2.4%) or $0.01 per basic share and $0.02 per diluted share. The lower net income figure is primarily attributed to a decrease in the net yield on interest-earning assets from 3.39% for the first nine months of 2006 to 3.17% for the first nine months of 2007. The annualized return on average assets and return on average equity were 0.67% and 10.65%, respectively, for the third quarter of 2007, compared with 0.66% and 9.90% for the third quarter of 2006. For the nine-month periods, the annualized return on average assets and return on average equity were 0.61% and 9.67%, respectively for 2007, compared with 0.69% and 10.12%, respectively for 2006.

Net interest income before provision for loan losses was $6,850,000 for the third quarter of 2007, compared to $6,388,000 for the third quarter of 2006 (an increase of $462,000 or 7.2%). This increase is a result of an increase in average interest-earning assets of $74.9 million over the past twelve months. For the three months ended September 30, 2007, average interest-earning assets were $910.2 million compared to $856.9 million for the three months ended September 30, 2006. The resulting net yield on interest-earning assets (on a fully taxable equivalent basis) was 3.23% in both the third quarter of 2007 and 2006. Net interest income before any provision for loan losses was $19,829,000 for the first nine months of 2007, compared to $19,371,000 reported for the first nine months of 2006 (an increase of $458,000 or 2.4%). The resulting net yield on interest-earning assets (on a fully taxable equivalent basis) decreased to 3.17% for the first three quarters of 2007 from 3.39% in the first three quarters of 2006. However, the increase in average interest-earning assets of $74.9 million over the comparable nine-month periods was more than enough to offset the decrease in net yield.

The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. For the third quarter of 2007, PNBC had net charge-offs of $139,000, compared to recoveries of $11,000 for the third quarter of 2006. For the nine-month comparable periods, PNBC had net charge-offs of $382,000 in 2007 and net charge-offs of $208,000 in 2006. PNBC recorded a loan loss provision of $250,000 in the third quarter of 2007 and $550,000 in the first nine months of 2007 compared to a provision of $80,000 in the third quarter of 2006 and $175,000 in the first nine months of 2006. The ratio of non-performing loans to total loans at September 30, 2007 remains low at 0.93% compared to 0.70% at September 30, 2006.

The Corporation has built a strong fee income base from diversified sources as evidenced by non-interest income totaling $2,935,000 for the third quarter of 2007, compared to $2,564,000 in the third quarter of 2006, an increase of $371,000 (or 14.5%). The leading components were an increase in service charges on deposits accounts, due to more accounts at the subsidiary bank, of $109,000 (or 10.2%) and an increase in mortgage banking income of $108,000 (or 72.5%) due to an increase in servicing income. Annualized non-interest income as a percentage of average total assets increased to 1.13% for the third quarter of 2007 from 1.05% for the same period in 2006. Year-to-date in 2007, non-interest income totaled $8,302,000 compared to $7,713,000 for the same period of 2006, an increase of $589,000 (or 7.6%). The primary reason for the positive change is the increase in gains from the sales of securities and other service charges (increasing $200,000 and $156,000, respectively). Offsetting these increases, in 2006, the Corporation recorded a pre-tax gain of $90,000 in conjunction with the sale of $16,500,000 of first mortgage loans. Additionally, during the second quarter of 2006, the subsidiary bank completed the sale of the farm management department generating a pre-tax gain of $77,000. Annualized non-interest income as a percentage of total average assets decreased from 1.09% for the first nine months of 2006, to 1.08% for the same period in 2007.

Total non-interest expense for the third quarter of 2007 was $7,387,000, an increase of $421,000 (or 6.0%) from $6,966,000 in the third quarter of 2006. Increases were seen in salaries and employee benefits ($321,000), occupancy ($46,000) and equipment ($39,000), offsetting decreases in other operating expenses ($47,000) and advertising ($32,000). Annualized non-interest expense as a percentage of total average assets decreased to 2.85% for the third quarter of 2007, compared to 2.86% for the same period in 2006. The last time the Corporation was at the 2.85% level for an entire year was 1993. Year-to-date non-interest expense for the first nine months of 2007 was $22,052,000, an increase of $848,000 (or 4.0%) from the $21,204,000 for the nine months of 2006, primarily due to an increase in salaries and employee benefits of $630,000 (or 5.3%). Annualized non-interest expense as a percentage of total average assets also decreased to 2.87% for the first nine months of 2007, compared to 3.00% for the same period in 2006.

INCOME TAXES

Income tax expense totaled $408,000 for the third quarter of 2007, as compared to $299,000 for the third quarter of 2006. The effective tax rate was 19.0% for the three month period ended September 30, 2007 and 15.7% for the three month period ended September 30, 2006. Income tax expense totaled $806,000 for the first nine months of 2007, as compared to $867,000 for the first nine months of 2006. The effective tax rate was 14.6% for the nine month period ended September 30, 2007 and 15.2% for the nine month period ended September 30, 2006. The lower effective tax rate in 2007 is due to the amount of tax-exempt investment securities in the Corporation’s investment portfolio as well as a lower pre-tax income.

ANALYSIS OF FINANCIAL CONDITION

Total assets at September 30, 2007 increased to $1,060,093,000 from $1,031,959,000 at December 31, 2006 (an increase of $28.1 million or 2.7%). Investment balances totaled $222,655,000 at September 30, 2007, compared to $267,916,000 at December 31, 2006 (a decrease of $45.3 million or 20.3%). The decrease in the investment portfolio during the year has been the result of management’s decision to fund new loans with maturing investments rather than be overly competitive with the high price of deposits, thereby increasing the Corporation’s loan-to-asset ratio. Loan balances, net of unearned interest, increased to $690,228,000 at September 30, 2007, compared to $629,472,000 at December 31, 2006 (an increase of $60.8 million or 9.7%). Accordingly, the period-end loan-to-asset ratio increased from 61.0% at December 31, 2006 to 65.1% at September 30, 2007. This change in the Corporation’s asset mix had a positive impact on the net interest margin, which improved from 3.11% in the first quarter of 2007, to 3.15% in the second quarter, to 3.23% in the third quarter. Non-performing loans increased to $6,408,000 at September 30, 2007 (or 0.93% of net loans), as compared to $3,926,000 or 0.62% of net loans at December 31, 2006. Although non-performing loans have increased, all are individually evaluated and management continues to maintain adequate reserves in the allowance for loan losses.

Total deposits increased to $901,618,000 at September 30, 2007 from $881,899,000 at December 31, 2006 (an increase of $19.7 million or 2.2%). This increase is net of a decrease of $33.7 million due to the subsidiary bank’s decision not to participate in the State of Illinois link deposit program, choosing to fund loans with internal deposits instead of relying on the State of Illinois deposits. Accordingly, other deposit categories have increased $53.4 million since December 31, 2006. Comparing categories of deposits at September 30, 2007 to December 31, 2006, time deposits increased by $10.2 million (or 2.4%) and interest-bearing demand deposits increased $27.0 million (or 11.6%). Conversely, demand deposits decreased $16.6 million (or 15.4%) and savings deposits decreased $0.8 million (or 0.7%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan (“TT&L”) deposits, federal funds purchased, and Federal Home Loan Bank advances, increased from $74,147,000 at December 31, 2006 to $81,395,000 at September 30, 2007 (an increase of $7.2 million or 9.8%).

ASSET QUALITY

For the nine months ended September 30, 2007, the subsidiary bank charged off $569,000 of loans and had recoveries of $187,000, compared to charge-offs of $428,000 and recoveries of $220,000 during the nine months ended September 30, 2006. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At September 30, 2007, the balance of the allowance for loan losses was $3,221,000 which is 50.3% of non-performing loans and 0.47% of total loans, compared with $3,053,000 which was 77.8% of non-performing loans and 0.49% of total loans at December 31, 2006.

At September 30, 2007, non-accrual loans were $6,408,000 compared to $3,893,000 at December 31, 2006. Impaired loans totaled $4,040,000 at September 30, 2007 compared to $2,123,000 at December 31, 2006. The total amount of loans ninety days or more past due and still accruing interest at September 30, 2007 was $0 compared to $33,000 at December 31, 2006. There was a specific loan loss reserve of $165,000 established for impaired loans as of September 30, 2007 compared to a specific loan loss reserve of $150,000 at December 31, 2006. PNBC’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of September 30, 2007.

CAPITAL RESOURCES

Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At September 30, 2007, total risk-based capital of PNBC was 8.61%, compared to 9.18% at December 31, 2006. The Tier 1 capital ratio to average assets decreased from 6.33% at December 31, 2006, to 6.23% at September 30, 2007. Total stockholders' equity to total assets at September 30, 2007 decreased to 6.28% from 6.33% at December 31, 2006.

LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by financing and operating activities, offset by those used in investing activities, resulted in a net increase in cash and cash equivalents of $10,336,000 from December 31, 2006 to September 30, 2007. This increase in cash and cash equivalents was primarily due to a net decrease in the investment portfolio, as well as increases in deposits and borrowings, offset by a net increase in loans and the acquisition payment. For more detailed information, see PNBC's Consolidated Statements of Cash Flows.

FEDERAL HOME LOAN BANK STOCK

The Corporation owns approximately $2.4 million of Federal Home Loan Bank stock included in investment securities. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The draft order prohibits capital stock repurchase and redemptions until a time to be determined by the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances and the purchases of mortgages through the MPF Program. With regard to dividends, the Federal Home Loan Bank will continue to assess their dividend capacity each quarter and make appropriate request for approval. Management performed an analysis and deemed the investment in Federal Home Loan Bank stock was not impaired as of September 30, 2007.

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

The subsidiary bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. At September 30, 2007, commitments to extend credit and standby letters of credit were approximately $149,011,000 and $6,103,000 respectively.

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

MERGERS AND ACQUISITIONS

On February 23, 2007, the Company completed the acquisition, for $10.2 million in cash, of the fixed assets and loans while assuming the deposit liabilities of the Plainfield, Illinois branch of HomeStar Bank in order to expand its market presence in this area. The Company financed the purchase price with existing cash and federal funds sold on the balance sheet at the time of purchase. Since the completion of the branch purchase, the Plainfield location operates as a branch of the Company’s subsidiary bank.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 2006, as reported in PNBC's 2006 Annual Report on Form 10-K.

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

	Nine Months Ended, September 30, 2007			Nine Months Ended, September 30, 2006
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets

Interest-bearing deposits	$2,208	$85	5.15%	$2,017	$77	5.07%
Taxable investment securities	145,095	5,211	4.80%	143,092	4,455	4.16%
Tax-exempt investment securities	100,568	4,942	6.57%	105,843	5,228	6.60%
Federal funds sold	6,414	246	5.13%	8,817	357	5.42%
Net loans	657,233	36,949	7.52%	576,871	30,636	7.10%

Total interest-earning assets	911,518	47,433	6.96%	836,640	40,753	6.51%

Average non-interest earning assets	116,726			106,903

Total average assets	$1,028,244			$943,543

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$233,016	4,951	2.84%	$211,195	3,294	2.09%
Savings deposits	64,890	202	0.42%	115,748	250	0.29%
Time deposits	478,101	17,624	4.93%	376,492	13,192	4.68%
Interest-bearing demand notes issued to the U.S. Treasury	1,072	39	4.86%	798	26	4.41%
Federal funds purchased	759	31	5.46%	1,827	63	4.59%
Customer repurchase agreements	31,663	1,102	4.65%	29,985	1,018	4.54%
Advances from Federal Home Loan Bank	6,975	271	5.19%	7,823	284	4.85%
Trust preferred securities	25,000	1,065	5.70%	25,000	1,055	5.64%
Note payable	10,575	569	7.19%	6,611	345	6.98%

Total interest-bearing liabilities	852,051	25,854	4.06%	775,479	19,527	3.37%

Net yield on average interest-earning assets		$21,579	3.17%		$21,226	3.39%

Average non-interest-bearing liabilities	110,926			104,171

Average stockholders' equity	65,267			63,893

Total average liabilities and stockholders' equity	$1,028,244			$943,543

The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Nine Months Ended September 30,
	2007	2006
Net interest income as stated	$19,829	$19,371
Tax equivalent adjustment-investments	1,680	1,778
Tax equivalent adjustment-loans	70	77

Tax equivalent net interest income	$21,579	$21,226

Schedule 7. Controls and Procedures

(a)

Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Senior Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended September 30, 2007 that could significantly affect those controls.

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