Form 10-K
period 2007-12-31
PRINCETON NATIONAL BANCORP INC
filed 2008-03-17
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer		☒

Non-accelerated filer	☐	Smaller reporting company		☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	☐	No	☒

               At February 29, 2008, 3,303,447 shares of Common Stock, $5.00 Par Value, were outstanding, and the aggregate market value of the common stock (based upon the closing representative bid price of the common stock on June 30, 2007 of $27.60, the last business day of the Registrant’s most recently completed second quarter, as reported by NASDAQ) held by nonaffiliates was approximately $91,175,137.

Determination of stock ownership by nonaffiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Portions of the following documents are incorporated by reference:

          2008 Notice and Proxy Statement for the Annual Meeting of Stockholders April 29, 2008 (the “Proxy Statement”) - Part III and portions of the Corporation’s 2007 Annual Report (the “Annual Report”) - Part II

Page 1 of 76 pages

PART I

Item 1. Business

          Princeton National Bancorp, Inc. (“PNBC”, the “Corporation”, or the “Company”) is a single-bank holding company which operates in one business segment conducting a full-service commercial banking, trust and investment brokerage business through its subsidiary bank, Citizens First National Bank (“Citizens Bank”, “the Bank”, or the “subsidiary bank”). PNBC was incorporated as a Delaware corporation in 1981 in contemplation of the acquisition of all of the outstanding common stock of Citizens Bank and other future acquisitions. At December 31, 2007, the Corporation had consolidated total assets of $1,080,702,000 and stockholders’ equity of $68,607,000.

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

          Corporate policy, strategy and goals are established by the Board of Directors of PNBC. Pursuant to PNBC’s holding company philosophy, operational and administrative policies for the Bank are also established at the holding company level. Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which its offices are located. In 2007, the majority of the directors of PNBC also served as the directors of Citizens Bank, which further assists PNBC to directly implement its policies at Citizens Bank.

Acquisition and Expansion Strategy

          PNBC seeks to diversify both its market area and asset base and increase profitability through acquisitions and expansion. PNBC’s goal, as reflected by its acquisition policy, is to expand through the acquisition of established financial service organizations (primarily commercial banks to the extent suitable candidates may be identified) and by expanding into potential high-growth areas. In integrating acquisitions, PNBC focuses on, among other actions, implementing the policies established at Citizens Bank, improving asset quality, the net interest margin, and encouraging community involvement. In 2007, PNBC acquired the Plainfield office of HomeStar Bank and in 2005, PNBC acquired Somonauk FSB Bancorp, Inc. and its subsidiary, Farmers State Bank, with branches in Somonauk, Millbrook, Newark and Sandwich (subsequently merged into Citizens Bank).

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

Citizens First National Bank

          Citizens Bank was organized in 1865 as a national banking association under the National Bank Act. Currently in its one hundred and forty-third year, Citizens Bank has twenty-one offices in seventeen different communities in north central Illinois: Aurora, DePue, Genoa, Hampshire, Henry, Huntley, Millbrook, Minooka, Newark, Oglesby, Peru, Plainfield, Plano, Princeton, Sandwich, Somonauk, and Spring Valley.

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

Commercial, Real Estate, and Agricultural Lending

          Citizens Bank’s commercial loan department provides secured and to a much lesser extent unsecured loans, including real estate loans, to companies and individuals for business purposes and to governmental units within the Bank’s market area. As of December 31, 2007, Citizens Bank had commercial loans of $168.9 million (23.4% of the Bank’s total loan portfolio) and commercial real estate loans of $160.1 million (22.2% of the Bank’s total loan portfolio). Citizens Bank does not have a concentration of commercial loans in any single industry or business, except for loans to the agricultural industry as more fully disclosed below.

          Agricultural and agricultural real estate loans are primarily related to ventures near our branch locations. As of December 31, 2007, Citizens Bank had agricultural loans of $85.6 million and agricultural real estate loans of $61.2 million, which represent approximately 11.8% and 8.5%, respectively, of the Bank’s total loan portfolio.

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

          In accordance with its loan policy, Citizens Bank maintains a diversified loan portfolio. As part of its loan policy and community banking approach, Citizens Bank does not buy loan syndications with other lending institutions. Citizens Bank does buy and sell loan participations with other community banks. In connection with its credit relationships, Citizens Bank encourages commercial and agricultural borrowers to maintain deposit accounts at the Bank.

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

          Citizens Bank is active in consumer and mortgage lending with approximately $127.7 million in home mortgage loans (17.7 % of the Bank’s total loan portfolio) and $72.3 million in consumer installment loans (10.0% of the Bank’s total loan portfolio) as of December 31, 2007. To better serve its retail customers, Citizens Bank is active in the secondary residential mortgage market. As a matter of policy, Citizens Bank does not hold, in portfolio, long term, fixed rate, single-family home mortgage loans, however, the servicing of such loans is maintained. As of December 31, 2007, Citizens Bank had $268.4 million of loans that have been sold, but servicing has been maintained. Management believes customers receive a higher level of quality service with this arrangement.

          Citizens Bank maintains twenty-five automated teller machines. The Bank is a member of ACCEL/Exchange and NYCE as well as other major nationwide networks such as, CIRRUS and PLUS. To enhance customer service and convenience, Citizens Bank offers ATM & Debit Cards, which can be used anywhere VISA is accepted, and is viewed as a tremendous benefit to our customers. Citizens Bank also offers an entire host of Internet Banking services including Bill Pay as an additional and convenient alternative delivery mechanism for its product and service line.

          Citizens Bank continues to maintain an intensive sales training program, which includes team coaching, setting goals, measuring results, and reward recognition. In 2007, Citizens Bank continues to focus on making quality product referrals and sales.

Citizens Financial Advisors (“CFA”)

          CFA Fiduciary Services took a significant competitive stride forward in 2007 with its affiliation with Matrix Settlement and Clearing Services of Denver, Colorado. Matrix will provide a platform to expand the mutual funds from the current two prominent fund families, that of Federated and Accessor Funds, to virtually all funds in the entire industry. This “open architecture” offering will allow Fiduciary Services to give its clients a choice of over 36,000 various mutual funds and share classes.

          Fiduciary Services continued to transfer additional duties of the various 401(K) client businesses to BPA-Harbridge, Inc. (“BPA”) in 2007. These transfers allowed for the record keeping responsibilities of nearly $11 million to be professionally accounted for by BPA. These transferees allowed Fiduciary Services additional time to obtain new customers while retaining all oversight and control of the accounts.

          During the year, Fiduciary Services also hired two new Relationship Mangers, both of which are highly trained with many years of experience. One of the Relationship Mangers is an Illinois licensed attorney while the other possesses an MBA from Northwestern University. With the addition of these two new Relationship Managers, Fiduciary Services has the most competent staff in its history and is poised for continued future growth.

          Fiduciary Services completed the year with a 2.7% increase in total Income to $1,507,000. The increase was more significant since it is compared to 2006, which contained an additional $83,000 in farm management operations that were sold off during 2006.

          CFA Investment Services (“Brokerage”) experienced excellent results through the continued entrenchment of the Client Advisors put into service at their particular branches during the previous year and the continued emphasis of broad needs-based client consultations. This emphasis allowed the Brokerage program to increase the percentage of client dollars invested in a wider variety of products such as separately managed accounts, stocks, bonds, and mutual funds and away from traditional high-client cost products such as fixed and variable annuities. Brokerage, after a specific concentration on the support of customer needs, increased their year over year total income by an impressive 24.9% to an all-time high of $920,000.

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

          The Bank may declare dividends out of undivided profits, except that until the surplus fund of the Bank is equal to its common capital, no dividend can be declared until one-tenth of the Bank’s net income for the applicable period has been carried to the surplus fund. The Bank, however, cannot declare or pay a dividend, if after making the dividend, the Bank would be undercapitalized. In addition, prior approval of the OCC is required if dividends declared by the Bank in any calendar year will exceed its net income for that year combined with its retained net income for the preceding two years. Under national banking regulations and capital guidelines, as of December 31, 2007, the Bank was authorized to distribute approximately $9,009,000 as dividends without prior approval from the OCC, based on net income for 2007 and retained net income for 2005 and 2006. As of January 1, 2008, retained net income for the prior two years was approximately $7,556,000 and during 2008 the Bank may pay dividends without prior approval from the OCC equal to that amount plus any 2008 net income. Future payments of dividends by the Bank will be dependent on individual regulatory capital requirements and levels of profitability. The ability of the Bank to pay dividends may be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy.

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

          At December 31, 2007, PNBC had a total capital to risk-weighted assets ratio of 8.44%, a Tier 1 capital to risk-based assets ratio of 8.03%, and a leverage ratio of 6.33%. PNBC is classified as adequately capitalized for the first ratio and well-capitalized for the last two ratios. At December 31, 2007, the Bank had a total capital to risk-weighted assets ratio of 10.07%, a Tier 1 capital to risk-weighted assets ratio of 9.66%, and a leverage ratio of 7.61%. The Bank is classified as well-capitalized for all three ratios.

          Currently, the Bank’s deposits are insured by the Deposit Insurance Fund, which is administered by the FDIC. The Deposit Insurance Fund was created by the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”), which merged the Bank Insurance Fund (“BIF”) with the Savings Association Insurance Fund (“SAIF”) during 2006.

          Following the adoption of the FDIRA, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that create a system of risk-based assessments. Under the regulations there are four risk categories, and each insured institution will be assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 will be placed in Risk Category I while other institutions will be placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. Current assessment rates established by the FDIC provide that the highest rated institutions, those in Risk Category I, will pay premiums of between .05% and .07% of deposits and the lowest rated institutions, those in Risk Category IV, will pay premiums of .43% of deposits. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments are collected for a quarter at the end of the next quarter. Assessments are based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and institutions that become insured on or after January 1, 2007 will have their assessment base determined using average daily balances of insured deposits.

          Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions. The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The Bank is an eligible institution and received notice from the FDIC that its share of the credit is $647,000. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing and ultimate recoverability of the one-time credit may change. In 2007, FDIC premium credits received totaled $381,000 against the premium expense, leaving a remaining credit of $266,000 to offset future premium expense.

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

          National banks are also authorized by the GLB Act to engage, through “financial subsidiaries,” in activities that are permissible for financial holding companies and activities that the Secretary of the Treasury, in consultation with the FRB, determines are financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments, and (iv) merchant banking. A national bank’s authority to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investment in financial subsidiaries).

          The GLB Act affected many other changes to federal law applicable to PNBC and the Bank. One of these changes was a requirement that financial institutions take steps to protect customers’ “nonpublic personal information.”

Employees

          PNBC presently has no employees. However, certain of the employees and executive officers of Citizens Bank provide their services to PNBC. An annual fee for these services is paid by PNBC to Citizens Bank. This fee is based upon an average of the number of hours worked during the year.

          As of December 31, 2007, Citizens Bank employed 272 full-time and 79 part-time employees. The Bank offers a variety of employee benefits. Citizens Bank employees are not represented by a union or a collective bargaining agreement, and employee relations are considered to be excellent.

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

          In order to implement PNBC’s community banking philosophy and to promote itself as a community oriented organization, the Bank has a formal officer call program. Nearly every officer of the Bank calls on existing or potential customers and is expected to become actively involved in leadership positions in community organizations. As of December 31, 2007, employees of the Bank participated in approximately 371 community organizations, providing over 13,600 hours of community service.

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

          PNBC’s agricultural and agricultural real estate loan portfolio total $146.7 million at December 31, 2007, comprising 20.3% of total loans. The primary risks associated with agricultural loans are weather and borrower’s management. In the event of catastrophic weather conditions, such as severe drought or flooding, these loans would represent a higher risk due to poor crop sales and reduced cash flow that could impact the borrowers’ ability to repay the loan on a timely basis.

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

          In determining the appropriate level of allowance for loan losses, management considers, among other things, the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful loans, underlying collateral, and other factors that, in management’s best judgment, deserve evaluation. Although management monitors the allowance monthly and considers it adequate to absorb probable losses at December 31, 2007, if any of the assumptions are incorrect, the allowance may not be sufficient to cover future loan losses. Future adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require the Corporation to significantly increase the level of its provision for loan losses resulting in a reduction of earnings.

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

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the security holders during the fourth quarter of 2007.

Supplemental Item - Executive Officers

          The following table sets forth information regarding the executive officers:

Name	Age	Position

Tony J. Sorcic	54	President & Chief Executive Officer
James B. Miller	52	Executive Vice President & Commercial Banking Officer
Todd D. Fanning	45	Senior Vice President & Chief Financial Officer
Jacqualyn L. Karlosky	47	Senior Vice President – Consumer Banking
Patrick Murray	55	Senior Vice President – Citizens Financial Advisors

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

          Todd D. Fanning joined Citizens Bank in 1990 as Assistant Vice President & Controller and has been the Chief Financial Officer of PNBC since 1997. Mr. Fanning currently is the Senior Vice-President & Chief Financial Officer of Citizens Bank.

          Jacqualyn L. Karlosky joined Citizens Bank in 1994 as Assistant Vice President & Branch Manager. Ms. Funderberg became Senior Vice President – Consumer Banking in 2002 and remains in that capacity.

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

			Cash Dividends Declared
	Prices
	High	Low

2007
Fourth Quarter	$27.81	$23.04	$.27
Third Quarter	29.07	26.11	.27
Second Quarter	31.36	27.58	.27
First Quarter	33.72	30.00	.27

2006
Fourth Quarter	$33.99	$32.17	$.31
Third Quarter	34.00	32.02	.25
Second Quarter	35.45	32.22	.25
First Quarter	34.48	32.65	.24

          On December 31, 2007, PNBC had 805 registered holders of record of its Common Stock.

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

COMMON STOCK PRICE PERFORMANCE GRAPH

          The following Common Stock price performance graph compares the monthly change in the Corporation’s cumulative total stockholder returns on its Common Stock, assuming the Common Stock was purchased on December 31, 2002 and sold on December 31, 2007, with the cumulative total return of stocks included in the Russell 3000, the NASDAQ Bank Index and the SNL Midwest Bank Stock Index for the same period. The amounts shown assume the reinvestment of dividends.

	Period Ending

Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Princeton National Bancorp, Inc.	100.00	139.83	145.88	173.96	175.76	135.89
Russell 3000	100.00	131.06	146.71	155.69	180.16	189.42
SNL Midwest Bank Index	100.00	128.00	144.44	139.18	160.87	125.39
NASDAQ Bank	100.00	129.93	144.21	137.97	153.15	119.35

          The Corporation’s Common Stock began trading on the NASDAQ Stock Market under the symbol PNBC on May 8, 1992. On December 31, 2007 and February 29, 2008, the Record Date, the closing bid prices for the Common Stock as quoted on NASDAQ Online were $24.25 and $27.20, respectively.

          (c) The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended December 31, 2007:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of a publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

10/1/07 – 10/31-07	0	$0.00	0	50,000
11/1-07 – 11/30-07	10,000	$25.50	10,000	40,000
12/1-07 – 12/31/07	0	$0.00	0	40,000

Total	10,000	$25.50	10,000	40,000

          (1) On April 24, 2007, the Board of Directors approved the repurchase of up to an aggregate of 50,000 shares of our common stock pursuant to a repurchase program announced the same day (“the Program”). The expiration date of this Program is April 24, 2008. Unless terminated earlier by resolution of our Board of Directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          The information required by Item 305 of Regulation S-K is contained in the Corporation’s Annual Report on pages 40-42, under the headings “Asset Liability Management” and “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements”, which information is incorporated herein by reference.

Item 8. Consolidated Financial Statements and Supplementary Data

          Information regarding the Corporation’s consolidated financial statements and supplementary data is included on pages 9-32 and page 43 in the Corporation’s Annual Report, which information is incorporated by reference herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

(a)

Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended December 31, 2007 that could significantly affect those controls.

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

          Information regarding executive officers and directors of the Corporation and the Corporation’s Audit Committee is included in the Corporation’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 2008 (the “Proxy Statement”) under the captions “Proposal 1-Election of Directors” and “Board of Directors’ Meetings and Committees”, which information is incorporated by reference herein.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	404,186	$28.59	314,123
Equity compensation plans not approved by security holders	N/A	N/A	9,652 (1)

Total	404,186	$28.59	28,712

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005.

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
Date: March 17, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tony J. Sorcic	President and Chief Executive Officer and Director
(Principal Executive Officer)
Tony J. Sorcic

/s/ Todd D. Fanning	Senior Vice-President & Chief Financial Officer
(Principal Accounting and Financial Officer)
Todd D. Fanning

/s/ Craig O. Wesner	Chairman of the Board

Craig O. Wesner

/s/ Daryl Becker	Director

Daryl Becker

/s/ Gary C. Bruce	Director

Gary C. Bruce

/s/	Director

Sharon L. Covert

/s/	Director

John R. Ernat

/s/ Donald E. Grubb	Director

Donald E. Grubb

/s/	Director

Mark Janko

/s/	Director

Willard Lee

/s/ Thomas M. Longman	Director

Thomas M. Longman

/s/	Director

Ervin I. Pietsch

/s/ Stephen W. Samet	Director

Stephen W. Samet

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1

Amended and Restated Certificate of Incorporation of Princeton National Bancorp, Inc. (“PNBC”) (incorporated by reference to Exhibit 3.1 to the PNBC Registration Statement on Form S-1 (Registration No. 33-46362) (the “S-1 Registration Statement”)).

3.2	By-Laws of PNBC (as amended October 22, 2007) (filed herewith).

4.1

Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from Registration Statement on Form 8-A filed by PNBC on August 1, 2003 (File No. 000-20050)) incorporated by reference to Exhibit 4.1 of the 2004 PNBC Annual Report on Form 10-K).

4.2	Trust Preferred Securities Indenture (incorporated by reference to Exhibit 4.1 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.1*	Employment Agreement, dated as of January 8, 2003 between PNBC and James B. Miller. (incorporated by reference to Exhibit 10.2 of the 2002 PNBC Annual Report on Form 10-K).

10.2*	Employment Agreement, dated as of October 23, 2000, between PNBC and Tony J. Sorcic (incorporated by reference to Exhibit 10.2 of the 2000 PNBC Annual Report on Form 10-K).

10.3*	Citizens First National Bank Profit Sharing Plan, as amended and restated January 1, 1989 (incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement).

10.4*	Citizens First National Bank Defined Contribution Plan and Trust, as amended and restated January 1, 1989 (incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement).

10.5*	Princeton National Bancorp, Inc. Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 6, 1998).

10.6*	Princeton National Bancorp, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the 2001 PNBC Annual Report on Form 10-K).

10.7*	Princeton National Bancorp, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 of the 2001 PNBC Annual Report on Form 10-K).

10.8*	Princeton National Bancorp, Inc. 2003 Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 19, 2003).

10.9*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.9 of the 2004 PNBC Annual Report on Form 10-K).

10.10*	Amendment to Stock Option Agreement (incorporated by reference to Exhibit 10.10 of the 2005 PNBC Annual Report on Form 10-K).

10.11	Trust Preferred Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.12	Trust Preferred Securities Declaration of Trust (incorporated by reference to Exhibit 10.2 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.13	Trust Preferred Securities Guarantee Agreement (incorporated by reference to Exhibit 10.3 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.14*	2007 Stock Compensation Plan (incorporated by reference from Schedule 14A filed by PNBC on March 14, 2007).

13	Portions of 2007 Annual Report to Shareholders.

14	Code of Ethics (incorporated by reference to Exhibit 14 of the 2003 PNBC Annual Report on Form 10-K).

21	Subsidiaries of PNBC.

23.1	Consent of BKD, LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).

32.1	Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1	Report of Management on Internal Control Over Financial Reporting

99.2	Report of Independent Registered Public Accounting Firm

*     Management contract or compensatory plan.