Form 10-Q
period 2008-03-31
PRINCETON NATIONAL BANCORP INC
filed 2008-05-12
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☒
Non-accelerated filer	☐
Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of April 21, 2008, the registrant had outstanding 3,299,490 shares of its $5 par value common stock.

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

Part II: OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Corporation. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended March 31, 2008:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
1/1/08 – 1/31/08	0	$0.00	0	40,000
2/1/08 – 2/29/08	5,000	$25.49	5,000	35,000
3/1/08 – 3/31/08	5,000	$28.50	5,000	30,000
Total	10,000	$27.00	10,000	30,000

On April 24, 2007, the Board of Directors approved the repurchase of up to an aggregate of 50,000 shares of our common stock pursuant to a repurchase program announced the same day (“the Program”). The original expiration date of this Program was April 24, 2008, but was extended to October 24, 2008 by the Board of Directors at their meeting held on April 28, 2008. Unless terminated earlier by resolution of our Board of Directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

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

PRINCETON NATIONAL BANCORP, INC.

By	/s/ Tony J. Sorcic	By	/s/ Todd D. Fanning
	Tony J. Sorcic President & Chief Executive Officer May 9, 2008		Todd D. Fanning Sr. VP & Chief Financial Officer May 9, 2008

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2008 (unaudited)	December 31 2007
ASSETS
Cash and due from banks	$24,115	$25,801
Interest-bearing deposits with financial institutions	570	1,803
Federal funds sold	745	0

Total cash and cash equivalents	25,430	27,604

Loans held for sale, at lower of cost or market	3,178	928

Investment securities:
Available-for-sale, at fair value	220,022	218,095
Held-to-maturity, at amortized cost (fair value of $16,621 and $14,799)	16,168	14,578

Total investment securities	236,190	232,673

Loans:
Loans, net of unearned interest	729,717	722,647
Allowance for loan losses	(3,134)	(3,248)

Net loans	726,583	719,399

Premises and equipment, net of accumulated depreciation	30,466	30,801
Land held for sale, at lower of cost or market	1,344	1,344
Bank-owned life insurance	21,054	22,461
Accrued interest receivable	8,267	10,876
Goodwill	24,521	24,521
Intangible assets, net of accumulated amortization	4,870	5,090
Other real estate owned	605	833
Other assets	4,448	4,172

TOTAL ASSETS	$1,086,956	$1,080,702

LIABILITIES
Deposits:
Demand	$105,823	$102,452
Interest-bearing demand	254,336	241,749
Savings	62,986	58,401
Time	495,993	488,805

Total deposits	919,138	891,407

Borrowings:
Customer repurchase agreements	34,482	34,217
Federal funds purchased	0	26,500
Advances from the Federal Home Loan Bank	10,986	6,984
Interest-bearing demand notes issued to the U.S. Treasury	551	1,838
Trust preferred securities	25,000	25,000
Note payable	14,550	14,550

Total borrowings	85,569	109,089

Other liabilities	12,048	11,599

TOTAL LIABILITIES	1,016,755	1,012,095

STOCKHOLDERS' EQUITY
Common stock: $5 par value, 7,000,000 shares authorized; 4,478,295 issued at March 31, 2008 and December 31, 2007	22,391	22,391
Surplus	18,306	18,275
Retained earnings	51,864	51,279
Accumulated other comprehensive income, net of tax	1,574	344
Less: Cost of 1,178,805 and 1,169,848 treasury shares at March 31, 2008 and December 31, 2007, respectively	(23,934)	(23,682)

TOTAL STOCKHOLDERS' EQUITY	70,201	68,607

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,086,956	$1,080,702

See accompanying notes to unaudited consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except share data)

	For the Three Months Ended March 31
	2008	2007
Interest income:
Interest and fees on loans	$12,350	$11,607
Interest on investment securities:
Taxable	1,617	1,885
Non-taxable	1,062	1,128
Interest on federal funds sold	25	147
Interest on interest-bearing time deposits in other banks	12	50

Total interest income	15,066	14,817

Interest expense:
Interest on deposits	6,674	7,478
Interest on borrowings	938	947

Total interest expense	7,612	8,425

Net interest income	7,454	6,392
Provision for loan losses	368	185

Net interest income after provision for loan losses	7,086	6,207

Non-interest income:
Trust & farm management fees	476	414
Service charges on deposit accounts	1,092	990
Other service charges	457	461
Gain on sales of securities available-for-sale	276	47
Brokerage fee income	219	203
Mortgage banking income	348	272
Bank-owned life insurance income	215	196
Other operating income	70	62

Total non-interest income	3,153	2,645

Non-interest expense:
Salaries and employee benefits	4,398	4,180
Occupancy	679	602
Equipment expense	718	779
Federal insurance assessments	84	85
Intangible assets amortization	179	188
Data processing	277	272
Advertising	168	173
Other operating expense	1,057	994

Total non-interest expense	7,560	7,273

Income before income taxes	2,679	1,579
Income tax expense	589	150

Net income	$2,090	$1,429

Earnings per share:
Basic	0.63	0.43
Diluted	0.63	0.42

Basic weighted average shares outstanding	3,304,063	3,347,099
Diluted weighted average shares outstanding	3,309,907	3,363,959

See accompanying notes to unaudited consolidated financial statements

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(dollars in thousands except per share data)

For the Three Months Ended March 31, 2008	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income, net of tax effect	Treasury Stock	Total

Balance, January 1, 2008	$22,391	$18,275	$51,279	$344	$(23,682)	$68,607

Net income			2,090			2,090
Purchase of 40,000 shares of treasury stock					(270)	(270)
Sale of 4,314 shares of treasury stock		10			18	28
Cash dividends ($.28 per share)			(926)			(926)
Stock option compensation expense		21				21
Adjustment to apply EITF 06-4			(579)			(579)
Other comprehensive income, net of $778 tax effect				1,230		1,230

Balance, March 31, 2008	$22,391	$18,306	$51,864	$1,574	$(23,934)	$70,201

For the Three Months Ended
March 31, 2007

Balance, January 1, 2007	$22,391	$18,158	$48,109	$(960)	$(22,343)	$65,355

Net income			1,429			1,429
Purchase of 10,000 shares of treasury stock					(320)	(320)
Sale of 1,013 shares of treasury stock		13			17	30
Cash dividends
($.27 per share)			(904)			(904)
Stock option compensation expense		12				12
Other comprehensive income, net of $134 tax effect				212		212

Balance, March 31, 2007	$22,391	$18,183	$48,634	$(748)	$(22,646)	$65,814

See accompanying notes to unaudited consolidated financial statements

Schedule 4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	For the Three Months Ended March 31
	2008	2007
Operating activities:
Net income	$2,090	$1,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	574	613
Provision for loan losses	368	185
Amortization of intangible assets and other purchase accounting adjustments, net	208	188
Amortization (accretion) of premiums and discounts on investment securities, net	(33)	(84)
Gain on sales of securities available-for-sale, net	(276)	(47)
Compensation expense for vested stock options	21	12
Gain on sales of other real estate owned, net	7	0
Loans originated for sale	(33,037)	(7,481)
Proceeds from sales of loans originated for sale	30,787	10,416
Increase in accrued interest payable	16	240
Decrease in accrued interest receivable	2,609	2,257
Decrease (increase) in other assets	1,131	(1,019)
Decrease in other liabilities	(919)	(810)

Net cash provided by operating activities	3,546	5,899

Investing activities:
Proceeds from sales of investment securities available-for-sale	8,670	5,018
Proceeds from maturities of investment securities available-for-sale	13,789	15,380
Purchase of investment securities available-for-sale	(22,691)	(6,044)
Proceeds from maturities of investment securities held-to-maturity	580	645
Purchase of investment securities held-to-maturity	(1,594)	(1,075)
Proceeds from sales of other real estate owned	263	0
Net increase in loans	(7,539)	(10,334)
Purchases of premises and equipment	(239)	(725)
Payments related to acquisition, net of cash and cash equivalents acquired	0	(10,110)

Net cash used in investing activities	(8,761)	(7,245)

Financing activities:
Net increase (decrease) in deposits	27,731	(10,712)
Net decrease in borrowings	(23,522)	(873)
Dividends paid	(926)	(904)
Purchases of treasury stock	(270)	(320)
Sales of treasury stock	28	30

Net cash provided by (used in) financing activities	3,041	(12,779)

Decrease in cash and cash equivalents	(2,174)	(14,125)
Cash and cash equivalents at beginning of period	27,604	39,185

Cash and cash equivalents at March 31	$25,430	$25,060

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,596	$8,185
Income taxes	$620	$680

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$42	$482
Land transferred to held for sale	$0	$1,344

See accompanying notes to unaudited consolidated financial statements

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2008 and 2007, and all such adjustments are of a normal recurring nature. The 2007 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the consolidated financial statements and notes included in the Registrant's 2007 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

(1) EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$2,090	$1,429

Denominator:
Basic earnings per share- weighted average shares	3,304,063	3,347,099

Effect of dilutive securities- stock options	5,844	16,860
Diluted earnings per share- adjusted weighted average shares	3,309,907	3,363,959

Net income per share:

Basic	$0.63	$0.43
Diluted	$0.63	$0.42

The earnings per share calculation for the three months ended, March 31, 2008 and 2007 does not include 279,816 shares and 160,283 shares, respectively, which were anti-dilutive.

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Corporation, including the effects of the purchase accounting adjustments, had the acquisition taken place at the beginning of each period (in thousands):

For the three months ended March 31, 2007
Net interest income	$6,432
Provision for loan losses	185
Non-interest income	2,680
Non-interest expense	7,288
Income before income taxes	1,639
Income tax expense	174
Net income	$1,465

Earnings per share
Basic	$0.44
Diluted	$0.44

Basic weighted average shares outstanding	3,347,099
Diluted weighted average shares outstanding	3,363,959

The unaudited pro forma condensed combined financial statements do not reflect any anticipated cost savings and revenue enhancements. Additionally, the income statement for the first three months of 2007 includes merger-related expenses. Accordingly, the pro forma results of operations of the Corporation as of and after the merger may not be indicative of the results that actually would have occurred if the merger had been in effect during the period presented or of the results that may be attained in the future.

(3) GOODWILL AND INTANGIBLE ASSETS

The balance of goodwill, net of accumulated amortization, totaled $24,521,000 at March 31, 2008 and December 31, 2007. The balance of intangible assets, net of accumulated amortization, totaled $4,870,000 and $5,090,000 at March 31, 2008 and December 31, 2007, respectively.

The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of March 31, 2008 and December 31, 2007:

(in thousands)	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$9,004	$(4,223)	$9,004	$(4,006)
Other intangible assets	234	(145)	234	(142)
Total	$9,238	$(4,368)	$9,238	$(4,148)

Amortization expense of all intangible assets totaled $179,000 for the three months ended March 31, 2008 and $188,000 for the three months ended March 31, 2007, respectively. The amortization expense of these intangible assets will be approximately $179,000 for the each of the remaining quarters in 2008.

The Corporation has originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. As of March 31, 2008, no impairment had been recorded during the year. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)

Balance, January 1, 2008	$2,498
Servicing rights capitalized	325
Amortization of servicing rights	(172)
Impairment of servicing rights	0
Balance, March 31, 2008	$2,651

The Corporation services loans for others with unpaid principal balances at March 31, 2008 and December 31, 2007 of approximately $280,873,000, and $268,391,000, respectively.

The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of March 31, 2008. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional mortgage servicing rights, changes in mortgage interest rates, estimated prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the nine months ended December 31, 2008	$224
For the year ended December 31, 2009	284
For the year ended December 31, 2010	267
For the year ended December 31, 2011	250
For the year ended December 31, 2012	235
For the year ended December 31, 2013	220
Thereafter	1,171

(4) COMPREHENSIVE INCOME

Other comprehensive income components and related taxes for the three months ended March 31, 2008 and 2007 were as follows:

(in thousands)	2008	2007
Net unrealized gains on securities available-for-sale	$2,280	$393
Less: Reclassification adjustment for realized gains included in income	(276)	(47)
	2,004	346

Amortization of transition obligation of post retirement health care	4	0

Other comprehensive income, before tax effect	2,008	346

Tax expense	778	134

Other comprehensive income	$1,230	$212

The components of accumulated other comprehensive income (loss), included in stockholders’ equity at March 31, 2008 and 2007 are as follows:

	2008	2007
Net unrealized gain (loss) on securities available-for-sale	$3,121	$(205)
Net unrealized benefit obligations	(552)	(1,016)
	2,569	(1,221)

Tax effect	(995)	473

Net-of-tax amount	$1,574	$(748)

5) FEDERAL HOME LOAN BANK STOCK

Investment securities available-for-sale includes Federal Home Loan Bank stock totaling $2,373,000 at March 31, 2008 and December 31, 2007. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchase and redemptions until a time to be determined by the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide funding through advances. The Federal Home Loan Bank recently announced it will no longer fund purchases through its MPF Program after July 31, 2008. With regard to dividends, the Federal Home Loan Bank will continue to assess their dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first quarter of 2008. Management performed an analysis and deemed the investment in Federal Home Loan Bank stock was not impaired as of March 31, 2008 or December 31, 2007.

(6) FDIC ONE-TIME ASSESSMENT CREDIT

Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions. The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The Bank is an eligible institution and received notice from the FDIC that its share of the credit was $647,000. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing and ultimate recoverability of the one-time credit may change. In 2008 and 2007, FDIC premium credits received totaled $135,000 and $381,000, respectively, against the premium expense, leaving a remaining credit of $131,000, as of March 31, 2008, to offset future premium expense.

(7) CHANGE IN ACCOUNTING PRINCIPLE

The Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) issued EITF No. 06-4 “Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires the Company to recognize a liability and compensation expense for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post retirement periods. The benefit to the employees is the payment of the premiums by the Company. The Company adopted EITF 06-4 as of January 1, 2008, through a cumulative effect adjustment as a liability and a decrease to retained earnings of $579,000. Beginning January 1, 2008, an expense is being recorded as the remaining benefit is earned with a corresponding addition to the post retirement benefit obligation. The amount of the expense for 2008 is estimated to be approximately $59,000. For the period from retirement to the estimated date of death for the participants, this liability is reversed into income.

(8) FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the period.

FAS 157 defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with FAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1

Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2

Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet.

Available-for-Sale Securities

The fair value of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no securities classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include U.S. Treasury securities, Obligations of U.S. government corporations and agencies, Obligations of states and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company has no securities classified within Level 3.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of March 31, 2008 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$220,022	$0	$220,022	$0

In February 2007, the FASB issued SFAS No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”.  FAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.  The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases.  This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected non-financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  The Corporation has not elected the fair value option for any financial assets or liabilities at March 31, 2008.

(9) IMPACT OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (FAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements 87, 88, 106, and 132 (R),” which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, FAS 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to the financial statements. The recognition and disclosure provisions of FAS 158 were adopted during 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Corporation does not expect the adoption of the measurement provisions to have a material impact on its financial reporting and disclosures.

In December 2007, the FASB issued SFAS No. 141R (FAS 141R), “Business Combinations”, which revises FAS 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in FAS 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be re-measured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this issuance will have on its financial position and results of operations; however, it anticipates that the standard will lead to more volatility in the results of operations during the periods subsequent to an acquisition.

In December 2007, the FASB issued SFAS No. 160 (FAS 160), “Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51”. FAS 160 requires that a non-controlling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to both the parent and non-controlling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated income statement of the net income attributable to the parent and to the non-controlling interest. Also, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. FAS 160 is effective for annual periods beginning after December 15, 2008. The Company is currently evaluating the impact that this standard will have on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161 (FAS 161), “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FAS 133”. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the implementation of FAS 161 to have a material impact on its consolidated financial statements.

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended March 31, 2008 and 2007

The following discussion provides information about Princeton National Bancorp, Inc.'s (“PNBC” or the “Corporation”) financial condition and results of operations for the quarters ended March 31, 2008 and 2007. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS

Net income for the first quarter of 2008 was $2,090,000, or basic and diluted earnings per share of $0.63, as compared to net income of $1,429,000 in the first quarter of 2007, or basic earnings per share of $0.43 and diluted earnings per share of $0.42. This represents an increase of $661,000 (46.3%) or $.20 per basic share and $.21 per diluted share. The higher net income figure is attributable to an increase in the net tax equivalent yield on interest-earning assets from 3.11% for the first quarter of 2007 to 3.39% in the first quarter of 2008, which is discussed in the paragraph below, along with increases in non-interest income, particularly, security gains, mortgage banking income and service charges on deposits. The annualized return on average assets and return on average equity were 0.78% and 12.22%, respectively, for the first quarter of 2008, compared with 0.57% and 8.80% for the first quarter of 2007.

Net interest income before the provision for loan losses was $7,454,000 for the first quarter of 2008, compared to $6,392,000 for the first quarter of 2007 (an increase of $1,062,000 or 16.6%). As mentioned in the paragraph above, there has been an increase in the net yield on interest-earning assets (on a fully taxable equivalent basis) to 3.39% in the first quarter of 2008 from 3.11% in the first quarter of 2007. This, along with an increase in average interest-earning assets of $40.3 million over the past twelve months, caused the increase to net interest income.

The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. For the first quarter of 2008, PNBC had net charge-offs of $481,000, compared to net charge-offs of $101,000 for the first quarter of 2007. PNBC recorded a loan loss provision of $368,000 in the first quarter of 2008 compared to a provision of $185,000 in the first quarter of 2007.

Non-interest income totaled $3,153,000 for the first quarter of 2008, compared to $2,645,000 in the first quarter of 2007, an increase of $508,000 (or 19.2%). The categories of service charges on deposits, mortgage banking income and trust and farm management fees recorded the largest increases of $102,000, $76,000 and $62,000, respectively, due to increases in the volume of transactions. Additionally, the Corporation recorded gains from the sales of securities available-for-sale of $276,000 in the first three months of 2008 compared to $47,000 for the first three months of 2007. Annualized non-interest income as a percentage of total average assets increased from 1.05% for the first three months of 2007, to 1.18% for the same period in 2008.

Total non-interest expense for the first quarter of 2008 was $7,560,000, an increase of $287,000 (or 3.9%) from $7,273,000 in the first quarter of 2007. However, total non-interest expense increased only $48,000 (or 0.6%) from the $7,512,000 reported in the fourth quarter of 2007. The largest difference between the first quarters of 2008 and 2007 was an increase in salaries/employee benefits of $218,000, an increase of 5.2%. Smaller increases were seen in the categories of other operating expense and occupancy expense, which increased $63,000 and $77,000, respectively. Offsetting these increases was a decrease in equipment expense of $61,000. Annualized non-interest expense as a percentage of total average assets decreased to 2.83% for the first three months of 2008, compared to 2.87% for the same period in 2007.

INCOME TAXES

Income tax expense totaled $589,000 for the first quarter of 2008, as compared to $150,000 for the first quarter of 2007. The effective tax rate was 22.0% for the three month period ended March 31, 2008 and 9.5% for the three month period ended March 31, 2007. The higher effective tax rate in 2008 is due to a higher pre-tax income.

ANALYSIS OF FINANCIAL CONDITION

Total assets at March 31, 2008 increased to $1,086,956,000 from $1,080,702,000 at December 31, 2007 (an increase of $6.3 million or 0.6%). Investment balances totaled $236,190,000 at March 31, 2008, compared to $232,673,000 at December 31, 2007 (an increase of $3.5 million or 1.5%). Total deposits increased to $919,138,000 at March 31, 2008 from $891,407,000 at December 31, 2007 (an increase of $27.7 million or 3.1%). Comparing categories of deposits at March 31, 2008 to December 31, 2007, interest-bearing demand deposits increased $12.6 million (or 5.2%), time deposits increased $7.2 million (or 1.5%), savings deposits increased $4.6 million (or 7.9%), and demand deposits increased $3.4 million (or 3.3%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan (“TT&L”) deposits, and Federal Home Loan Bank advances, decreased from $109,089,000 at December 31, 2007 to $85,569,000 at March 31, 2008 (a decrease of $23.5 million or 21.6%).

Loan balances, net of unearned interest, increased slightly to $729,717,000 at March 31, 2008, compared to $722,647,000 at December 31, 2007 (an increase of $7.1 million or 1.0%). Non-performing loans increased to $14,110,000 or 1.93% of net loans at March 31, 2008, as compared to $4,909,000 or 0.75% of net loans at December 31, 2007. Although non-performing loans have increased in terms of total dollars, the increase is comprised of two larger credits with substantial collateral. All loans are individually evaluated and management continues to maintain adequate reserves in the allowance for loan losses.

ASSET QUALITY

For the three months ended March 31, 2008, the subsidiary bank charged off $546,000 of loans and had recoveries of $65,000, compared to charge-offs of $176,000 and recoveries of $75,000 during the three months ended March 31, 2007. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At March 31, 2008, the allowance was $3,134,000 which is 22.2% of non-performing loans and 0.43% of total loans, compared with $3,248,000 which was 43.7% of non-performing loans and 0.45% of total loans at December 31, 2007. Although the balance of non-performing loans has increased, management has reviewed these loans and deemed they are adequately collateralized.

At March 31, 2008 non-accrual loans were $13,471,000 compared to $7,361,000 at December 31, 2007. Impaired loans totaled $10,026,000 at March 31, 2008 compared to $4,523,000 at December 31, 2007. The total amount of loans ninety days or more past due and still accruing interest at March 31, 2008 was $639,000 compared to $73,000 at December 31, 2007. There was a specific loan loss reserve of $190,000 established for impaired loans as of March 31, 2008 compared to a specific loan loss reserve of $207,000 at December 31, 2007. PNBC’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of March 31, 2008.

CAPITAL RESOURCES

Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At March 31, 2008, total risk-based capital of PNBC was 8.35%, compared to 8.41% at December 31, 2007. The Tier 1 capital ratio decreased from 6.16% at December 31, 2007, to 6.12% at March 31, 2008. Total stockholders' equity to total assets at March 31, 2008 increased to 6.46% from 6.35% at December 31, 2007.

LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows used in investing activities, offset by those provided by operating and financing activities, resulted in a net decrease in cash and cash equivalents of $2,174,000 from December 31, 2007 to March 31, 2008. This decrease was primarily due to a net decrease in borrowings along with a net increase in loans and investments, offset by an increase in deposits. For more detailed information, see PNBC's Consolidated Statements of Cash Flows.

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

The subsidiary bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. At March 31, 2008, commitments to extend credit and standby letters of credit were approximately $144,747,000 and $8,389,000 respectively.

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

LAND HELD FOR SALE

In 2004, the Corporation purchased approximately 14 acres of land in Aurora, Illinois in anticipation of the construction of a new branch facility. Construction of the facility was completed in May, 2006 with the remaining acreage sub-divided in two lots and the necessary infrastructure completed. These lots, with a cost basis of $1,344,000, were determined to be held for sale as of March 31, 2007. A real estate appraisal has been completed indicating the market value of each lot to be approximately $2,000,000. Accordingly, these lots were removed from the land balance and are now shown on the Corporation’s balance sheet as land held-for-sale, at the lower of cost or market.

LEGAL PROCEEDINGS

There are various claims pending against the Corporation's subsidiary bank, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to the Corporation’s financial position or results of operation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 2007, as reported in PNBC's 2007 Annual Report on Form 10-K.

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

	Three Months Ended, March 31, 2008			Three Months Ended, March 31, 2007
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets

Interest-bearing deposits	$1,666	$12	2.90%	$4,569	$50	4.44%
Taxable investment securities	134,622	1,617	4.83%	155,724	1,885	4.91%
Tax-exempt investment securities	95,871	1,609	6.75%	106,940	1,709	6.48%
Federal funds sold	3,678	25	2.73%	10,804	147	5.52%
Net loans	715,719	12,370	6.95%	633,229	11,631	7.45%

Total interest-earning assets	951,556	15,633	6.61%	911,266	15,422	6.86%

Average non-interest earning assets	122,655			114,624

Total average assets	$1,074,211			$1,025,890

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$250,520	1,387	2.23%	$231,312	1,569	2.75%
Savings deposits	60,376	21	0.14%	66,029	74	0.45%
Time deposits	495,143	5,265	4.28%	482,595	5,835	4.90%
Interest-bearing demand notes issued to the U.S. Treasury	741	6	3.26%	929	12	5.24%
Federal funds purchased	3,697	38	4.13%	72	1	5.63%
Customer repurchase agreements	34,447	242	2.83%	29,999	347	4.69%
Advances from Federal Home Loan Bank	9,622	105	4.39%	6,972	87	5.06%
Trust preferred securities	25,000	355	5.71%	25,000	355	5.76%
Note payable	14,550	193	5.33%	8,544	145	6.88%

Total interest-bearing liabilities	894,096	7,612	3.42%	851,452	8,425	4.01%

Net yield on average interest-earning assets		$8,021	3.39%		$6,997	3.11%

Average non-interest-bearing liabilities	111,505			108,593

Average stockholders’ equity	68,610			65,845

Total average liabilities and stockholders' equity	$1,074,211			$1,025,890

The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Three Months Ended March 31,
	2008	2007
Net interest income as stated	$7,454	$6,392
Tax equivalent adjustment-investments	547	581
Tax equivalent adjustment-loans	20	24

Tax equivalent net interest income	$8,021	$6,997

Schedule 7. Controls and Procedures

(a)

Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Senior Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended March 31, 2008 that could significantly affect those controls.

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