Form 10-Q
period 2008-06-30
PRINCETON NATIONAL BANCORP INC
filed 2008-08-11
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐      No ☒

As of July 17, 2008, the registrant had outstanding 3,295,184 shares of its $5 par value common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended June 30, 2008:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
4/1/08 – 4/30/08	0	$0.00	0	30,000
5/1/08 – 5/31/08	5,000	$28.50	5,000	25,000
6/1/08 – 6/30/08	5,000	$28.25	5,000	20,000
Total	10,000	$28.38	10,000	20,000

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Princeton National Bancorp, Inc. was held on April 29, 2008, for the purpose of electing three directors to serve for a term of three years. Proxies for the meeting were solicited by Management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to Management’s solicitation.

All three of the nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

	Shares Voted “For”	Shares “Withheld”	Abstain
Donald E. Grubb	2,702,412	8,933	0
Ervin I. Pietsch	2,697,141	14,204	0
Craig O. Wesner	2,700,492	10,853	0

In addition, the following directors’ terms of office continued after the meeting:

Daryl Becker	John R. Ernat	Thomas M. Longman
Gary C. Bruce	Mark Janko	Stephen W. Samet
Sharon L. Covert	Willard Lee	Tony J. Sorcic

Item 6.  Exhibits

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).
31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).
32.1	Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCETON NATIONAL BANCORP, INC.

By	/s/ Tony J. Sorcic	By	/s/ Todd D. Fanning
	Tony J. Sorcic President & Chief Executive Officer August 11, 2008		Todd D. Fanning Sr. VP & Chief Financial Officer August 11, 2008

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2008 (unaudited)	December 31, 2007
ASSETS
Cash and due from banks	$26,297	$25,801
Interest-bearing deposits with financial institutions	102	1,803

Total cash and cash equivalents	26,399	27,604

Loans held for sale, at lower of cost or market	3,324	928

Investment securities:
Available-for-sale, at fair value	220,617	218,095
Held-to-maturity, at amortized cost (fair value of $15,791 and $14,799)	15,608	14,578

Total investment securities	236,225	232,673

Loans:
Loans, net of unearned interest	746,234	722,647
Allowance for loan losses	(3,396)	(3,248)

Net loans	742,838	719,399

Premises and equipment, net of accumulated depreciation	30,374	30,801
Land held for sale, at lower of cost or market	1,344	1,344
Bank-owned life insurance	21,256	22,461
Accrued interest receivable	8,764	10,876
Goodwill	24,521	24,521
Intangible assets, net of accumulated amortization	4,648	5,090
Other real estate owned	851	833
Other assets	4,642	4,172

TOTAL ASSETS	$1,105,186	$1,080,702

LIABILITIES
Deposits:
Demand	$103,597	$102,452
Interest-bearing demand	252,954	241,749
Savings	63,524	58,401
Time	484,198	488,805

Total deposits	904,273	891,407

Borrowings:
Customer repurchase agreements	35,079	34,217
Federal funds purchased	21,300	26,500
Advances from the Federal Home Loan Bank	23,488	6,984
Interest-bearing demand notes issued to the U.S. Treasury	2,215	1,838
Trust preferred securities	25,000	25,000
Note payable	14,550	14,550

Total borrowings	121,632	109,089

Other liabilities	10,245	11,599

TOTAL LIABILITIES	1,036,150	1,012,095

STOCKHOLDERS' EQUITY
Common stock: $5 par value, 7,000,000 shares authorized; 4,478,295 shares issued	22,391	22,391
Surplus	18,358	18,275
Retained earnings	52,960	51,279
Accumulated other comprehensive income (loss), net of tax	(553)	344
Less: Cost of 1,183,111 and 1,169,848 treasury shares at June 30, 2008 and December 31, 2007, respectively	(24,120)	(23,682)

TOTAL STOCKHOLDERS' EQUITY	69,036	68,607

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,105,186	$1,080,702

See accompanying notes to unaudited consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except share data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$11,801	$12,293	$24,152	$23,900
Interest on investment securities:
Taxable	1,681	1,734	3,297	3,619
Non-taxable	978	1,106	2,041	2,234
Interest on federal funds sold	4	75	29	221
Interest on interest-bearing time deposits in other banks	9	26	20	76

Total interest income	14,473	15,234	29,539	30,050

Interest expense:
Interest on deposits	5,805	7,622	12,479	15,101
Interest on borrowings	851	1,025	1,789	1,971

Total interest expense	6,656	8,647	14,268	17,072

Net interest income	7,817	6,587	15,271	12,978
Provision for loan losses	450	115	818	300

Net interest income after provision for loan losses	7,367	6,472	14,453	12,678

Non-interest income:
Trust & farm management fees	336	357	812	771
Service charges on deposit accounts	1,110	1,095	2,202	2,085
Other service charges	567	497	1,024	958
Gain on sales of securities available-for-sale	0	162	276	209
Brokerage fee income	208	214	427	417
Mortgage banking income	288	137	636	409
Bank-owned life insurance income	206	209	421	405
Other operating income	36	51	106	113

Total non-interest income	2,751	2,722	5,904	5,367

Non-interest expense:
Salaries and employee benefits	4,226	4,137	8,623	8,317
Occupancy	611	598	1,290	1,201
Equipment expense	751	837	1,470	1,615
Federal insurance assessments	84	86	168	170
Intangible assets amortization	178	164	357	351
Data processing	302	257	579	530
Advertising	162	178	330	351
Other operating expense	1,195	1,137	2,252	2,131

Total non-interest expense	7,509	7,394	15,069	14,666

Income before income taxes	2,609	1,800	5,288	3,379
Income tax expense	589	247	1,177	397

Net income	$2,020	$1,553	$4,111	$2,982

Earnings per share:
Basic	0.61	0.47	1.25	0.89
Diluted	0.61	0.46	1.24	0.89

Basic weighted average shares outstanding	3,295,998	3,333,897	3,300,030	3,340,462
Diluted weighted average shares outstanding	3,309,084	3,344,557	3,311,735	3,354,268

See accompanying notes to unaudited consolidated financial statements

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(dollars in thousands except per share data)

For the Six Months Ended June 30, 2008	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax effect	Treasury Stock	Total

Balance, January 1, 2008	$22,391	$18,275	$51,279	$344	($23,682)	$68,607

Net income			4,111			4,111
Purchase of 20,000 shares of treasury stock					(554)	(554)
Sale of 2,237 shares of treasury stock		21			39	60
Exercise of stock options and re-issuance of treasury stock (4,500 shares)		20			77	97
Cash dividends ($.56 per share)			(1,851)			(1,851)
Stock option compensation expense		42				42
Adjustment to apply EITF 06-4			(579)			(579)
Other comprehensive loss, net of $567 tax effect				(897)		(897)

Balance, June 30, 2008	$22,391	$18,358	$52,960	($553)	($24,120)	$69,036

For the Six Months Ended June 30, 2007

Balance, January 1, 2007	$22,391	$18,158	$48,109	($960)	($22,343)	$65,355

Net income			2,982			2,982

Purchase of 40,000 shares of treasury stock					(1,204)	(1,204)

Sale of 3,144 shares of treasury stock		36			54	90

Cash dividends ($.54 per share)			(1,807)			(1,807)
Stock option compensation expense		23				23
Other comprehensive loss, net of $569 tax effect				(899)		(899)

Balance, June 30, 2007	$22,391	$18,217	$49,284	($1,859)	($23,493)	$64,540

See accompanying notes to unaudited consolidated financial statements

Schedule 4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	For the Six Months Ended June 30
	2008	2007
Operating activities:
Net income	$4,111	$2,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,123	1,245
Provision for loan losses	818	300
Amortization of intangible assets and other purchase accounting adjustments, net	346	351
Amortization (accretion) of premiums and discounts on investment securities, net	(4)	(131)
Gain on sales of securities available-for-sale, net	(276)	(209)
Compensation expense for vested stock options	42	23
Gain on sales of other real estate owned, net	2	0
Loans originated for sale	(55,832)	(28,681)
Proceeds from sales of loans originated for sale	53,436	28,531
(Decrease) increase in accrued interest payable	(568)	678
Decrease in accrued interest receivable	2,112	1,447
Decrease (increase) in other assets	736	(1,024)
Decrease in other liabilities	(786)	(498)

Net cash provided by operating activities	5,260	5,014

Investing activities:
Proceeds from sales of investment securities available-for-sale	8,670	9,385
Proceeds from maturities of investment securities available-for-sale	28,679	30,587
Purchase of investment securities available-for-sale	(41,644)	(6,104)
Proceeds from maturities of investment securities held-to-maturity	1,130	865
Purchase of investment securities held-to-maturity	(1,594)	(1,075)
Proceeds from sales of other real estate owned	736	0
Net increase in loans	(24,902)	(23,017)
Purchases of premises and equipment	(696)	(1,184)
Payments related to acquisition, net of cash and cash equivalents acquired	0	(10,110)

Net cash used in investing activities	(29,621)	(653)

Financing activities:
Net increase (decrease) in deposits	12,866	(30,752)
Net increase in borrowings	12,538	4,238
Dividends paid	(1,851)	(1,807)
Purchases of treasury stock	(554)	(1,204)
Exercise of stock options and issuance of treasury stock	97	0
Sales of treasury stock	60	90

Net cash provided by (used in) financing activities	23,156	(29,435)

Decrease in cash and cash equivalents	(1,205)	(25,074)
Cash and cash equivalents at beginning of period	27,604	39,185

Cash and cash equivalents at June 30	$26,399	$14,111

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,836	$16,394
Income taxes	$1,588	$980

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$756	$677
Land transferred to held for sale	$0	$1,344

See accompanying notes to unaudited consolidated financial statements

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2008 and 2007, and all such adjustments are of a normal recurring nature. The 2007 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

(1)  EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended June 30,		Six Month Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$2,020	$1,553	$4,111	$2,982

Denominator:
Basic earnings per share-weighted average shares	3,295,998	3,333,897	3,300,030	3,340,462

Effect of dilutive securities-stock options	13,086	10,660	11,705	13,806
Diluted earnings per share-adjusted weighted average shares	3,309,084	3,344,557	3,311,735	3,354,268

Net income per share:

Basic	$0.61	$0.47	$1.25	$0.89
Diluted	$0.61	$0.46	$1.24	$0.89

The earnings per share calculation for the three and six month periods ended June 30, 2008 and 2007 does not include 279,816 shares and 160,283 shares, respectively, which were anti-dilutive.

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Corporation, including the effects of the purchase accounting adjustments, had the acquisition taken place at the beginning of each period (in thousands):

Pro Forma For the six months ended June 30, 2007
Net interest income	$13,018
Provision for loan losses	300
Non-interest income	5,402
Non-interest expense	14,681
Income before income taxes	3,439
Income tax expense	421
Net income	$3,018

Earnings per share
Basic	$0.90
Diluted	$0.90

Basic weighted average shares outstanding	3,340,462
Diluted weighted average shares outstanding	3,354,268

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

(3)  GOODWILL AND INTANGIBLE ASSETS

The balance of goodwill, net of accumulated amortization, totaled $24,521,000 at June 30, 2008 and December 31, 2007. The balance of intangible assets, net of accumulated amortization, totaled $4,648,000 and $5,090,000 at June 30, 2008 and December 31, 2007, respectively.

The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of June 30, 2008 and December 31, 2007:

(in thousands)

	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$9,004	$(4,440)	$9,004	$(4,006)
Other intangible assets	234	(150)	234	(142)
Total	$9,238	$(4,590)	$9,238	$(4,148)

Amortization expense of all intangible assets totaled $357,000 for the six months ended June 30, 2008 and $351,000 for the six months ended June 30, 2007, respectively. The amortization expense of these intangible assets will be approximately $179,000 for the each of the remaining quarters in 2008.

The Corporation has originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. As of June 30, 2008, no impairment had been recorded during the year. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)

Balance, January 1, 2008	$2,498
Servicing rights capitalized	567
Amortization of servicing rights	(266)
Impairment of servicing rights	0
Balance, June 30, 2008	$2,799

The Corporation services loans for others with unpaid principal balances at June 30, 2008 and December 31, 2007 of approximately $292,987,000, and $268,391,000, respectively.

The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of June 30, 2008. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional mortgage servicing rights, changes in mortgage interest rates, estimated prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the six months ended December 31, 2008	$157
For the year ended December 31, 2009	305
For the year ended December 31, 2010	286
For the year ended December 31, 2011	268
For the year ended December 31, 2012	251
For the year ended December 31, 2013	236
Thereafter	1,296

(4)  OTHER COMPREHENSIVE LOSS

Other comprehensive loss components and related taxes for the six months ended June 30, 2008 and 2007 were as follows:

(in thousands)

	2008	2007
Net unrealized losses on securities available-for-sale	$(1,196)	$(1,259)
Less: classification adjustment for realized gains included in income	276	209
	(1,472)	(1,468)

Amortization of transition obligation of post retirement health care	8	0

Other comprehensive income, before tax effect	(1,464)	(1,468)

Tax benefit	567	569

Other comprehensive loss	$(897)	$(899)

The components of accumulated other comprehensive loss, included in stockholders’ equity at June 30, 2008 and 2007 are as follows:

	2008	2007
Net unrealized loss on securities available-for-sale	$(351)	$(2,019)
Net unrealized benefit obligations	(552)	(1,016)
	(903)	(3,035)

Tax effect	350	1,176

Net –of-tax amount	$(553)	$(1,859)

5)  FEDERAL HOME LOAN BANK STOCK

Investment securities available-for-sale includes Federal Home Loan Bank stock totaling $2,373,000 at June 30, 2008 and December 31, 2007. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchase and redemptions until a time to be determined by the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide funding through advances. The Federal Home Loan Bank recently announced it will no longer fund purchases through its MPF Program after October 31, 2008. With regard to dividends, the Federal Home Loan Bank will continue to assess their dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first six months of 2008. Management performed an analysis and deemed the investment in Federal Home Loan Bank stock was not impaired as of June 30, 2008 or December 31, 2007.

(6) FDIC ONE-TIME ASSESSMENT CREDIT

Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions. The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The Bank is an eligible institution and received notice from the FDIC that its share of the credit was $647,000. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing and ultimate recoverability of the one-time credit may change. In 2008 and 2007, FDIC premium credits received totaled $263,000 and $381,000, respectively, against the premium expense, leaving a remaining credit of $3,000, as of June 30, 2008, to offset future premium expense.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of June 30, 2008 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$220,617	$0	$220,617	$0

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

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and six months ended June 30, 2008 and 2007

The following discussion provides information about Princeton National Bancorp, Inc.'s (“PNBC” or the “Corporation”) financial condition and results of operations for the three and six month periods ended June 30, 2008 and 2007. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. PNBC cautions that such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Corporation with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS

The Company realized a significant improvement in earnings during the second quarter and the first six months of 2008. Net income for the second quarter of 2008 was $2,020,000, or basic and diluted earnings per share of $0.61, as compared to net income of $1,553,000 in the second quarter of 2007, or basic earnings per share of $0.47 (diluted earnings per share of $0.46). This represents an increase of $467,000 (or 30.0%), $0.14 basic earnings per share and $0.15 diluted earnings per share. The improvement in earnings is attributable to an increase in net interest income, discussed below, due to an improving net interest margin. Net income for the first six months of 2008 was $4,111,000 or basic earnings per share of $1.25 and diluted earnings per share of $1.24, compared to net income of $2,982,000, or basic and diluted earnings per share of $0.89 for the first six months of 2007. This represents an increase of $1,129,000, (37.9%) or $0.36 per basic share and $0.35 per diluted share. The higher net income figure is primarily attributed to an increase in the net yield on interest-earning assets from 3.13% for the first six months of 2007 to 3.44% for the first six months of 2008. The annualized return on average assets and return on average equity were 0.75% and 11.71%, respectively, for the second quarter of 2008, compared with 0.60% and 9.56% for the second quarter of 2007. For the six-month periods, the annualized return on average assets and return on average equity were 0.76% and 11.98%, respectively for 2008, compared with 0.58% and 9.18%, respectively for 2007.

Net interest income before provision for loan losses was $7,817,000 for the second quarter of 2008, compared to $6,587,000 for the second quarter of 2007 (an increase of $1,230,000 or 18.7%). This improvement is a result of an increase in average interest-earning assets of $48.8 million over the past twelve months. For the three months ended June 30, 2008, average interest-earning assets were $962.0 million compared to $913.1 million for the three months ended June 30, 2007. Additionally, the resulting net yield on interest-earning assets (on a fully taxable equivalent basis) increased to 3.49% in the second quarter of 2008 compared to 3.15% in the second quarter of 2007, contributing to the higher net income reported above. The 3.49% net yield in the second quarter of 2008 also represents an increase from the 3.39% in the first quarter of 2008 and continues the positive trend that began in the third quarter of 2007. Net interest income before any provision for loan losses was $15,271,000 for the first six months of 2008, an increase of $2.3 million, or 17.7%, from the $12,978,000 reported for the first six months of 2007. This is attributable to an increase in average interest-earning assets of $44.5 million over the past twelve months, along with the resulting net yield on interest-earning assets (on a fully taxable equivalent basis) increasing to 3.44% in the first half of 2008 from 3.13% in the first half of 2007, an improvement of 9.9%.

The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. For the second quarter of 2008, PNBC had net charge-offs of $189,000, comparable to net charge-offs of $142,000 for the second quarter of 2007 and a decrease from net charge-offs of $481,000 in the first quarter of 2008. For the six-month comparable periods, PNBC had net charge-offs of $670,000 in 2008 and net charge-offs of $243,000 in 2007. PNBC recorded a loan loss provision of $450,000 in the second quarter of 2008 and $818,000 in the first half of 2008 compared to a provision of $115,000 in the second quarter of 2007 and $300,000 in the first half of 2007. The ratio of non-performing loans to total loans at June 30, 2008 has increased to 1.98% compared to 0.72% at June 30, 2007, but remains low by industry standards. The Corporation has no sub-prime loans in the portfolio, nor is there any sub-prime exposure in the investment portfolio.

Non-interest income totaled $2,751,000 for the second quarter of 2008, compared to $2,722,000 in the second quarter of 2007, an increase of $29,000 (or 1.1%). Annualized non-interest income as a percentage of average total assets decreased to 1.02% for the second quarter of 2008 from 1.06% for the same period in 2007. Year-to-date in 2008, non-interest income totaled $5,904,000 compared to $5,367,000 for the first half of 2007, an increase of $537,000 (or 10.0%). The primary reason for the positive change is the increase in mortgage banking income which has improved by $227,000 (or 55.5%) period over period. Additionally, the categories of service charges on deposits, gains on sales of securities available for sale, and other service charges saw increases of $117,000, $67,000 and $66,000, respectively. Annualized non-interest income as a percentage of average total assets increased from 1.05% for the first six months of 2007, to 1.10% for the same period in 2008.

Total non-interest expense for the second quarter of 2008 was $7,509,000, an increase of $115,000 (or 1.6%) from $7,394,000 in the second quarter of 2007. The largest increase was in salaries and employee benefits which went up $89,000, or 2.2%. Annualized non-interest expense as a percentage of total average assets decreased to 2.77% for the second quarter of 2008, compared to 2.88% for the same period in 2007, continuing a positive trend in the effort to control operating expenses as the Corporation grows and expands. The annualized percentage of 2.77% is the lowest the Corporation has reported since 1989. Year-to-date non-interest expense for the first half of 2008 was $15,069,000, an increase of $403,000 (or 2.7%) from the $14,666,000 for the first half of 2007. Again, the majority of the increase is in salaries and employee benefits which rose $306,000 (or 3.7%), due to an increase in the number of employees. Annualized non-interest expense as a percentage of total average assets also decreased to 2.80% for the first six months of 2008, compared to 2.88% for the same period in 2007.

INCOME TAXES

Income tax expense totaled $589,000 for the second quarter of 2008, as compared to $247,000 for the second quarter of 2007. The effective tax rate was 22.6% for the three month period ended June 30, 2008 and 13.7% for the three month period ended June 30, 2007. Income tax expense totaled $1,177,000 for the first six months of 2008, as compared to $397,000 for the first six months of 2007. The effective tax rate was 22.3% for the six month period ended June 30, 2008 and 11.7% for the six month period ended June 30, 2007. The higher effective tax rate in 2008 is due to a higher pre-tax income.

ANALYSIS OF FINANCIAL CONDITION

Total assets at June 30, 2008 increased to $1,105,186,000 from $1,080,702,000 at December 31, 2007 (an increase of $24.5 million or 2.3%). Investment balances totaled $236,225,000 at June 30, 2008, compared to $232,673,000 at December 31, 2007 (an increase of $3.5 million or 1.5%). Total deposits increased to $904,273,000 at June 30, 2008 from $891,407,000 at December 31, 2007 (an increase of $12.9 million or 1.4%). Comparing categories of deposits at June 30, 2008 to December 31, 2007, interest-bearing demand deposits increased $11.2 million (or 4.6%), savings deposits increased $5.1 million (or 8.8%), and demand deposits increased $1.1 million (or 1.1%), while time deposits decreased $4.6 million (or 1.0%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan (“TT&L”) deposits, and Federal Home Loan Bank advances, increased from $109,089,000 at December 31, 2007 to $121,632,000 at June 30, 2008 (an increase of $12.5 million or 11.5%).

Loan balances, net of unearned interest, increased to $746,234,000 at June 30, 2008, compared to $722,647,000 at December 31, 2007 (an increase of $23.6 million or 3.3%). Non-performing loans increased to $14,567,000 or 1.95% of net loans at June 30, 2008, as compared to $7,434,000 or 1.03% of net loans at December 31, 2007. Although non-performing loans have increased in terms of total dollars since year-end, the increase occurred in the first quarter of 2008 and is comprised of two larger credits with substantial collateral. All loans are individually evaluated and management continues to maintain adequate reserves in the allowance for loan losses.

ASSET QUALITY

For the six months ended June 30, 2008, the subsidiary bank charged off $769,000 of loans and had recoveries of $99,000, compared to charge-offs of $368,000 and recoveries of $125,000 during the six months ended June 30, 2007. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management's reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At June 30, 2008, the allowance was $3,396,000 which is 23.3% of non-performing loans and 0.46% of total loans, compared with $3,248,000 which was 43.7% of non-performing loans and 0.45% of total loans at December 31, 2007. Although the balance of non-performing loans has increased, management has reviewed these loans and deemed they are adequately collateralized.

At June 30, 2008 non-accrual loans were $14,551,000 compared to $7,361,000 at December 31, 2007. Impaired loans totaled $11,032,000 at June 30, 2008 compared to $4,523,000 at December 31, 2007. The total amount of loans ninety days or more past due and still accruing interest at June 30, 2008 was $16,000 compared to $73,000 at December 31, 2007. There was a specific loan loss reserve of $193,000 established for impaired loans as of June 30, 2008 compared to a specific loan loss reserve of $207,000 at December 31, 2007. PNBC’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of June 30, 2008.

CAPITAL RESOURCES

Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At June 30, 2008, total risk-based capital of PNBC was 8.35%, compared to 8.41% at December 31, 2007. The Tier 1 capital ratio decreased slightly from 6.16% at December 31, 2007, to 6.15% at June 30, 2008. Total stockholders' equity to total assets at June 30, 2008 decreased to 6.25% from 6.35% at December 31, 2007.

LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows used in investing activities, offset by those provided by operating and financing activities, resulted in a net decrease in cash and cash equivalents of $1,205,000 from December 31, 2007 to June 30, 2008. This decrease was primarily due to a net increase in loans and investments, offset by an increase in deposits and borrowings. For more detailed information, see PNBC's Consolidated Statements of Cash Flows.

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

The subsidiary bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. At June 30, 2008, commitments to extend credit and standby letters of credit were approximately $137,204,000 and $8,532,000 respectively.

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

	Six Months Ended, June 30, 2008			Six Months Ended, June 30, 2007
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets

Interest-bearing deposits	$1,672	$21	2.47%	$3,507	$76	4.37%
Taxable investment securities	154,210	3,297	4.30%	151,945	3,619	4.80%
Tax-exempt investment securities	77,863	3,091	7.98%	102,778	3,385	6.64%
Federal funds sold	2,152	29	2.68%	7,990	221	5.58%
Net loans	720,843	24,188	6.75%	645,974	23,947	7.48%

Total interest-earning assets	956,741	30,626	6.44%	912,194	31,248	6.91%

Average non-interest earning assets	124,640			115,920

Total average assets	$1,081,381			$1,028,114

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$252,805	2,428	1.93%	$233,766	3,230	2.79%
Savings deposits	62,152	38	0.12%	66,349	144	0.44%
Time deposits	488,364	10,013	4.12%	479,728	11,727	4.93%
Interest-bearing demand notes issued to the U.S. Treasury	995	10	2.06%	1,030	25	4.96%
Federal funds purchased	8,009	110	2.77%	154	4	5.59%
Customer repurchase agreements	36,427	402	2.22%	30,618	711	4.68%
Advances from Federal Home Loan Bank	11,046	214	3.89%	6,973	176	5.10%
Trust preferred securities	25,000	710	5.71%	25,000	710	5.73%
Note payable	14,550	343	4.74%	9,727	345	7.14%

Total interest-bearing liabilities	899,348	14,268	3.19%	853,345	17,072	4.03%

Net yield on average interest-earning assets		$16,358	3.44%		$14,176	3.13%

Average non-interest-bearing liabilities	113,031			109,277

Average stockholders' equity	69,002			65,492

Total average liabilities and stockholders' equity	$1,081,381			$1,028,114

The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Six Months Ended June 30,
	2008	2007
Net interest income as stated	$15,271	$12,978
Tax equivalent adjustment-investments	1,051	1,151
Tax equivalent adjustment-loans	36	47

Tax equivalent net interest income	$16,358	$14,176

Schedule 7. Controls and Procedures

(a)

Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Senior Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended June 30, 2008 that could significantly affect those controls.

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