Form 10-Q
period 2008-09-30
PRINCETON NATIONAL BANCORP INC
filed 2008-11-06
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

As of October 20, 2008, the registrant had outstanding 3,296,669 shares of its $5 par value common stock.

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

Part II:  OTHER INFORMATION

Item 1A.  Risk Factors

The current volatility in economic conditions and the financial markets may adversely affect our industry, business and financial performance. The second half of 2008 has witnessed unprecedented disruptions in financial markets, including volatility in asset values and constraints on the availability of credit. In response to these developments, the U.S. government has taken, and may take further, steps designed to stabilize markets generally and strengthen financial institutions in particular. The impact, if any, that these financial market events or these governmental actions might have on the Company and its business is uncertain and cannot be estimated at this time. Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 discusses some of the principal risks inherent in the Company’s business, including interest rate risks, liquidity risks, credit risks, operational risks, risks from economic or market conditions and general business risks among others. The current upheaval in financial markets has accentuated each of these risks and magnified their potential effect on the Company.

At the same time, there appears to be a general weakening of the U.S. economy. To the extent these economic developments continue to worsen, and to the extent legislation or regulatory action adversely affects the U.S. economy, the Company’s access to capital or the credit quality of the Company’s loan portfolio, or imposes additional limitations or costs on the Company’s business, there could be an adverse impact on the Company’s costs, credit losses, access to capital or liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended September 30, 2008:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
7/1/08 -7/31/08	0	$0.00	0	20,000
8/1/08 -8/31/08	0	$0.00	0	20,000
9/1/08 – 9/30/08	0	$0.00	0	20,000
Total	0	$0.00	0	20,000

On April 24, 2007, the Board of Directors approved the repurchase of up to an aggregate of 50,000 shares of our common stock pursuant to a repurchase program announced the same day (“the Program”). The original expiration date of this Program was April 24, 2008, but was extended to October 24, 2008 by the Board of Directors at their meeting held on April 28, 2008. On October 27, 2008, the Board of Directors approved a new 50,000 share repurchase program that will expire on October 27, 2009. Unless terminated earlier by resolution of our Board of Directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

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

PRINCETON NATIONAL BANCORP, INC.

By	/s/ Tony J. Sorcic	By	/s/ Todd D. Fanning
	Tony J. Sorcic President & Chief Executive Officer November 6, 2008		Todd D. Fanning Sr. VP & Chief Financial Officer November 6, 2008

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
Cash and due from banks	$17,289	$25,801
Federal Funds sold	$800	$0
Interest-bearing deposits with financial institutions	100	1,803

Total cash and cash equivalents	18,189	27,604

Loans held for sale, at lower of cost or market	2,654	928

Investment securities:
Available-for-sale, at fair value	230,495	218,095
Held-to-maturity, at amortized cost (fair value of $15,398 and $14,799)	15,296	14,578

Total investment securities	245,791	232,673

Loans:
Loans, net of unearned interest	762,109	722,647
Allowance for loan losses	(3,842)	(3,248)

Net loans	758,267	719,399

Premises and equipment, net of accumulated depreciation	30,290	30,801
Land held for sale, at lower of cost or market	1,344	1,344
Bank-owned life insurance	21,478	22,461
Accrued interest receivable	10,253	10,876
Goodwill	24,521	24,521
Intangible assets, net of accumulated amortization	4,428	5,090
Other real estate owned	1,330	833
Other assets	5,027	4,172

TOTAL ASSETS	$1,123,572	$1,080,702

LIABILITIES
Deposits:
Demand	$97,430	$102,452
Interest-bearing demand	260,056	241,749
Savings	59,871	58,401
Time	520,089	488,805

Total deposits	937,446	891,407

Borrowings:
Customer repurchase agreements	34,420	34,217
Federal funds purchased	0	26,500
Advances from the Federal Home Loan Bank	30,490	6,984
Interest-bearing demand notes issued to the U.S. Treasury	1,805	1,838
Trust preferred securities	25,000	25,000
Note payable	16,050	14,550

Total borrowings	107,765	109,089

Other liabilities	9,080	11,599

TOTAL LIABILITIES	1,054,291	1,012,095

STOCKHOLDERS’ EQUITY
Common stock: $5 par value, 7,000,000 shares authorized; 4,478,295 shares issued	22,391	22,391
Surplus	18,391	18,275
Retained earnings	54,225	51,279
Accumulated other comprehensive income (loss), net of tax	(1,631)	344
Less: Cost of 1,181,626 and 1,169,848 treasury shares at September 30, 2008 and December 31, 2007, respectively	(24,095)	(23,682)

TOTAL STOCKHOLDERS’ EQUITY	69,281	68,607

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,123,572	$1,080,702

See accompanying notes to unaudited consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except share data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$11,977	$12,980	$36,129	$36,880
Interest on investment securities:
Taxable	1,766	1,592	5,063	5,211
Non-taxable	1,006	1,027	3,047	3,261
Interest on federal funds sold	37	24	66	246
Interest on interest-bearing time deposits in other banks	26	9	46	85

Total interest income	14,812	15,632	44,351	45,683

Interest expense:
Interest on deposits	5,771	7,677	18,250	22,777
Interest on borrowings	869	1,105	2,658	3,077

Total interest expense	6,640	8,782	20,908	25,854

Net interest income	8,172	6,850	23,443	19,829
Provision for loan losses	550	250	1,368	550

Net interest income after provision for loan losses	7,622	6,600	22,075	19,279

Non-interest income:
Trust & farm management fees	309	353	1,120	1,124
Service charges on deposit accounts	1,174	1,174	3,376	3,259
Other service charges	563	535	1,587	1,492
Gain on sales of securities available-for-sale	54	149	331	358
Brokerage fee income	249	224	676	641
Mortgage banking income	243	257	879	666
Bank-owned life insurance income	227	203	648	608
Other operating income	32	40	138	154

Total non-interest income	2,851	2,935	8,755	8,302

Non-interest expense:
Salaries and employee benefits	4,459	4,257	13,082	12,574
Occupancy	619	569	1,908	1,770
Equipment expense	698	756	2,168	2,371
Federal insurance assessments	99	84	267	254
Intangible assets amortization	178	177	535	528
Data processing	272	268	852	797
Advertising	195	188	524	539
Other operating expense	1,108	1,088	3,360	3,219

Total non-interest expense	7,628	7,387	22,696	22,052

Income before income taxes	2,845	2,148	8,134	5,529
Income tax expense	658	408	1,836	806

Net income	$2,187	$1,740	$6,298	$4,723

Earnings per share:
Basic	0.66	0.53	1.91	1.42
Diluted	0.66	0.52	1.90	1.41

Basic weighted average shares outstanding	3,295,200	3,314,913	3,298,408	3,331,852
Diluted weighted average shares outstanding	3,305,195	3,322,292	3,309,560	3,342,689

See accompanying notes to unaudited consolidated financial statements

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands except per share data)

For the Nine Months Ended September 30, 2008	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax effect	Treasury Stock	Total

Balance, January 1, 2008	$22,391	$18,275	$51,279	$344	$(23,682)	$68,607

Net income			6,298			6,298
Purchase of 20,000 shares of treasury stock					(554)	(554)
Sale of 3,722 shares of treasury stock		33			64	97
Exercise of stock options and re-issuance of treasury stock (4,500 shares)		20			77	97
Cash dividends ($.84 per share)			(2,773)			(2,773)
Stock option compensation expense		63				63
Adjustment to apply EITF 06-4			(579)			(579)
Other comprehensive loss, net of $1,249 tax effect				(1,975)		(1,975)

Balance, September 30, 2008	$22,391	$18,391	$54,225	$(1,631)	$(24,095)	$69,281

For the Nine Months Ended September 30, 2007

Balance, January 1, 2007	$22,391	$18,158	$48,109	$(960)	$(22,343)	$65,355

Net income			4,723			4,723
Purchase of 40,000 shares of treasury stock					(1,204)	(1,204)
Sale of 4,314 shares of treasury stock		46			74	120
Exercise of stock options and re-issuance of treasury stock (500 shares)		7	(4)		8	11
Cash dividends ($.81 per share)			(2,702)			(2,702)
Stock option compensation expense		35				35
Other comprehensive income, net of $133 tax effect				210		210

Balance, September 30, 2007	$22,391	$18,246	$50,126	$(750)	$(23,465)	$66,548

See accompanying notes to unaudited consolidated financial statements

Schedule 4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30
	2008	2007
Operating activities:
Net income	$6,298	$4,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,664	1,872
Provision for loan losses	1,368	550
Amortization of intangible assets and other purchase accounting adjustments, net	535	528
Amortization (accretion) of premiums and discounts on investment securities, net	5	(212)
Gain on sales of securities available-for-sale, net	(331)	(358)
Compensation expense for vested stock options	63	35
Loss on sales of other real estate owned, net	2	35
Loans originated for sale	(69,867)	(41,155)
Proceeds from sales of loans originated for sale	68,141	44,728
(Decrease) increase in accrued interest payable	(673)	434
Decrease in accrued interest receivable	623	564
Decrease (increase) in other assets	142	(1,989)
Decrease in other liabilities	(1,168)	(731)

Net cash provided by operating activities	6,802	9,024

Investing activities:
Proceeds from sales of investment securities available-for-sale	16,170	12,872
Proceeds from maturities of investment securities available-for-sale	45,326	48,925
Purchase of investment securities available-for-sale	(77,409)	(15,187)
Proceeds from maturities of investment securities held-to-maturity	1,615	995
Purchase of investment securities held-to-maturity	(1,769)	(1,450)
Proceeds from sales of other real estate owned	798	375
Net increase in loans	(41,367)	(44,095)
Purchases of premises and equipment	(1,153)	(1,340)
Payments related to acquisition, net of cash and cash equivalents acquired	0	(10,110)

Net cash used in investing activities	(57,789)	(9,015)

Financing activities:
Net increase (decrease) in deposits	46,039	6,854
Net (decrease) increase in borrowings	(1,334)	7,248
Dividends paid	(2,773)	(2,702)
Purchases of treasury stock	(554)	(1,204)
Exercise of stock options and issuance of treasury stock	97	11
Sales of treasury stock	97	120

Net cash provided by financing activities	41,572	10,327

Increase (decrease) in cash and cash equivalents	(9,415)	10,336
Cash and cash equivalents at beginning of period	27,604	39,185

Cash and cash equivalents at September 30	$18,189	$49,521

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,581	$25,420
Income taxes	$2,368	$1,335

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$1,297	$1,076
Land transferred to held for sale	$0	$1,344

See accompanying notes to unaudited consolidated financial statements

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2008 and 2007, and all such adjustments are of a normal recurring nature. The 2007 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the consolidated financial statements and notes included in the Registrant’s 2007 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

(1)  EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$2,187	$1,740	$6,298	$4,723

Denominator:
Basic earnings per share- weighted average shares	3,295,200	3,314,913	3,298,408	3,331,852

Effect of dilutive securities- stock options	9,995	7,379	11,152	10,837

Diluted earnings per share- adjusted weighted average shares	3,305,195	3,322,292	3,309,560	3,342,689

Net income per share:

Basic	$0.66	$0.53	$1.91	$1.42
Diluted	$0.66	$0.52	$1.90	$1.41

The earnings per share calculation for the three and nine-month periods ended September 30, 2008 and 2007 does not include 279,816 shares which were anti-dilutive.

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Corporation, including the effects of the purchase accounting adjustments, had the acquisition taken place at the beginning of each period (in thousands):

Pro Forma For the nine months ended September 30, 2007
Net interest income	$19,869
Provision for loan losses	550
Non-interest income	8,337
Non-interest expense	22,067

Income before income taxes	5,589
Income tax expense	830

Net income	$4,759

Earnings per share
Basic	$1.43
Diluted	$1.42

Basic weighted average shares outstanding	3,331,852
Diluted weighted average shares outstanding	3,342,689

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

(3)  GOODWILL AND INTANGIBLE ASSETS

The balance of goodwill, net of accumulated amortization, totaled $24,521,000 at September 30, 2008 and December 31, 2007. The balance of intangible assets, net of accumulated amortization, totaled $4,428,000 and $5,090,000 at September 30, 2008 and December 31, 2007, respectively.

The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of September 30, 2008 and December 31, 2007:

(in thousands)
	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$9,004	$(4,653)	$9,004	$(4,006)
Other intangible assets	234	(157)	234	(142)
Total	$9,238	$(4,810)	$9,238	$(4,148)

Amortization expense of all intangible assets totaled $535,000 for the nine months ended September 30, 2008 and $528,000 for the nine months ended September 30, 2007, respectively. The amortization expense of these intangible assets will be approximately $179,000 for the remaining quarter in 2008.

The Corporation has originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. No impairment had been recorded during the year through September 30, 2008. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)

Balance, January 1, 2008	$2,498
Servicing rights capitalized	724
Amortization of servicing rights	(324)
Impairment of servicing rights	0
Balance, September 30, 2008	$2,898

The Corporation services loans for others with unpaid principal balances at September 30, 2008 and December 31, 2007 of approximately $302,306,000, and $268,391,000, respectively.

The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of September 30, 2008. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional mortgage servicing rights, changes in mortgage interest rates, estimated prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the three months ended December 31, 2008	$81
For the year ended December 31, 2009	320
For the year ended December 31, 2010	300
For the year ended December 31, 2011	281
For the year ended December 31, 2012	264
For the year ended December 31, 2013	247
Thereafter	1,405

(4)  OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes for the nine months ended September 30, 2008 and 2007 were as follows:

(in thousands)

	2008	2007

Net unrealized gains (losses) on securities available-for-sale	$(2,905)	$701
Less: Reclassification adjustment for realized gains included in income	331	358
	(3,236)	343

Amortization of transition obligation of post retirement health care	12	0

Other comprehensive income (loss), before tax effect	(3,224)	343

Tax (expense) benefit	1,249	(133)

Other comprehensive income (loss)	$(1,975)	$210

The components of accumulated other comprehensive loss, included in stockholders’ equity at September 30, 2008 and 2007 are as follows:

	2008	2007

Net unrealized loss on securities available-for-sale	$(2,110)	$(2,240)
Net unrealized benefit obligations	(552)	(1,016)
	(2,662)	(1,224)

Tax effect	1,031	474

Net-of-tax amount	$(1,631)	$(750)

(5)  FEDERAL HOME LOAN BANK STOCK

Investment securities available-for-sale includes Federal Home Loan Bank stock totaling $2,373,000 at September 30, 2008 and December 31, 2007. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances, however, the order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board and requires their approval for dividends. With regard to dividends, the Federal Home Loan Bank will continue to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first nine months of 2008. Management performed an analysis and deemed the investment in Federal Home Loan Bank stock was not impaired as of September 30, 2008 or December 31, 2007.

(6)  FDIC ONE-TIME ASSESSMENT CREDIT

Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions. The purpose of the credit was to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The Bank is an eligible institution and received notice from the FDIC that its share of the credit was $647,000. This amount was not reflected in the accompanying financial statements as it represented contingent future credits against future insurance assessment payments. For the nine months ended September 30, 2008 and 2007, FDIC premium credits received totaled $266,000 and $381,000, respectively, against the premium expense, leaving a remaining credit of $0, as of September 30, 2008, to offset future premium expense.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of September 30, 2008 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$230,495	$0	$230,495	$0

In February 2007, the FASB issued SFAS No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”.  FAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.  The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases.  This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected non-financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  The Corporation has not elected the fair value option for any financial assets or liabilities at September 30, 2008.

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

In October 2008, the FASB issued FASB Staff Position No. 157-3 (FSP 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining fair value of financial assets when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157. FSP 157-3 was effective upon issuance and included prior periods for which financial statements had not been issued. The application of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2008 and 2007

The following discussion provides information about Princeton National Bancorp, Inc.’s (“PNBC” or the “Corporation”) financial condition and results of operations for the three and nine month periods ended September 30, 2008 and 2007. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the effect of the current severe disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the weakening state of the United States economy, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2007 Annual Report on Form 10-K under the headings ”Item 1. Business” and “Item 1A. Risk Factors.”

RESULTS OF OPERATIONS

The Company continues to generate strong earnings in 2008, once again realizing a significant improvement in earnings during the third quarter and the first nine months of the year. Net income for the third quarter of 2008 was $2,187,000, or basic and diluted earnings per share of $0.66, as compared to net income of $1,740,000 in the third quarter of 2007, or basic earnings per share of $0.53 (diluted earnings per share of $0.52). This represents an increase of $447,000 (or 25.7%), $0.13 basic earnings per share and $0.14 diluted earnings per share. The earnings expansion is attributable to an increase in net interest income, discussed below, due to growth in the balance sheet and an improving net interest margin. Net income for the first nine months of 2008 was $6,298,000 or basic earnings per share of $1.91 and diluted earnings per share of $1.90, compared to net income of $4,723,000, or basic earnings per share of $1.42 and diluted earnings per share of $1.41 for the first nine months of 2007. This represents an increase of $1,575,000, (33.3%) or $0.49 per basic share and diluted share. The higher net income figure is primarily attributed to an increase in the net yield on interest-earning assets from 3.17% for the first nine months of 2007 to 3.46% for the first nine months of 2008. The annualized return on average assets and return on average equity were 0.78% and 12.54%, respectively, for the third quarter of 2008, compared with 0.67% and 10.65% for the third quarter of 2007. For the nine-month periods, the annualized return on average assets and return on average equity were 0.77% and 12.17%, respectively for 2008, compared with 0.61% and 9.67%, respectively for 2007.

Net interest income before provision for loan losses was $8,172,000 for the third quarter of 2008, compared to $6,850,000 for the third quarter of 2007 (an increase of $1,322,000 or 19.3%). This improvement is a result of an increase in average interest-earning assets of $78.7 million over the past twelve months. For the three months ended September 30, 2008, average interest-earning assets were $988.9 million compared to $910.2 million for the three months ended September 30, 2007. Additionally, the resulting net yield on interest-earning assets (on a fully taxable equivalent basis) increased to 3.50% in the third quarter of 2008 compared to 3.23% in the third quarter of 2007, contributing to the higher net income reported above. Net interest income before any provision for loan losses for the first nine months of 2008 was $23,443,000, an increase of $3.6 million, or 18.2%, from the $19,829,000 reported for the first nine months of 2007. This is attributable to an increase in average interest-earning assets of $56.0 million over the past twelve months, along with the resulting net yield on interest-earning assets (on a fully taxable equivalent basis) increasing to 3.46% in the first three-quarters of 2008 from 3.17% for the same time frame of 2007, an improvement of 9.1%.

The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. For the third quarter of 2008, PNBC had net charge-offs of $103,000, (0.06% of total loans) comparable to net charge-offs of $139,000 for the third quarter of 2007. For the nine-month comparable periods, PNBC had net charge-offs of $774,000 in 2008 and net charge-offs of $382,000 in 2007. PNBC recorded a loan loss provision of $550,000 in the third quarter of 2008 and $1,368,000 in the first nine months of 2008 compared to a provision of $250,000 in the third quarter of 2007 and $550,000 in the first nine months of 2007. The ratio of non-performing loans to total loans at September 30, 2008 has increased to 2.15% compared to 0.93% at September 30, 2007, but remains low by industry standards, particularly in light of the current economic situation. The Corporation has no sub-prime loans in the loan portfolio, nor is there any sub-prime exposure to securities in the investment portfolio.

Non-interest income totaled $2,851,000 for the third quarter of 2008, compared to $2,935,000 in the third quarter of 2007, a decrease of $84,000 (or 2.9%). Annualized non-interest income as a percentage of average total assets decreased to 1.02% for the third quarter of 2008 from 1.13% for the same period in 2007. This decrease was the result of $95,000 less in gains from the sale of investment securities quarter over quarter. Year-to-date in 2008, non-interest income totaled $8,755,000 compared to $8,302,000 for the first nine months of 2007, an increase of $453,000 (or 5.5%). The primary reason for the positive change is the increase in mortgage banking income which has improved by $213,000 (or 32.0%) in 2008 over 2007. Additionally, the categories of service charges on deposits and other service charges saw increases of $117,000 and $95,000, respectively. Annualized non-interest income as a percentage of average total assets decreased from 1.08% for the first nine months of 2007, to 1.07% for the same period in 2008.

Total non-interest expense for the third quarter of 2008 was $7,628,000, an increase of $241,000 (or 3.3%) from $7,387,000 in the third quarter of 2007. The largest increase was in salaries and employee benefits which went up $202,000, or 4.7%. Annualized non-interest expense as a percentage of total average assets decreased to 2.72% for the third quarter of 2008, compared to 2.85% for the same period in 2007, continuing a positive trend in the effort to control operating expenses as the Corporation grows and expands. The annualized percentage of 2.72% is the lowest the Corporation has reported since 1988. Year-to-date non-interest expense for the first three-quarters of 2008 was $22,696,000, an increase of $644,000 (or 2.9%) from the $22,052,000 for the same period in 2007. Again, the majority of the increase is in salaries and employee benefits which rose $508,000 (or 4.0%), due to an increase in the number of employees. Annualized non-interest expense as a percentage of total average assets also decreased to 2.77% for the first nine months of 2008, compared to 2.87% for the same period in 2007.

INCOME TAXES

Income tax expense totaled $658,000 for the third quarter of 2008, as compared to $408,000 for the third quarter of 2007. The effective tax rate was 23.1% for the three month period ended September 30, 2008 and 19.0% for the three month period ended September 30, 2007. Income tax expense totaled $1,836,000 for the first nine months of 2008, as compared to $806,000 for the first nine months of 2007. The effective tax rate was 22.6% for the nine month period ended September 30, 2008 and 14.6% for the nine month period ended September 30, 2007. The higher effective tax rate in 2008 is due to a higher pre-tax income.

ANALYSIS OF FINANCIAL CONDITION

Total assets at September 30, 2008 increased to $1,123,572,000 from $1,080,702,000 at December 31, 2007 (an increase of $42.9 million or 4.0%). Investment balances totaled $245,791,000 at September 30, 2008, compared to $232,673,000 at December 31, 2007 (an increase of $13.1 million or 5.6%). Total deposits increased to $937,446,000 at September 30, 2008 from $891,407,000 at December 31, 2007 (an increase of $46.0 million or 5.2%). Comparing categories of deposits at September 30, 2008 to December 31, 2007, interest-bearing demand deposits increased $18.3 million (or 7.6%), time deposits increased $31.3 million (or 6.4%), and savings deposits increased $1.5 million (or 2.5%), while demand deposits decreased $5.0 million (or 4.9%). Borrowings, consisting of customer repurchase agreements, notes payable, treasury, tax, and loan (“TT&L”) deposits, and Federal Home Loan Bank advances, decreased from $109,089,000 at December 31, 2007 to $107,765,000 at September 30, 2008 (a decrease of $1.3 million or 1.2%).

Loan balances, net of unearned interest, increased to $762,109,000 at September 30, 2008, compared to $722,647,000 at December 31, 2007 (an increase of $39.5 million or 5.5%). Non-performing loans increased to $16,383,000 or 2.15% of net loans at September 30, 2008, as compared to $7,434,000 or 1.03% of net loans at December 31, 2007. Although non-performing loans have increased in terms of total dollars since year-end, the majority of the increase occurred in the first quarter of 2008 and is comprised of two larger credits with substantial collateral. All loans are individually evaluated and management continues to maintain adequate reserves in the allowance for loan losses.

ASSET QUALITY

For the nine months ended September 30, 2008, the subsidiary bank charged off $915,000 of loans and had recoveries of $141,000, compared to charge-offs of $569,000 and recoveries of $187,000 during the nine months ended September 30, 2007. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At September 30, 2008, the allowance was $3,842,000 which is 23.5% of non-performing loans and 0.50% of total loans, compared with $3,248,000 which was 43.7% of non-performing loans and 0.45% of total loans at December 31, 2007. Although the balance of non-performing loans has increased, management has reviewed these loans and deemed they are adequately collateralized.

At September 30, 2008 non-accrual loans were $15,167,000 compared to $7,361,000 at December 31, 2007. Impaired loans totaled $10,903,000 at September 30, 2008 compared to $4,523,000 at December 31, 2007. The total amount of loans ninety days or more past due and still accruing interest at September 30, 2008 was $1,215,000 compared to $73,000 at December 31, 2007. There was a specific loan loss reserve of $140,000 established for impaired loans as of September 30, 2008 compared to a specific loan loss reserve of $207,000 at December 31, 2007. PNBC’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of September 30, 2008.

CAPITAL RESOURCES

Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At September 30, 2008, total risk-based capital of PNBC was 8.44%, compared to 8.41% at December 31, 2007. The Tier 1 capital ratio decreased slightly from 6.16% at December 31, 2007, to 6.14% at September 30, 2008. Total stockholders' equity to total assets at September 30, 2008 decreased to 6.17% from 6.35% at December 31, 2007.

The Company is currently evaluating the possibility of raising capital and the opportunities under the recently announced Capital Purchase Program (“CPP”) of the U.S. Department of the Treasury (the “Treasury”). Under the CPP, qualified U.S. banking organizations whose applications to participate are approved would sell preferred stock and grant warrants purchasing common stock to the Treasury. The Company is currently evaluating whether it will apply for participation in the CPP and any effects participation would have on the Company’s capital structure. There are a variety of factors to be evaluated, including the cost of the capital to be provided and restrictions that would be imposed on the Company by participating in the CPP (such as restrictions on dividend increases and stock buy-backs), as well as the significant opportunities of the program. The Company does not expect to make further announcements with respect to participation in the CPP unless and until it decides to participate.

LIQUIDITY

Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows used in investing activities, offset by those provided by financing and operating activities, resulted in a net decrease in cash and cash equivalents of $9,415,000 from December 31, 2007 to September 30, 2008. This decrease was primarily due to a net increase in loans and investments, offset by an increase in deposits. For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

In response to the overall economy, the Company has made a concerted effort during 2008 to increase its available liquidity sources to levels which management believes are appropriate given the current state of the economy and the banking industry. As a result, the remaining borrowing sources available to the Company have increased to $95.6 million as of September 30, 2008 compared to $60.9 million as of December 31, 2007.

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

The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. At September 30, 2008, commitments to extend credit and standby letters of credit were approximately $162,998,000 and $6,597,000 respectively.

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

LEGAL PROCEEDINGS

There are various claims pending against the Corporation’s subsidiary bank, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to the Corporation’s financial position or results of operation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 2007, as reported in PNBC’s 2007 Annual Report on Form 10-K.

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

	Nine Months Ended, September 30, 2008			Nine Months Ended, September 30, 2007
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets

Interest-bearing deposits	$2,872	$46	2.14%	$2,208	$85	5.15%
Taxable investment securities	142,115	5,063	4.76%	145,095	5,211	4.80%
Tax-exempt investment securities	93,179	4,616	6.62%	100,568	4,942	6.57%
Federal funds sold	4,222	66	2.09%	6,414	246	5.13%
Net loans	725,138	36,182	6.66%	657,233	36,949	7.52%

Total interest-earning assets	967,526	45,973	6.35%	911,518	47,433	6.96%

Average non-interest earning assets	125,445			116,726

Total average assets	$1,092,971			$1,028,244

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$255,116	$3,523	1.84%	$233,016	$4,951	2.84%
Savings deposits	62,229	52	0.11%	64,890	202	0.42%
Time deposits	495,282	14,675	3.96%	478,101	17,624	4.93%
Interest-bearing demand notes issued to the U.S. Treasury	937	14	1.99%	1,072	39	4.86%
Federal funds purchased	6,075	124	2.72%	759	31	5.46%
Customer repurchase agreements	36,196	543	2.00%	31,663	1,102	4.65%
Advances from Federal Home Loan Bank	15,530	406	3.49%	6,975	271	5.19%
Trust preferred securities	25,000	1,065	5.69%	25,000	1,065	5.70%
Note payable	15,043	506	4.50%	10,575	569	7.19%

Total interest-bearing liabilities	911,408	20,908	3.06%	852,051	25,854	4.06%

Net yield on average interest-earning assets		$25,065	3.46%		$21,579	3.17%

Average non-interest-bearing liabilities	112,431			110,926

Average stockholders' equity	69,132			65,267

Total average liabilities and stockholders' equity	$1,092,971			$1,028,244

The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Nine Months Ended September 30,
	2008	2007
Net interest income as stated	$23,443	$19,829
Tax equivalent adjustment-investments	1,569	1,680
Tax equivalent adjustment-loans	53	70

Tax equivalent net interest income	$25,065	$21,579

Schedule 7.  Controls and Procedures

(a)

      Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Senior Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

      Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended September 30, 2008 that could significantly affect those controls.

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