Form 10-K
period 2008-12-31
PRINCETON NATIONAL BANCORP INC
filed 2009-03-16
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

          At March 3, 2009, 3,298,041 shares of Common Stock, $5.00 Par Value, were outstanding, and the aggregate market value of the common stock (based upon the closing representative bid price of the common stock on June 30, 2008 of $27.24, the last business day of the Registrant’s most recently completed second quarter, as reported by NASDAQ) held by nonaffiliates was approximately $89,838,637.

Determination of stock ownership by nonaffiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Portions of the following documents are incorporated by reference:

          2009 Notice and Proxy Statement for the Annual Meeting of Stockholders April 28, 2009 (the “Proxy Statement”) - Part III and portions of the Corporation’s 2008 Annual Report (the “Annual Report”) - Part II

Page 1 of 70 pages

PART I

Item 1. Business

          Princeton National Bancorp, Inc. (“PNBC”, the “Corporation”, or the “Company”) is a single-bank holding company which operates in one business segment conducting a full-service banking and trust business through its subsidiary bank, Citizens First National Bank (“Citizens Bank”, “the Bank”, or the “subsidiary bank”). PNBC was incorporated as a Delaware corporation in 1981 in contemplation of the acquisition of all of the outstanding common stock of Citizens Bank and other future acquisitions. At December 31, 2008, the Corporation had consolidated total assets of $1,163,130,000 and stockholders’ equity of $72,471,000.

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

          Corporate policy, strategy and goals are established by the Board of Directors of PNBC. Pursuant to PNBC’s holding company philosophy, operational and administrative policies for the Bank are also established at the holding company level. Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which its offices are located. In 2008, the majority of the directors of PNBC also served as the directors of Citizens Bank, which further assists PNBC to directly implement its policies at Citizens Bank.

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

Citizens First National Bank

          Citizens Bank was organized in 1865 as a national banking association under the National Bank Act. Currently in its one hundred and forty-fourth year, Citizens Bank has twenty-one offices in seventeen different communities in north central Illinois: Aurora, DePue, Genoa, Hampshire, Henry, Huntley, Millbrook, Minooka, Newark, Oglesby, Peru, Plainfield, Plano, Princeton, Sandwich, Somonauk, and Spring Valley.

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

Commercial, Real Estate, and Agricultural Lending

          Citizens Bank’s commercial loan department provides secured and to a much lesser extent unsecured loans, including real estate loans, to companies and individuals for business purposes and to governmental units within the Bank’s market area. As of December 31, 2008, Citizens Bank had commercial loans of $225.8 million (28.5% of the Bank’s total loan portfolio) and commercial real estate loans of $182.7 million (23.1% of the Bank’s total loan portfolio). Citizens Bank does not have a concentration of commercial loans in any single industry or business, except for loans to the agricultural industry as more fully disclosed below.

          Agricultural and agricultural real estate loans are primarily related to ventures near our branch locations. As of December 31, 2008, Citizens Bank had agricultural loans of $79.5 million and agricultural real estate loans of $64.2 million, which represent approximately 10.1% and 8.1%, respectively, of the Bank’s total loan portfolio.

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

           Citizens Bank is active in consumer and mortgage lending with approximately $132.1 million in home mortgage loans (16.7 % of the Bank’s total loan portfolio) and $75.1 million in consumer installment loans (9.5% of the Bank’s total loan portfolio) as of December 31, 2008. To better serve its retail customers, Citizens Bank is active in the secondary residential mortgage market. As a matter of policy,

Citizens Bank does not hold, in portfolio, long term, fixed rate, single-family home mortgage loans, however, the servicing of such loans is maintained. As of December 31, 2008, Citizens Bank had $304.6 million of loans that have been sold, but servicing has been maintained. Management believes customers receive a higher level of quality service with this arrangement. Citizens Bank does not have any sub-prime loans in its loan portfolio, or as underlying collateral in its investment portfolio.

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

          Citizens Bank continues to maintain an intensive sales training program, which includes team coaching, setting goals, measuring results, and reward recognition. In 2008, Citizens Bank continued to focus on making quality product referrals and sales.

Citizens Financial Advisors (“CFA”)

          CFA’s Fiduciary and Investment Services departments both faced significant equity and bond market challenges with the nearly 34% decline in the Dow Jones Industrial Average during 2008. Never-the-less, CFA was able to exceed their budgeted 2008 net income goals by a remarkable 13.9%.

          For the second year in a row, Fiduciary Services was able to add two new outstanding staff members to the team, thereby improving on the professional capabilities of the program. Another legally trained, Kent College of Law, officer was hired to fulfill the role of Business Development Officer and a Master of Human Resources officer was hired to oversee the Corporate and Personal Retirement Plans area. These two well trained officers have already brought significant improvements to their areas of responsibility.

          Although the stock markets had an exceedingly bad year, Fiduciary Services did not allow the markets to restrict their results. Through their diligent efforts, $19,436,000 in net new dollars was added to the Assets Under Management (AUM) by the department.

          Due to the excellent performance of the Relationship Managers and the Business Development Officer, Fiduciary Services completed the year with a 1.5% increase in total income to $1,530,000. However, since the department was able to decrease direct and indirect expense by 5.9% and 3.15%, respectively, Fiduciary Services exceeded 2007 net income levels by an impressive 23.5%.

          Similarly, Investment Services (Brokerage) experienced an exceptional year regardless of the market declines. Due to the purposeful shift in financial recommendations that was emphasized to the organizations clients, gross revenue received was $913,000 in 2008, comparable to $920,000 in 2007.

          Brokerage, in the final month of the year, was also able to fill the Client Advisor position created to better service the Eastern Region branches of Aurora, Plainfield, Plano and Minooka. The new Advisor is a very well trained specialist in Financial Planning coming from the Ameriprise program. Although he is new the expectations are high that he will bring a new dimension of profitability to the Eastern Region in 2009.

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

          In November 1999, the Gramm-Leach-Bliley Act (“GLB Act”) was signed into law. Under the GLB Act, bank holding companies that meet certain standards and elect to become “financial holding companies” are permitted to engage in a wider range of activities than those permitted for bank holding companies, including securities and insurance activities. Specifically, a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines is (i) financial in nature or incidental thereto, or (ii) complementary to any such financial-in-nature activity, provided that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of “satisfactory” or better at their most recent examination.

          The GLB Act specifies many activities that are financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in, or making a market in securities; and those activities currently permitted for bank holding companies that are so closely related to banking or managing or controlling banks, as to be a proper incident thereto. PNBC has not elected to be treated as a financial holding company.

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

          The Bank may declare dividends out of undivided profits, except that until the surplus fund of the Bank is equal to its common capital, no dividend can be declared until one-tenth of the Bank’s net income for the applicable period has been carried to the surplus fund. The Bank, however, cannot declare or pay a dividend, if after making the dividend, the Bank would be undercapitalized. In addition, prior approval of the OCC is required if dividends declared by the Bank in any calendar year will exceed its net income for that year combined with its retained net income for the preceding two years. Under national banking regulations and capital guidelines, as of December 31, 2008, the Bank was authorized to distribute approximately $10,702,000 as dividends without prior approval from the OCC, based on net income for 2008 and retained net income for 2006 and 2007. As of January 1, 2009, retained net income for the prior two years was approximately $7,141,000 and during 2009 the Bank may pay dividends without prior approval from the OCC equal to that amount plus any 2009 net income. Future payments of dividends by the Bank will be dependent on individual regulatory capital requirements and levels of profitability. The ability of the Bank to pay dividends may be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy.

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

           At December 31, 2008, PNBC had a total capital to risk-weighted assets ratio of 8.30%, a Tier 1 capital to risk-based assets ratio of 7.72%, and a leverage ratio of 6.22%. PNBC is classified as adequately capitalized for the first ratio and well-capitalized for the last two ratios. At December 31, 2008, the Bank had a total capital to risk-weighted assets ratio of 10.00%, a Tier 1 capital to risk-weighted assets ratio of 9.42%, and a leverage ratio of 7.59%. The Bank is classified as well-capitalized for all three ratios.

          Currently, the Bank’s deposits are insured by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (“the FDIC”). The Deposit Insurance Fund was created by the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”), which merged the Bank Insurance Fund (“BIF”) with the Savings Association Insurance Fund (“SAIF”) during 2006. Deposit accounts are generally insured up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increase is effective on a temporary basis until December 31, 2009.

          Following the adoption of the FDIRA, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that created a system of risk-based assessments. Under the regulations there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 are placed in Risk Category I while other institutions are placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments are collected for a quarter at the end of the next quarter. Assessments are based on deposit balances at the end of the quarter, except institutions with $1 billion or more in assets and institutions that become insured on or after January 1, 2007 will have their assessment base determined using average daily balances of insured deposits.

          As of September 30, 2008, the reserve ratio of the deposit insurance fund fell to 0.76%. On October 7, 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (effective February 27, 2009 the FDIC extended this time to seven years) and proposed rules increasing the assessment rate for deposit insurance and making adjustments to the assessment system. On December 16, 2008, the FDIC adopted and issued a final rule increasing the rates banks pay for deposit insurance uniformly by 7 basis points (annualized) effective January 1, 2009. Under the final rule, risk-based rates for the first quarter 2009 assessment will range between 12 and 50 basis points (annualized). The 2009 first quarter assessment rates established by the FDIC provide that the highest rated institutions, those in Risk Category I, will pay premiums of between 12 and 14 basis points and the lowest rated institutions, those in Risk Category IV, will pay premiums of 50 basis points. On February 27, 2009, the FDIC adopted a final rule amending the way that the assessment system differentiates for risk and setting new assessment rates beginning with the second quarter of 2009. Beginning April 1, 2009, for the highest rated institutions, those in Risk Category I, the initial base assessment rate will be between 12 and 16 basis points and for the lowest rated institutions, those in Risk Category IV, the initial base assessment rate will be 45 basis points. The final rule modifies the means to determine a Risk Category I institution’s initial base assessment rate. It also provides for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for institutions in risk categories other than Risk Category I, an increase for brokered deposits above a threshold amount. After applying these adjustments, for the highest rated institutions, those in Risk Category I, the total base assessment rate will be between 7 and 24 basis points and for the lowest rated institutions, those in Risk Category IV, the total base assessment rate will be between 40 and 77.5 basis points.

          On February 27, 2009, the FDIC also adopted an interim rule, with a request for comments, that imposes an emergency special assessment of up to 20 basis points of an institution’s assessment base on June 30, 2009, which will be collected on September 30, 2009. This interim rule also provides for possible additional special assessments of up to 10 basis points at the end of any calendar quarter whenever the FDIC estimates that the deposit insurance fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative.

          On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Transaction Account Guarantee will expire on December 31, 2009. Participating institutions will be assessed a 10 basis point surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage.

          Coverage under the TLGP was available to any eligible institution that did not elect to opt out of the TLGP on or before December 5, 2008. The Bank opted out of the Transaction Account Guarantee portion of the TLGP. PNBC and the Bank did not opt out of the Debt Guarantee program.

          Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions. The purpose of the credit was to recognize contributions made by certain institutions to capitalize the BIF and SAIF, which have now been merged into the Deposit Insurance Fund. The Bank was an eligible institution and received notice from the FDIC that its share of the credit is $647,000. This amount was not reflected in the accompanying financial statements as it represented contingent future credits against future insurance assessment payments. In 2008 and 2007, FDIC premium credits received totaled $266,000 and $381,000, respectively, against the premium expense, leaving no remaining credit as of December 31, 2008, to offset future premium expense.

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

          Pursuant to EESA, the U.S. Department of the Treasury (the “Treasury”) has the authority to among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to its authority under EESA, the Treasury created the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) under which the Treasury was authorized to invest in non-voting, senior preferred stock of U.S. banks and savings associations or their holding companies.

          PNBC elected to participate in the CPP and on January 23, 2009, PNBC completed the sale of $25.1 million of preferred stock to the Treasury. PNBC issued and sold (1) 25,083 shares of Fixed Rate Cumulative Perpetual Preferred Stock Series B, with a liquidation preference of $1,000 per share (the “Series B Preferred Shares”), and (2) a ten-year warrant (the “Warrant”) to purchase up to 155,025 shares of the PNBC’s common stock (“Common Stock”) at an exercise price of $24.27 per share, or an aggregate purchase price of $3.8 million in cash. Cumulative dividends on the Series B Preferred Shares will accrue at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter.

          The securities purchase agreement, dated January 23, 2009 (the “Purchase Agreement”), between PNBC and the Treasury, pursuant to which the Series B Preferred Shares and the Warrant were sold, limits the payment of dividends on the Common Stock to the current quarterly cash dividend of $0.28 per share, limits PNBC’s ability to repurchase its Common Stock, and subjects PNBC to certain of the executive compensation limitations included in the EESA.

          The restrictions on stock repurchases are in effect until the earlier to occur of January 23, 2012 (the third anniversary of the issuance of the Series B Preferred Shares to the Treasury) or the date on which the Company has redeemed all of the Series B Preferred Shares issued or the date on which the Treasury has transferred all of the Series B Preferred Shares to third parties not affiliated with the Treasury.

          As a condition to the closing of the transaction, each of PNBC’s senior executive officers (as defined in the Purchase Agreement) executed a waiver voluntarily waiving any claim against the Treasury or PNBC for any changes to their compensation or benefits, as required to comply with the regulations issued by the Treasury under the TARP CPP. The senior executive officers also acknowledged that the regulations may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) as they relate to the period the Treasury holds any securities of PNBC acquired through the CPP.

          In addition to EESA, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. The ARRA contains numerous provisions which modify EESA and which require additional rule making by various regulatory bodies. Among other things, ARRA sets forth additional limits on executive compensation at all financial institutions receiving federal funds under EESA, including the CPP, both retroactively and prospectively. The executive compensation restrictions in ARRA, which will be further described in rules and regulations to be established, include among others: limits on compensation incentives, prohibitions on “Golden Parachute Payments”, the establishment by publicly registered CPP recipients of a board compensation committee comprised entirely of independent directors for the purpose of reviewing employee compensation plans, and the requirement of a non-binding vote on executive pay packages at each annual shareholder meeting until the government funds are repaid. The precise impact of ARRA and the rules promulgated under it will become known in the coming months.

Employees

          PNBC presently has no employees. However, certain of the employees and executive officers of Citizens Bank provide their services to PNBC. An annual fee for these services is paid by PNBC to Citizens Bank. This fee is based upon an average of the number of hours worked during the year.

          As of December 31, 2008, Citizens Bank employed 273 full-time and 81 part-time employees. The Bank offers a variety of employee benefits. Citizens Bank employees are not represented by a union or a collective bargaining agreement, and employee relations are considered to be excellent.

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

          In order to implement PNBC’s community banking philosophy and to promote itself as a community oriented organization, the Bank has a formal officer call program. Nearly every officer of the Bank calls on existing or potential customers and is expected to become actively involved in leadership positions in community organizations. As of December 31, 2008, officers and employees of the Bank participated in approximately 500 community organizations, providing over 15,400 hours of community service.

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

          PNBC’s agricultural and agricultural real estate loan portfolio total $143.7 million at December 31, 2008, comprising 18.2% of total loans. The primary risks associated with agricultural loans are weather and borrower’s management. In the event of catastrophic weather conditions, such as severe drought or flooding, these loans would represent a higher risk due to poor crop sales and reduced cash flow that could impact the borrowers’ ability to repay the loan on a timely basis.

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

          In determining the appropriate level of allowance for loan losses, management considers, among other things, the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful loans, underlying collateral, and other factors that, in management’s best judgment, deserve evaluation. Although management monitors the allowance monthly and considers it adequate to absorb probable losses at December 31, 2008, if any of the assumptions are incorrect, the allowance may not be sufficient to cover future loan losses. Future adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require the Corporation to significantly increase the level of its provision for loan losses resulting in a reduction of earnings.

A sustained weakness or weakening in business and economic conditions generally or specifically in the markets in which we do business could adversely affect our business and operating results.

          Our business could be adversely affected to the extent that weaknesses in business and economic conditions have direct or indirect impacts on us or on our customers and counterparties. These conditions could lead, for example, to one or more of the following:

•	A decrease in the demand for loans and other products and services offered by us;

•	A decrease in customer savings generally and in the demand for savings and investment products offered by us; and

•	An increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to us.

          An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for credit losses, and valuation adjustments on loans held for sale.

If our stock price declines from levels at December 31, 2008, we will further evaluate our goodwill balances for impairment, and if the values of our businesses have declined, we could recognize an impairment charge for our goodwill.

          We performed an annual goodwill impairment assessment as of December 31, 2008. Based on our analyses, we concluded that the fair value of our reporting units exceeded the fair value of our assets and liabilities and, therefore, goodwill was not considered impaired. The estimated control premium was determined by a review of premiums paid for similar companies over the past five years. It is possible that our assumptions and conclusions regarding the valuation of our lines of business could change adversely, which could result in the recognition of impairment for our goodwill, which could have a material effect on our financial position and future results of operations.

If the Bank or holding company were unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors, creditors, and borrowers, or the operating cash needed to fund corporate expansion and other corporate activities.

          Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Bank is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the subsidiary bank’s Funds Management Committee and approved annually by the Board of Directors. The Funds Management Committee regularly monitors the overall liquidity position of the Bank and the parent company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. The Funds Management Committee also establishes policies and monitors guidelines to diversify the Bank’s wholesale funding sources to avoid concentrations in any one market source. Wholesale funding sources include Federal funds purchased; securities sold under repurchase agreements; non-core deposits; and medium- and long-term debt. The Bank is also a member of the Federal Home Loan Bank of Chicago (FHLB), which provides funding through advances to members that are collateralized with mortgage-related assets.

          We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed. These sources include the sale or securitization of loans, the ability to acquire additional national market, non-core deposits, issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. The Bank also can apply to borrow from the Federal Reserve’s discount window.

          Starting in the middle of 2007, there has been significant turmoil and volatility in worldwide financial markets which is, at present, ongoing. These conditions have resulted in a disruption in the liquidity of financial markets, and could directly impact us to the extent we need to access capital markets to raise funds to support our business and overall liquidity position. This situation could affect the cost of such funds or our ability to raise such funds. If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital.

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

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the security holders during the fourth quarter of 2007.

Supplemental Item - Executive Officers

          The following table sets forth information regarding the executive officers:

Name	Age	Position

Tony J. Sorcic	55	President & Chief Executive Officer
James B. Miller	53	Executive Vice President & Commercial Banking Officer
Todd D. Fanning	46	Senior Vice President & Chief Financial Officer
Jacqualyn L. Karlosky	48	Senior Vice President – Consumer Banking
Patrick Murray	56	Senior Vice President – Citizens Financial Advisors

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

          Jacqualyn L. Karlosky joined Citizens Bank in 1994 as Assistant Vice President & Branch Manager. Ms. Karlosky became Senior Vice President – Consumer Banking in 2002 and remains in that capacity.

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

			Cash Dividends Declared
	Prices
	High	Low

2008
Fourth Quarter	$26.00	$22.05	$.28
Third Quarter	28.95	24.78	.28
Second Quarter	29.75	26.00	.28
First Quarter	29.73	23.56	.28

2007
Fourth Quarter	$27.81	$23.04	$.27
Third Quarter	29.07	26.11	.27
Second Quarter	31.36	27.58	.27
First Quarter	33.72	30.00	.27

          On December 31, 2008, PNBC had 785 registered holders of record of its Common Stock.

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

(c)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended December 31, 2008:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of a publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

10/1/08 – 10/31-08	0	$0.00	0	20,000
11/1-08 – 11/30-08	0	$0.00	0	20,000
12/1-08 – 12/31/08	0	$0.00	0	20,000

Total	0	$0.00	0	20,000

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

          The performance graph required by item 201(e) of Regulation S-K is incorporated by reference from Page 49 of the Corporation’s Annual Report.

Item 6. Selected Financial Data

          Information regarding the Corporation’s selected financial data is included on page 47 of the Corporation’s Annual Report, which information is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Information regarding the Corporation’s management’s discussion and analysis of financial condition and results of operations is included on pages 34-46 in the Corporation’s Annual Report, which information is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          The information required by Item 305 of Regulation S-K is contained in the Corporation’s Annual Report on pages 42-44, under the headings “Asset Liability Management” and “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements”, which information is incorporated herein by reference.

Item 8. Consolidated Financial Statements and Supplementary Data

          Information regarding the Corporation’s consolidated financial statements and supplementary data is included on pages 9-32 and page 46 in the Corporation’s Annual Report, which information is incorporated by reference herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

(a)

Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended December 31, 2008 that could significantly affect those controls.

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

          Information regarding executive officers and directors of the Corporation and the Corporation’s Audit Committee is included in the Corporation’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2009 (the “Proxy Statement”) under the captions “Proposal 1-Election of Directors” and “Board of Directors’ Meetings and Committees”, which information is incorporated by reference herein.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	460,061	$27.53	252,923
Equity compensation plans not approved by security holders	N/A	N/A	4,758 (1)

Total	460,061	$27.53	257,681

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006.

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

PRINCETON NATIONAL BANCORP, INC.

By.	/s/ Tony J. Sorcic

Tony J. Sorcic, President and Chief Executive Officer
Date: March 16, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tony J. Sorcic	President and Chief Executive Officer and Director
(Principal Executive Officer)
Tony J. Sorcic

/s/ Todd D. Fanning	Senior Vice-President & Chief Financial Officer
(Principal Accounting and Financial Officer)
Todd D. Fanning

/s/ Craig O. Wesner	Chairman of the Board

Craig O. Wesner

/s/ Daryl Becker	Director

Daryl Becker

s/ Gretta E. Bieber	Director

Gretta E. Bieber

/s/ Gary C. Bruce	Director

Gary C. Bruce

/s/ Sharon L. Covert	Director

Sharon L. Covert

Director

John R. Ernat

/s/ Donald E. Grubb	Director

Donald E. Grubb

Director

Mark Janko

Director

Willard Lee

Director

Ervin I. Pietsch

/s/ Stephen W. Samet	Director

Stephen W. Samet

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1

Amended and Restated Certificate of Incorporation of Princeton National Bancorp, Inc. (“PNBC”) (incorporated by reference to Exhibit 4.1 to the PNBC Registration Statement on Form S-3 (Registration No. 333-157451).

3.2	By-Laws of PNBC (incorporated by reference to Exhibit 3.2 of the 2007 PNBC Annual Report on Form 10-K).

4.1

Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from Registration Statement on Form 8-A filed by PNBC on August 1, 2003 (File No. 000-20050)) incorporated by reference to Exhibit 4.1 of the 2004 PNBC Annual Report on Form 10-K).

4.2	Certificate of Designations of Series B Preferred Stock (incorporated by reference from Exhibit 3.1 to Form 8-K filed on January 27, 2009).

4.3	Trust Preferred Securities Indenture (incorporated by reference to Exhibit 4.1 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

4.4	Warrant to purchase up to 155,025 shares of Common Stock issued January 23, 2009 (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on January 29, 2009).

10.1*	Employment Agreement, dated as of December 15, 2008 between PNBC and James B. Miller (incorporated by reference to the 8-K filed by PNBC on December 19, 2008).

10.2*	Employment Agreement, dated as of December 15, 2008, between PNBC and Tony J. Sorcic (incorporated by reference to the 8-K filed by PNBC on December 19, 2008).

10.3*	Citizens First National Bank Profit Sharing Plan, as amended and restated January 1, 1989 (incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement (33-46362)).

10.4*	Citizens First National Bank Defined Contribution Plan and Trust, as amended and restated January 1, 1989 (incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement).

10.5*	Princeton National Bancorp, Inc. Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 6, 1998).

10.6*	Princeton National Bancorp, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the 2001 PNBC Annual Report on Form 10-K).

10.7*	Princeton National Bancorp, Inc. 2005 Deferred Compensation Plan, as amended (incorporated by reference from Form 8-K filed on December 19, 2008).

10.8*	Princeton National Bancorp, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 of the 2001 PNBC Annual Report on Form 10-K).

10.9*	Princeton National Bancorp, Inc. 2003 Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 19, 2003).

10.10*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.9 of the 2004 PNBC Annual Report on Form 10-K).

10.11*	Amendment to Stock Option Agreement (incorporated by reference to Exhibit 10.10 of the 2005 PNBC Annual Report on Form 10-K).

10.12	Trust Preferred Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.13	Trust Preferred Securities Declaration of Trust (incorporated by reference to Exhibit 10.2 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.14	Trust Preferred Securities Guarantee Agreement (incorporated by reference to Exhibit 10.3 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.15*	2007 Stock Compensation Plan (incorporated by reference from Schedule 14A filed by PNBC on March 14, 2007).

10.16	Letter Agreement with U.S. Treasury dated January 23, 2009 including Securities Purchase Agreement (incorporated by reference from Form 8-K filed on January 29, 2009).

13	Portions of 2008 Annual Report to Shareholders.

14	Code of Ethics (incorporated by reference to Exhibit 14 of the 2003 PNBC Annual Report on Form 10-K).

21	Subsidiaries of PNBC.

23.1	Consent of BKD, LLP.

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).

32.1	Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1	Report of Management on Internal Control Over Financial Reporting

99.2	Report of Independent Registered Public Accounting Firm

*   Management contract or compensatory plan.