Form 10-K/A
period 2008-12-31
PRINCETON NATIONAL BANCORP INC
filed 2009-03-24
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Explanatory Note

        Princeton National Bancorp, Inc., a Delaware corporation (“Princeton”), is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission on March 16, 2009. There are two purposes for this Amendment No. 1 to Form 10-K.

        First, this Amendment No. 1 is to amend and restate Exhibit 99.2 “Report of Independent Registered Public Accounting Firm” of Item 15 of Part IV of Form 10-K. In the Form 10-K originally filed by Princeton, Princeton inadvertently filed the incorrect document as Exhibit 99.2. The Exhibit 99.2 attached to this Form 10-K/A replaces the Exhibit 99.2 previously filed by Princeton on its Form 10-K on March 16, 2009 in its entirety.

Second, this Amendment No. 1 is to amend and restate Exhibit 23.1 “Consent of BKD LLP”. In the Form 10-K originally filed by Princeton, the Consent of BKD LLP contained a typographical error: the date of the audited reports was incorrectly stated as March 17, 2008 and should have been stated as March 9, 2009. The Exhibit 23.1 attached to this Form 10-K/A replaces the Exhibit 23.1 previously filed by Princeton on its Form 10-K on March 16, 2009 in its entirety.

        Except as described above, Amendment No. 1 does not amend any other item of the Form 10-K and does not modify or update in any way the disclosures contained in the original filing on Form 10-K. Accordingly, this Amendment No. 1 to Form 10-K should be read in conjunction with the Form 10-K and the Corporation’s subsequent reports field with the SEC.

        New certifications of our principal executive officer and principal financial officer are included as exhibits to this amendment.

Item 15. Exhibits and Financial Statement Schedules

(a)(3)	The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON NATIONAL BANCORP, INC.

By.	/s/	Tony J. Sorcic
Tony J. Sorcic, President and Chief Executive Officer
Date:		March 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tony J. Sorcic	President and Chief Executive Officer and Director	March 24, 2009
Tony J. Sorcic	(Principal Executive Officer)

/s/ Todd D. Fanning	Senior Vice-President & Chief Financial Officer	March 24, 2009
Todd D. Fanning	(Principal Accounting and Financial Officer)

/s/ Craig O. Wesner	Chairman of the Board	March 24, 2009
Craig O. Wesner

/s/ Daryl Becker	Director	March 24, 2009
Daryl Becker

s/ Gretta E. Bieber	Director	March 24, 2009
Gretta E. Bieber

/s/ Gary C. Bruce	Director	March 24, 2009
Gary C. Bruce

/s/ Sharon L. Covert	Director	March 24, 2009
Sharon L. Covert

Director
John R. Ernat

/s/ Donald E. Grubb	Director	March 24, 2009
Donald E. Grubb

Director
Mark Janko

Director
Willard Lee

Director
Ervin I. Pietsch

/s/ Stephen W. Samet	Director	March 24, 2009
Stephen W. Samet

INDEX TO EXHIBITS

Exhibit Number	Exhibit

23.1	Consent of BKD LLP

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).

32.1	Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2	Report of Independent Registered Public Accounting Firm