Form 10-Q
period 2009-03-31
PRINCETON NATIONAL BANCORP INC
filed 2009-05-11
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Yes ☐ No ☒

As of April 30, 2009, the registrant had outstanding 3,300,139 shares of its $5 par value common stock.

Page 1 of 34 pages

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

Part II: OTHER INFORMATION

Item 1A. Risk Factors

          The current volatility in economic conditions and the financial markets may adversely affect our industry, business and financial performance. The past six months have witnessed unprecedented disruptions in financial markets, including volatility in asset values and constraints on the availability of credit. In response to these developments, the U.S. government has taken, and may take further, steps designed to stabilize markets generally and strengthen financial institutions in particular. The impact, if any, that these financial market events or these governmental actions might have on the Company and its business is uncertain and cannot be estimated at this time. Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 discusses some of the principal risks inherent in the Company’s business, including interest rate risks, liquidity risks, credit risks, operational risks, risks from economic or market conditions and general business risks among others. The current upheaval in financial markets has accentuated each of these risks and magnified their potential effect on the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On January 23, 2009, the Corporation completed the sale of $25.1 million of preferred stock and a warrant to purchase common stock to the United States Department of the Treasury (the “U.S. Treasury”) under U.S. Treasury’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008 (“EESA”). The Corporation issued and sold (1) 25,083 shares of Fixed Rate Cumulative Perpetual Preferred Stock Series B, liquidation preference of $1,000 per share (the “Series B Preferred Shares”), and (2) a ten-year warrant (the “Warrant”) to purchase up to 155,025 shares of the Corporation’s common stock at an exercise price of $24.27 per share, or an aggregate purchase price of $3.8 million in cash. The issuance of the Series B Preferred Shares and the Warrant was exempt from registration as a transaction by an issuer not involving any public offering under Section 4(2) of the Securities Act of 1933. $16.1 million of the proceeds were used to repay a note payable (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) with the remainder of the proceeds to be used to fund loan growth.

(c)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended March 31, 2009:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
1/1/09 -1/31/09	0	$0.00	0	20,000
2/1/09 -2/28/09	0	$0.00	0	20,000
3/1/09 – 3/31/09	0	$0.00	0	20,000

Total	0	$0.00	0	20,000

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

Item 6. Exhibits

3.1	Certificate of Designations for the Series B Preferred Stock (incorporated by reference from the Form 8-K filed on January 27, 2009).

4.1	Warrant to purchase up to 155,025 shares of Common Stock issued January 23, 2009 (incorporated by reference from the Form 8-K filed on January 29, 2009).

10.1

Letter Agreement dated January 23, 2009 including the Securities Purchase Agreement – Standard Terms incorporated by reference therein between the Company and the U.S. Treasury (incorporated by reference from the Form 8-K filed on January 29, 2009).

10.2	Form of Waiver of Senior Executive Officers (incorporated by reference from the Form 8-K filed on January 29, 2009).

10.3	Form of Omnibus Amendment Agreement (incorporated by reference from the Form 8-K filed on January 29, 2009).

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).

32.1	Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCETON NATIONAL BANCORP, INC.

By	/s/ Tony J. Sorcic	By	/s/ Todd D. Fanning
	Tony J. Sorcic		Todd D. Fanning
	President & Chief Executive Officer		Sr. VP & Chief Financial Officer
	May 11, 2009		May 11, 2009

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
Cash and due from banks	$67,755	$20,163
Interest-bearing deposits with financial institutions	113	98

Total cash and cash equivalents	67,868	20,261

Loans held for sale, at lower of cost or market	1,084	2,155

Investment securities:
Available-for-sale, at fair value	259,397	236,883
Held-to-maturity, at amortized cost (fair value of $15,466 and $14,461)	15,137	14,232

Total investment securities	274,534	251,115

Loans:
Loans, net of unearned interest	774,802	790,837
Allowance for loan losses	(5,864)	(5,064)

Net loans	768,938	785,773

Premises and equipment, net of accumulated depreciation	29,243	29,297
Land held for sale, at lower of cost or market	2,354	2,354
Federal Reserve and Federal Home Loan Bank stock	4,211	4,211
Bank-owned life insurance	21,842	21,588
Accrued interest receivable	8,301	9,693
Other real estate owned	3,170	2,487
Goodwill	24,521	24,521
Intangible assets, net of accumulated amortization	3,991	4,207
Other assets	5,427	5,468

TOTAL ASSETS	$1,215,484	$1,163,130

LIABILITIES
Deposits:
Demand	$105,477	$110,559
Interest-bearing demand	256,113	246,714
Savings	66,234	61,089
Time	583,140	543,770

Total deposits	1,010,964	962,132

Borrowings:
Customer repurchase agreements	38,799	35,532
Federal funds purchased	0	6,500
Interest-bearing demand notes issued to the U.S. Treasury	773	2,441
Advances from the Federal Home Loan Bank	32,494	32,493
Trust preferred securities	25,000	25,000
Note payable	0	16,050

Total borrowings	97,066	118,016

Other liabilities	9,499	10,511

TOTAL LIABILITIES	1,117,529	1,090,659

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 100,000 shares authorized; 25,083 shares issued and outstanding at March 31, 2009	24,938	—
Common stock: $5 par value, 7,000,000 shares authorized; 4,478,295 shares issued	22,391	22,391
Common stock warrants	150
Additional paid-in capital	18,377	18,420
Retained earnings	54,479	54,329
Accumulated other comprehensive income, net of taxes	1,655	1,402
Less: Cost of 1,178,156 and 1,180,254 treasury common shares at March 31, 2009 and December 31, 2008, respectively	(24,035)	(24,071)

TOTAL STOCKHOLDERS’ EQUITY	97,955	72,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,215,484	$1,163,130

See accompanying notes to unaudited consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except share data)

	For the Three Months Ended March 31
	2009	2008
Interest income:
Interest and fees on loans	$11,059	$12,350
Interest on investment securities:
Taxable	1,803	1,617
Non-taxable	1,128	1,062
Interest on federal funds sold	0	25
Interest on interest-bearing time deposits in other banks	16	12

Total interest income	14,006	15,066

Interest expense:
Interest on deposits	5,147	6,674
Interest on borrowings	780	938

Total interest expense	5,927	7,612
Net interest income	8,079	7,454
Provision for loan losses	1,170	368
Net interest income after provision for loan losses	6,909	7,086

Non-interest income:
Trust & farm management fees	314	476
Service charges on deposit accounts	976	1,092
Other service charges	446	457
Gain on sales of securities available-for-sale	187	276
Brokerage fee income	198	219
Mortgage banking income, net	1	348
Bank-owned life insurance income	243	215
Other operating income	430	70

Total non-interest income	2,795	3,153

Non-interest expense:
Salaries and employee benefits	4,471	4,398
Occupancy	709	679
Equipment expense	773	718
Federal insurance assessments	697	84
Intangible assets amortization	208	179
Data processing	316	277
Advertising	197	168
Other operating expense	1,281	1,057

Total non-interest expense	8,652	7,560

Income before income taxes	1,052	2,679
Income tax expense (benefit)	(104)	589

Net income	1,156	2,090

Preferred stock dividends	237	—
Accretion of preferred stock discount	5	—

Net income available to common stockholders	$914	$2,090
Per share information:
BASIC net income per common share available to common stockholders	0.28	0.63
DILUTED net income per common share available to common stockholders	0.28	0.63

Basic weighted average shares outstanding	3,298,064	3,304,063
Diluted weighted average shares outstanding	3,298,725	3,309,907

See accompanying notes to unaudited consolidated financial statements

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands except per share data)

For the Three Months Ended March 31, 2009	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net of tax effect	Treasury Stock	Total

Balance, January 1, 2009	$—	$22,391	$—	$18,420	$54,329	$1,402	($24,071)	$72,471

Net income					1,156			1,156
Issuance of 25,083 shares of preferred stock and 155,025 common stock warrants, net of expenses	24,933		150	(63)				25,020
Dividends on preferred stock					(78)			(78)
Accretion on preferred stock discount	5				(5)			—
Sale of 2,098 shares of treasury common stock				(4)			36	32
Dividends on common stock ($.28 per share)					(923)			(923)
Stock option compensation expense				24				24
Other comprehensive income, net of $160 tax effect						253		253

Balance, March 31, 2009	$24,938	$22,391	$150	$18,377	$54,479	$1,655	($24,035)	$97,955

For the Three Months Ended March 31, 2008

Balance, January 1, 2008	$—	$22,391	$—	$18,275	$51,279	$344	($23,682)	$68,607

Net income					2,090			2,090
Purchase of 10,000 shares of treasury common stock							(270)	(270)
Sale of 1,043 shares of treasury common stock				10			18	28
Dividends on common stock ($.28 per share)					(926)			(926)
Stock option compensation expense				21				21
Adjustment to apply EITF 06-4					(579)			(579)

Other comprehensive income, net of $778 tax effect						1,230		1,230

Balance, March 31, 2008	$—	$22,391	$—	$18,306	$51,864	$1,574	($23,934)	$70,201

See accompanying notes to unaudited consolidated financial statements

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY	Schedule 4
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31
	2009	2008
Operating activities:
Net income	$1,156	$2,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	564	574
Provision for loan losses	1,170	368
Amortization of intangible assets and other purchase accounting adjustments, net	208	208
Amortization (accretion) of premiums and discounts on investment securities, net	185	(33)
Gain on sales of securities available-for-sale, net	(187)	(276)
Impairment of mortgage servicing rights	556	0
Compensation expense for vested stock options	24	21
Gain (loss) on sales of other real estate owned, net	0	7
Loans originated for sale	(30,651)	(33,037)
Proceeds from sales of loans originated for sale	31,722	30,787
Increase in accrued interest payable	153	16
Decrease in accrued interest receivable	1,392	2,609
(Increase) decrease in other assets	(779)	1,131
Decrease in other liabilities	(1,325)	(919)

Net cash provided by operating activities	4,188	3,546

Investing activities:
Proceeds from sales of investment securities available-for-sale	18,197	8,670
Proceeds from maturities of investment securities available-for-sale	21,263	13,789
Purchase of investment securities available-for-sale	(61,554)	(22,691)
Proceeds from maturities of investment securities held-to-maturity	1,005	580
Purchase of investment securities held-to-maturity	(1,915)	(1,594)
Proceeds from sales of other real estate owned	0	263
Net decrease (increase) in loans	15,002	(7,539)
Purchases of premises and equipment	(510)	(239)

Net cash used in investing activities	(8,512)	(8,761)

Financing activities:
Net increase in deposits	48,832	27,731
Net decrease in borrowings	(20,952)	(23,522)
Dividends on common stock	(923)	(926)
Dividends on preferred stock	(78)	—
Purchases of treasury common stock	—	(270)
Sales of treasury common stock	32	28
Proceeds from issuance of preferred stock and common stock warrants, net of expenses	25,020	—

Net cash provided by financing activities	51,931	3,041

Increase (decrease) in cash and cash equivalents	47,607	(2,174)
Cash and cash equivalents at beginning of period	20,261	27,604

Cash and cash equivalents at March 31	$67,868	$25,430

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,774	$7,596
Income taxes	$4	$620

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$683	$42

See accompanying notes to unaudited consolidated financial statements

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2009 and 2008, and all such adjustments are of a normal recurring nature. The 2008 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

          The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the consolidated financial statements and notes included in the Registrant’s 2008 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.

(1) CAPITAL PURCHASE PROGRAM

          On January 23, 2009, the Corporation received $25,083 of equity capital by issuing to the United States Department of Treasury 25,083 shares of the Corporation’s 5.00% Series B Fixed Rate Cumulative Perpetual Preferred Stock, no par value, with a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 155,025 shares of the Corporation’s common stock, par value $0.01 per share, at an exercise price of $24.27 per share. The proceeds received were allocated to the preferred stock and common stock warrants based on their relative fair values. The resulting discount on the preferred stock is amortized against retained earnings and is reflected in the Corporation’s consolidated statement of income as “Preferred shares dividends”, resulting in additional dilution to the Corporation’s earnings per common share. The warrants are immediately exercisable, in whole or in part, over a term of 10 years. The warrants were included in the Corporation’s diluted average common shares outstanding (subject to anti-dilution). Both the preferred securities and warrants were accounted for as additions to the Corporation’s regulatory Tier 1 and total capital.

          The Series B Preferred stock is not mandatorily redeemable and will pay cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. Any redemption requires Federal Reserve approval. The Series B Perpetual Preferred stock ranks senior to the Corporation’s existing authorized Series A Junior Participating Preferred stock.

          A company that participates must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in the Emergency Economic Stabilization Act of 2008 (EESA) to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution; and (d) accept restrictions on the payment of dividends and the repurchase of common stock.

(2) EARNINGS PER SHARE CALCULATION

          The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income available to common stockholders	$914	$2,090

Denominator:
Basic earnings per share-weighted average common shares	3,298,064	3,304,063

Effect of dilutive securities-stock options	661	5,844

Diluted earnings per share-adjusted weighted average common shares	3,298,725	3,309,907

Net income per share available to common stockholders:

Basic	$0.28	$0.63
Diluted	$0.28	$0.63

          The following shares were not considered in computing diluted earnings per share for the three-month periods ended March 31, 2009 and 2008 because they were anti-dilutive:

	Three Months Ended March 31,
	2009	2008
Stock options to purchase shares of common stock	448,061	279,816

Average dilutive potential common shares associated with common stock warrants	155,025	—

(3) GOODWILL AND INTANGIBLE ASSETS

          The balance of goodwill, net of accumulated amortization, totaled $24,521,000 at March 31, 2009 and December 31, 2008. The balance of intangible assets, net of accumulated amortization, totaled $3,991,000 and $4,207,000 at March 31, 2009 and December 31, 2008, respectively.

          The Corporation had a goodwill impairment study performed as of March 31, 2009 and December 31, 2008. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. The goodwill was not deemed impaired as of March 31, 2009 or December 31, 2008.

          The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of March 31, 2009 and December 31, 2008:

(in thousands)

	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$9,004	$(5,081)	$9,004	$(4,869)
Other intangible assets	234	(166)	234	(162)
Total	$9,238	$(5,247)	$9,238	$(5,031)

          Amortization expense of all intangible assets totaled $208,000 for both of the three months ended March 31, 2009 and 2008, respectively. The amortization expense of these intangible assets will be approximately $624,000 for the remaining three quarters in 2009.

(4) ORIGINATED MORTGAGE SERVICING RIGHTS

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

(in thousands)

Balance, January 1, 2009	$2,936
Servicing rights capitalized	328
Amortization of servicing rights	(144)
Impairment of servicing rights	(556)
Balance, March 31, 2009	$2,564

          Activity in the valuation allowance for mortgage servicing rights was as follows:

(in thousands)

Balance, January 1, 2009	$—
Additions	556
Reductions	—
Direct write-downs	—
Balance, March 31, 2009	$556

          The Corporation services loans for others with unpaid principal balances at March 31, 2009 and December 31, 2008 of approximately $320,831,000, and $304,551,000, respectively.

          The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of March 31, 2009. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional mortgage servicing rights, changes in mortgage interest rates, estimated prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the nine months ended December 31, 2009	$211
For the year ended December 31, 2010	283
For the year ended December 31, 2011	264
For the year ended December 31, 2012	247
For the year ended December 31, 2013	232
For the year ended December 31, 2014	217
Thereafter	1,110

(5) OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes for the three months ended March 31, 2009 and 2008 were as follows:

(in thousands)

	2009	2008

Net unrealized gains on securities available-for-sale	$600	$2,280
Less: Reclassification adjustment for realized gains included in income	(187)	(276)
	413	2,004

Amortization of transition obligation of post retirement health care	0	4

Other comprehensive income, before tax effect	413	2,008

Less: Tax expense	160	778

Other comprehensive income	$253	$1,230

The components of accumulated other comprehensive loss, included in stockholders’ equity at March 31, 2009 and 2008 are as follows:

	2009	2008

Net unrealized gain on securities available-for-sale	$3,232	$3,121
Net unrealized benefit obligations	(530)	(552)
	2,702	2,569

Less: Tax effect	1,047	995

Net –of-tax amount	$1,655	$1,574

(6) FEDERAL HOME LOAN BANK STOCK

          The Corporation has Federal Home Loan Bank stock totaling $2,373,000 at March 31, 2009 and December 31, 2008. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances, however, the order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board and requires their approval for dividends. With regard to dividends, the Federal Home Loan Bank will continue to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first three months of 2009 or during 2008. Management performed an analysis and deemed the investment in Federal Home Loan Bank stock was not other than temporarily impaired as of March 31, 2009 or December 31, 2008.

(7) FAIR VALUE OF ASSETS AND LIABILITIES

          Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the period.

          FAS 157 defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

          In accordance with FAS 157, the Corporation groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Available-for-Sale Securities

          The fair value of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Corporation has no securities classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include U.S. Treasury securities, Obligations of U.S. government corporations and agencies, Obligations of states and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Corporation has no securities classified within Level 3.

          The following table presents the Corporation’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of March 31, 2009 and December 31, 2008 (in thousands):

March 31, 2009
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$259,397	$0	$259,397	$0

December 31, 2008

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$236,883	$0	$236,883	$0

          Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Impaired Loans

          Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114 (“FAS 114”), Accounting by Creditors for Impairment of a Loan. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

          If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used. This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, premiums or discount existing at origination or acquisition of the loan. Impaired loans are classified within Level 3 of the fair value hierarchy.

Mortgage Servicing Rights

          The fair value used to determine the valuation allowance is estimated using discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

          The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008.

March 31, 2009

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$17,170	0	0	$17,170
Mortgage servicing rights	2,564	0	0	2,564

December 31, 2008

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,494	0	0	$2,494

(8) INCOME TAXES

          A reconciliation of income tax expense at 34 percent of pre-tax income to the Corporation’s actual tax expense (benefit) for the three-month periods ended March 31 is shown below:

	2009	2008
Computed “expected” tax expense	$358	$911

Increase (decrease) in income taxes resulting from:
Tax-exempt income	(379)	(338)
State income taxes, net of federal tax benefit	41	180
Bank-owned life insurance income	(86)	(76)
Other, net	(38)	(88)
	$(104)	$589

(9) IMPACT OF NEW ACCOUNTING STANDARDS

          In December 2007, the FASB issued SFAS No. 141R (FAS 141R), “Business Combinations”, which revises FAS 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in FAS 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be re-measured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of FAS 141R did not have a material impact on the Corporation’s financial position or results of operations.

          In December 2007, the FASB issued Statement of Financial Accounting No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” The Statement requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation. FAS 160 became effective for fiscal years beginning after December 15, 2008. The application of FAS 160 did not have a material impact on the Corporation’s consolidated financial statements.

          In March 2008, the FASB issued SFAS No. 161 (FAS 161), “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FAS 133”. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. The implementation of FAS 161 did not have a material impact on its consolidated financial statements.

          In May 2008, the FASB issued Statement of Financial Accounting No. 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement became effective on November 15, 2008. The application of FAS 162 did not have a material impact on the Corporation’s consolidated financial statements.

          In January 2009, the FASB issued FSP E 99-20-1, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20. FSP EITF 99-20-I amends the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether an other-than- temporary impairment (OTTI) has occurred. Prior to the FSP, the impairment model in EITF 99-20 was different from FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. This FSP amended EITF99-20 to more closely align the OTTI guidance therein to the guidance in Statement No. 115. Retrospective application to a prior interim or annual period is prohibited. The Corporation does not expect the implementation of this FSP to have a material impact on its consolidated financial statements.

          In April 2009, the FASB issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards:

•	FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly.”

•	FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”

•	FAS 107 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”

          FASB Statement of Financial Accounting No. 157 (“FAS 157”), “Fair value Measurements,” defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FAS 157-4 provided additional guidance on identifying circumstances when a transaction may not be considered orderly.

          FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FAS 157.

          FAS 157-4 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of evidence to determine whether the transaction is orderly. It also provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

          FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

          In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

          FAS 107-1 and APB 28-1 amends FASB Statement No. 107 (“FAS 107”), “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

          All three FASB Staff Positions discussed herein include substantial additional disclosure requirements. The effective date for these new standards is the same: interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, early adoption is allowed only if certain FASB Staff Positions are early adopted together. The Corporation will adopt the new standards as of June 30, 2009, and does not expect the adoption to have a material impact on its consolidated financial statements.

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three months ended March 31, 2009 and 2008

          The following discussion provides information about Princeton National Bancorp, Inc.’s (“PNBC” or the “Corporation”) financial condition and results of operations for the three month periods ended March 31, 2009 and 2008. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Corporation’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the effect of the current severe disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the weakening state of the United States economy, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including a discussion of these and additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s 2008 Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 1A. Risk Factors.”

CRITICAL ACCOUNTING POLICIES AND USE OF SIGNIFICANT ESTIMATES

          The Corporation has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Corporation’s financial statements. The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements.. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Corporation.

Allowance for Loan Losses

          The Corporation believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. We determine probable incurred losses inherent in our loan portfolio and establish an allowance for those losses by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, we use organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents our best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. We evaluate our allowance for loan losses quarterly. If our underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

          We estimate the appropriate level of allowance for loan losses by separately evaluating impaired and non-impaired loans. A specific allowance is assigned to an impaired loan when expected cash flows or collateral do not justify the carrying amount of the loan. The methodology used to assign an allowance to a non-impaired loan is more subjective. Generally, the allowance assigned to non-impaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics, adjusted for qualitative factors including the volume and severity of identified classified loans, changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is continually assessed and adjusted when appropriate. Notwithstanding these procedures, there still exists the possibility that our assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for loan losses would be required.

Other Real Estate Owned

          Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense.

Deferred Income Tax Assets/Liabilities

          Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income. Deferred tax assets and liabilities are established for these items as they arise. From an accounting standpoint, deferred tax assets are reviewed to determine if they are realizable based on the historical level of our taxable income, estimates of our future taxable income and the reversals of deferred tax liabilities. In most cases, the realization of the deferred tax asset is based on our future profitability. If we were to experience net operating losses for tax purposes in a future period, the realization of our deferred tax assets would be evaluated for a potential valuation reserve.

          Additionally, the Corporation reviews its uncertain tax positions annually under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes. An uncertain tax position is recognized as a benefit only if it is “more likely than not’ that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount actually recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. A significant amount of judgment is applied to determine both whether the tax position meets the “more likely than not” test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized. Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

Impairment of Goodwill and Intangible Assets

          Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on our balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2008 and 2007, as part of the goodwill impairment test and no impairment was deemed necessary.

          As a result of our acquisition activity, goodwill, an intangible asset with an indefinite life, was reflected on our balance sheet in prior periods. Goodwill is evaluated for impairment annually, unless there are factors present that indicate a potential impairment, in which case, the goodwill impairment test is performed more frequently than annually. Accordingly, as the Corporation’s stock price at March 31, 2009 decreased below book value, a goodwill impairment test was performed and no impairment was deemed necessary (see Note 3 – “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements).

Mortgaging Service Rights (MSRs)

          MSR fair values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. For discussion regarding the impairment of MSRs, see Note 4 – “Originated Mortgage Servicing Rights” in the Notes to Consolidated Financial Statements.

Fair Value Measurements

          The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Corporation estimates the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Corporation estimates fair value. The Corporation’s valuation methods consider factors such as liquidity and concentration concerns. Other factors such as model assumptions, market dislocations and unexpected correlations can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded.

          FASB Statement No. 157, Fair Value Measurements, establishes a framework for measuring the fair value of financial instrument that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

Level 1 - quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2- inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - inputs that are unobservable and significant to the fair value measurement.

          At the end of each quarter, the Corporation assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period. A more detailed description of the fair values measured at each level of the fair value hierarchy can be found in Note 7- “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

          Net income for the first quarter of 2009 was $1,156,000, or basic and diluted earnings per common share of $0.28, as compared to net income of $2,090,000 in the first quarter of 2008, or basic and diluted earnings per common share of $0.63. This represents a decrease of $934,000 (44.7%) or $.35 per basic and diluted common share. The lower net income figure is attributable to an increase in the provision for loan losses and insurance assessments by the FDIC. The annualized return on average assets and return on average equity decreased accordingly to 0.40% and 5.14%, respectively, for the first quarter of 2009, compared with 0.78% and 12.22% for the first quarter of 2008.

          Net interest income before the provision for loan losses was $8,079,000 for the first quarter of 2009, compared to $7,454,000 for the first quarter of 2008 (an increase of $625,000 or 8.4%). The net yield on interest-earning assets (on a fully taxable equivalent basis) increased slightly to 3.40% in the first quarter of 2009 from 3.39% in the first quarter of 2008. However, growth in the balance sheet of $86.7 million in average interest-earning assets was the primary cause for the increase in net interest income over the past twelve months.

          The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. As mentioned above, net charge-offs decreased during the first quarter of 2009 to $371,000, compared to net charge-offs of $481,000 for the first quarter of 2008. PNBC recorded a loan loss provision of $1,170,000 in the first quarter of 2009 compared to a provision of $368,000 in the first quarter of 2008. The allowance for loan losses is discussed more fully below.

          Non-interest income totaled $2,795,000 for the first quarter of 2009, compared to $3,153,000 in the first quarter of 2008, a decrease of $358,000 (or 11.4%). The decrease was primarily due to the impairment of mortgage servicing rights recorded during the first quarter of 2009 of $556,000. This resulted in mortgage banking income decreasing by a net figure of $347,000. The categories of service charges on deposits and trust and farm management fees also experienced decreases of $116,000 (10.6%) and $162,000 (34.0%), respectively, due to a decrease in overdraft fee income and lower fees from a decline in managed asset values. Annualized non-interest income as a percentage of total average assets decreased from 1.18% for the first three months of 2008, to 0.96% for the same period in 2009.

          Total non-interest expense for the first quarter of 2009 was $8,652,000, an increase of $1,092,000 (or 14.4%) from $7,560,000 in the first quarter of 2008. The largest difference between the first quarters of 2009 and 2008 was an increase in federal insurance assessments of $613,000, an increase of 729.8%. Most of this increase is attributable to the increase in the assessment rate as well as the expiration of credits from the FDIC in latter 2008. Additionally, the category of other operating expense increased $224,000 (or 21.2%) due mostly to an increase in loan administrative expenses. Annualized non-interest expense as a percentage of total average assets increased to 2.96% for the first three months of 2009, compared to 2.83% for the same period in 2008.

INCOME TAXES

          The Corporation recorded an income tax benefit of $104,000 for the first quarter of 2009, as compared to income tax expense of $589,000 for the first quarter of 2008. The effective tax rate was (9.9%) for the three-month period ended March 31, 2009 and 22.0% for the three-month period ended March 31, 2008. The income tax benefit is due to a lower pre-tax income coupled with the effect of tax-exempt investment interest income. For more information on the Corporation’s income taxes see Note 8 – “Income Taxes” in the Notes to Consolidated Financial Statements.

FDIC

          On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1,2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the Restoration Plan to seven years. Also in March 2009, the FDIC Issued final rules on changes to the risk-based assessment system. The final rules both increase base assessment rates and incorporates additional assessments for excess reliance on brokered CDs and FHLB advances. The new rates would increase annual assessment rates from 5 to 7 basis points to 7 to 24 basis points. This new assessment takes effect April 1, 2009 and is payable at the end of September 2009. The Corporation is assessing the effect the new assessment rates will have on its consolidated financial statements.

          Also on February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment payable September 30. 2009 based on the second quarter 2009 assessment base, to help shore up the Deposit Insurance Fund (‘DIF’). This assessment equates to a one-time cost of $200,000 per $100 million in assessment base. The interim rule also allows the Board to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the DIF. Should the proposal become final, the Corporation estimates this assessment would have a material impact on its financial statements of approximately $1.7 million.

ANALYSIS OF FINANCIAL CONDITION

          Total assets at March 31, 2009 increased to $1,215,484,000 from $1,163,130,000 at December 31, 2008 (an increase of $52.4 million or 4.5%). Total loan balances decreased by $16.0 million during the three month period to $774.8 million due to seasonal pay downs in the agricultural portfolio, along with the refinancing of adjustable-rate residential real estate loans into fixed rate products which are sold in the secondary market. Investment balances totaled $274,534,000 at March 31, 2009, compared to $251,115,000 at December 31, 2008 (an increase of $23.4 million or 9.3%), as excess liquidity is invested due to declining loan demand. Total deposits increased to $1,010,964,000 at March 31, 2009 from $962,132,000 at December 31, 2008 (an increase of $48.8 million or 5.1%). Comparing categories of deposits at March 31, 2009 to December 31, 2008, time deposits increased $39.4 million (or 7.2%), interest-bearing demand deposits increased $9.4 million (or 3.8%), savings deposits increased $5.1 million (or 8.4%), and demand deposits decreased $5.1 million (or 4.6%). Borrowings, consisting of customer repurchase agreements, federal funds purchased, notes payable, treasury, tax, and loan (“TT&L”) deposits, and Federal Home Loan Bank advances, decreased from $118,016,000 at December 31, 2008 to $97,066,000 at March 31, 2009 (a decrease of $20.9 million or 17.8%). The majority of this decrease was due to the repayment of the note payable (balance of $16.05 million at December 31, 2008) with proceeds from the sale of preferred stock under the Capital Purchase Program.

CAPITAL PURCHASE PROGRAM

          On January 23, 2009, the Corporation received $25,083 of equity capital by issuing to the United States Department of Treasury 25,083 shares of the Corporation’s 5.00% Series B Fixed Rate Cumulative Perpetual Preferred Stock, no par value, with a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 155,025 shares of the Corporation’s common stock, par value $0.01 per share, at an exercise price of $24.27 per share. The proceeds received were allocated to the preferred stock and common stock warrants based on their relative fair values. The resulting discount on the preferred stock is amortized against retained earnings and is reflected in the Corporation’s consolidated statement of income as “Preferred shares dividends”, resulting in additional dilution to the Corporation’s earnings per common share. The warrants are immediately exercisable, in whole or in part, over a term of 10 years. The warrants were included in the Corporation’s diluted average common shares outstanding (subject to anti-dilution). Both the preferred securities and warrants were accounted for as additions to the Corporation’s regulatory Tier 1 and total capital.

          The Series B Preferred stock is not mandatorily redeemable and will pay cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. Any redemption requires Federal Reserve approval. The Series B Perpetual Preferred stock ranks senior to the Corporation’s existing authorized Series A Junior Participating Preferred stock.

          A company that participates must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in the Emergency Economic Stabilization Act of 2008 (EESA) to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution; and (d) accept restrictions on the payment of dividends and the repurchase of common stock.

ASSET QUALITY

          For the three months ended March 31, 2009, the subsidiary bank charged off $412,000 of loans and had recoveries of $42,000, compared to charge-offs of $546,000 and recoveries of $65,000 during the three months ended March 31, 2008. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At March 31, 2009, the allowance was $5,864,000 which is 17.6% of non-performing loans and 0.76% of total loans, compared with $5,064,000 which was 15.3% of non-performing loans and 0.64% of total loans at December 31, 2008.

          Non-performing loans increased to $33,278,000 or 4.30% of net loans at March 31, 2009, as compared to $33,038,000 or 4.18% of net loans at December 31, 2008. Approximately 60% of the non-performing loans is comprised of three larger credits, all of which are development loans in the Corporation’s northern and eastern market areas. No specific reserves had been established for these three relationships as of March 31, 2009. All loans are individually evaluated and management continues to maintain adequate reserves in the allowance for loan losses.

          At March 31, 2009 non-accrual loans were $33,137,000 compared to $30,383,000 at December 31, 2008. Impaired loans totaled $17,170,000 at March 31, 2009 compared to $3,540,000 at December 31, 2008. The total amount of loans ninety days or more past due and still accruing interest at March 31, 2009 was $142,000 compared to $2,655,000 at December 31, 2008. There was a specific loan loss reserve of $1,983,000 established for impaired loans as of March 31, 2009 compared to a specific loan loss reserve of $818,000 at December 31, 2008. PNBC’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of March 31, 2009.

CAPITAL RESOURCES

          Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At March 31, 2009, total risk-based capital of PNBC was 11.53%, compared to 8.30% at December 31, 2008. The Tier 1 capital ratio increased from 6.22% at December 31, 2008, to 7.99% at March 31, 2009. Total stockholders’ equity to total assets at March 31, 2009 increased to 8.06% from 6.23% at December 31, 2008. The increase in these ratios is due to the equity investment received from the U.S. Treasury in the form of Preferred Stock as part of the Capital Purchase Program discussed above.

LIQUIDITY

          Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by financing and operating activities, offset by those used in investing activities, resulted in a net increase in cash and cash equivalents of $47,607,000 from December 31, 2008 to March 31, 2009. This increase was primarily the result of the proceeds received from the issuance of preferred stock, an increase in deposits and a decrease in loans, offset by net purchases of investments and the pay off of the Corporation’s note payable. For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

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

          The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. At March 31, 2009, commitments to extend credit and standby letters of credit were approximately $135,882,000 and $4,819,000 respectively.

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

LAND HELD FOR SALE

          The Corporation owns separate lots in Elburn, Aurora and Somonauk, Illinois that have been removed from the land balance and are now shown on the Corporation’s balance sheet as land held-for-sale, at the lower of cost or market. The land in Elburn, approximately 2 acres, was purchased in 2003 for $930,000 in anticipation of the construction of a branch facility. The land in Aurora, consisting of two lots remaining from the original purchase of fourteen acres in 2004 which was used to construct a branch facility has a cost basis of $1,344,000. The land in Somonauk, acquired in 2005 during the acquisition of FSB Bancorp, Inc., consists of approximately two acres with a cost basis of $80,000.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There has been no material change in market risk since December 31, 2008, as reported in PNBC’s 2008 Annual Report on Form 10-K.

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

	Three Months Ended, March 31, 2009			Three Months Ended, March 31, 2008

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets

Interest-bearing deposits	$35,708	$16	0.18%	$1,666	$12	2.90%
Taxable investment securities	148,917	1,803	4.91%	134,622	1,617	4.83%
Tax-exempt investment securities	106,754	1,710	6.50%	95,871	1,609	6.75%
Federal funds sold	199	0	0.00%	3,678	25	2.73%
Net loans	746,711	11,095	6.03%	715,719	12,370	6.95%

Total interest-earning assets	1,038,289	14,624	5.71%	951,556	15,633	6.61%

Average non-interest earning assets	148,259			122,655

Total average assets	$1,186,547			$1,074,211

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$262,338	736	1.14%	$250,520	1,387	2.23%
Savings deposits	63,167	12	0.08%	60,376	21	0.14%
Time deposits	567,448	4,399	3.14%	495,143	5,265	4.28%
Interest-bearing demand notes issued to the U.S. Treasury	1,055	0	0.00%	741	6	3.26%
Federal funds purchased	1,029	1	0.39%	3,697	38	4.13%
Customer repurchase agreements	30,708	81	1.07%	34,447	242	2.83%
Advances from Federal Home Loan Bank	32,493	247	3.08%	9,622	105	4.39%
Trust preferred securities	25,000	355	5.76%	25,000	355	5.71%
Note payable	9,631	96	4.04%	14,550	193	5.33%

Total interest-bearing liabilities	992,868	5,927	2.42%	894,096	7,612	3.42%

Net yield on average interest-earning assets		$8,697	3.40%		$8,021	3.39%

Average non-interest-bearing liabilities	102,243			111,505

Average stockholders’ equity	91,436			68,610

Total average liabilities and stockholders’ equity	$1,186,547			$1,074,211

          The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Three Months Ended March 31,
	2009	2008
Net interest income as stated	$8,079	$7,454
Tax equivalent adjustment-investments	582	547
Tax equivalent adjustment-loans	36	20

Tax equivalent net interest income	$8,697	$8,021

Schedule 7. Controls and Procedures

(a)

          Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Senior Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

          Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended March 31, 2009 that could significantly affect those controls.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Certificate of Designations for the Series B Preferred Stock (incorporated by reference from the Form 8-K filed on January 27, 2009).

4.1	Warrant to purchase up to 155,025 shares of Common Stock issued January 23, 2009(incorporated by reference from the Form 8-K filed on January 29, 2009).

10.1

Letter Agreement dated January 23, 2009 including the Securities Purchase Agreement – Standard Terms incorporated by reference therein between the Company and the U.S. Treasury (incorporated by reference from the Form 8-K filed on January 29, 2009).

10.2	Form of Waiver of Senior Executive Officers (incorporated by reference from the Form 8-K filed on January 29, 2009).

10.3	Form of Omnibus Amendment Agreement (incorporated by reference from the Form 8-K filed on January 29, 2009).

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).

32.1	Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.