Form 10-Q
period 2009-06-30
PRINCETON NATIONAL BANCORP INC
filed 2009-07-27
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Yes ☐ No ☒

As of July 8, 2009, the registrant had outstanding 3,302,157 shares of its $5 par value common stock.

Page 1 of 41 pages

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

Part II: OTHER INFORMATION

Item 1A. Risk Factors

          The current volatility in economic conditions and the financial markets may adversely affect our industry, business and financial performance. There have been unprecedented disruptions in financial markets in the past nine months, including volatility in asset values and constraints on the availability of credit. In response to these developments, the U.S. government has taken, and may take further, steps designed to stabilize markets generally and strengthen financial institutions in particular. The impact, if any, these financial market events or these governmental actions might have on the Company and its business is still uncertain and cannot be estimated at this time. Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 discusses some of the principal risks inherent in the Company’s business, including interest rate risks, liquidity risks, credit risks, operational risks, risks from economic or market conditions and general business risks among others. The current upheaval in financial markets has accentuated each of these risks and magnified their potential effect on the Company.

          At the same time, there has been a general weakening of the U.S. economy. To the extent these economic developments continue to worsen, and to the extent legislation or regulatory action adversely affects the U.S. economy, the Company’s access to capital or the credit quality of the Company’s loan portfolio, or imposes additional limitations or costs on the Company’s business, there could be an adverse impact on the Company’s costs, credit losses, access to capital or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of Princeton National Bancorp, Inc. was held on April 28, 2009, for the purpose of electing four directors to serve for a term of three years. Proxies for the meeting were solicited by Management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to Management’s solicitation.

          All four of the nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

	Shares Voted “For”	Shares “Withheld”	Abstain

Gretta E. Bieber	2,783,748	119,056	0
Gary C. Bruce	2,762,484	140,320	0
John R. Ernat	2,804,989	97,815	0
Tony J. Sorcic	2,788,517	114,287	0

          In addition, the following directors’ terms of office continued after the meeting:

Daryl Becker	Mark Janko	Stephen W. Samet
Sharon L. Covert	Willard Lee	Craig O. Wesner
Donald E. Grubb	Ervin I. Pietsch

Item 6. Exhibits

31.1	Certification of Tony J. Sorcic required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).

32.1	Certification of Tony J. Sorcic required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCETON NATIONAL BANCORP, INC.

By	/s/ Tony J. Sorcic	By	/s/ Todd D. Fanning
	Tony J. Sorcic		Todd D. Fanning
	President & Chief Executive Officer		Sr. VP & Chief Financial Officer
	July 27, 2009		July 27, 2009

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2009 (unaudited)	December 31, 2008
ASSETS
Cash and due from banks	$12,741	$20,163
Interest-bearing deposits with financial institutions	35,929	98

Total cash and cash equivalents	48,670	20,261

Loans held for sale, at lower of cost or market	2,766	2,155

Investment securities:
Available-for-sale, at fair value	317,514	236,883
Held-to-maturity, at amortized cost (fair value of $15,568 and $14,461)	15,186	14,232

Total investment securities	332,700	251,115

Loans:
Loans, net of unearned interest	765,754	790,837
Allowance for loan losses	(6,160)	(5,064)

Net loans	759,594	785,773

Premises and equipment, net of accumulated depreciation	28,935	29,297
Land held for sale, at lower of cost or market	2,354	2,354
Federal Reserve and Federal Home Loan Bank stock	4,230	4,211
Bank-owned life insurance	22,072	21,588
Accrued interest receivable	7,840	9,693
Other real estate owned	15,250	2,487
Goodwill	24,521	24,521
Intangible assets, net of accumulated amortization	3,776	4,207
Other assets	5,346	5,468

TOTAL ASSETS	$1,258,054	$1,163,130

LIABILITIES
Deposits:
Demand	$108,952	$110,559
Interest-bearing demand	289,432	246,714
Savings	67,144	61,089
Time	590,129	543,770

Total deposits	1,055,657	962,132

Borrowings:
Customer repurchase agreements	35,621	35,532
Federal funds purchased	0	6,500
Interest-bearing demand notes issued to the U.S. Treasury	1,516	2,441
Advances from the Federal Home Loan Bank	32,496	32,493
Trust preferred securities	25,000	25,000
Note payable	0	16,050

Total borrowings	94,633	118,016

Other liabilities	9,664	10,511

TOTAL LIABILITIES	1,159,954	1,090,659

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 100,000 shares authorized; 25,083 shares issued and outstanding at June 30, 2009	24,944	—
Common stock: $5 par value, 7,000,000 shares authorized; 4,478,295 shares issued	22,391	22,391
Common stock warrants	150
Additional paid-in capital	18,395	18,420
Retained earnings	55,597	54,329
Accumulated other comprehensive income, net of taxes	624	1,402
Less: Cost of 1,176,138 and 1,180,254 treasury common shares at June 30, 2009 and December 31, 2008, respectively	(24,001)	(24,071)

TOTAL STOCKHOLDERS’ EQUITY	98,100	72,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,258,054	$1,163,130

See accompanying notes to unaudited consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except share data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$11,167	$11,801	$22,543	$24,152
Interest on investment securities:
Taxable	1,920	1,681	3,723	3,297
Non-taxable	1,296	978	2,424	2,041
Interest on federal funds sold	0	4	0	29
Interest on interest-bearing time deposits in other banks	35	9	51	20

Total interest income	14,418	14,473	28,741	29,539

Interest expense:
Interest on deposits	5,103	5,805	10,250	12,479
Interest on borrowings	686	851	1,467	1,789

Total interest expense	5,789	6,656	11,717	14,268

Net interest income	8,629	7,817	17,024	15,271
Provision for loan losses	1,465	450	2,635	818

Net interest income after provision for loan losses	7,164	7,367	14,389	14,453

Non-interest income:
Trust & farm management fees	394	336	708	812
Service charges on deposit accounts	977	1,110	1,953	2,202
Other service charges	508	567	953	1,024
Gain on sales of securities available-for-sale	574	0	761	276
Brokerage fee income	249	208	447	427
Mortgage banking income, net	765	288	876	636
Bank-owned life insurance income	230	206	473	421
Other operating income	34	36	148	106

Total non-interest income	3,731	2,751	6,319	5,904

Non-interest expense:
Salaries and employee benefits	4,113	4,226	8,693	8,623
Occupancy	602	611	1,311	1,290
Equipment expense	763	751	1,536	1,470
Federal insurance assessments	826	84	1,523	168
Intangible assets amortization	208	178	416	357
Data processing	339	302	655	579
Advertising	211	162	408	330
Other real estate expenses, net	419	91	509	122
Other operating expense	1,234	1,104	2,424	2,130

Total non-interest expense	8,715	7,509	17,475	15,069

Income before income taxes	2,180	2,609	3,233	5,288
Income tax expense	282	589	178	1,177

Net income	1,898	2,020	3,055	4,111

Preferred stock dividends	317	—	554	—
Accretion of preferred stock discount	6	—	11	—

Net income available to common stockholders	$1,575	$2,020	$2,490	$4,111

Per share information:
BASIC net income per common share available to common stockholders	0.48	0.61	0.75	1.25
DILUTED net income per common share available to common stockholders	0.48	0.61	0.75	1.24

Basic weighted average shares outstanding	3,300,161	3,295,998	3,299,119	3,300,030
Diluted weighted average shares outstanding	3,300,586	3,309,084	3,299,634	3,311,735

See accompanying notes to unaudited consolidated financial statements

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands except per share data)

For the Six Months Ended June 30, 2009	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax effect	Treasury Stock	Total

Balance, January 1, 2009	$—	$22,391	$—	$18,420	$54,329	$1,402	($24,071)	$72,471

Net income					3,055			3,055
Issuance of 25,083 shares of preferred stock and 155,025 common stock warrants, net of expenses	24,933		150	(63)				25,020
Dividends on preferred stock					(390)			(390)
Accretion on preferred stock discount	11				(11)			—
Sale of 4,116 shares of treasury common stock				(9)			70	61
Dividends on common stock ($.42 per share)					(1,386)			(1,386)
Stock option compensation expense				47				47
Other comprehensive loss, net of $492 tax effect						(778)		(778)

Balance, June 30, 2009	$24,944	$22,391	$150	$18,395	$55,597	$624	($24,001)	$98,100

For the Six Months Ended June 30, 2008

Balance, January 1, 2008	$—	$22,391	$—	$18,275	$51,279	$344	($23,682)	$68,607

Net income					4,111			4,111
Purchase of 20,000 shares of treasury common stock							(554)	(554)
Sale of 2,237 shares of treasury common stock				21			39	60
Exercise of stock options and re-issuance of treasury common stock (4,500 shares)				20			77	97
Dividends on common stock ($.56 per share)					(1,851)			(1,851)
Stock option compensation expense				42				42
Adjustment to apply EITF 06-4					(579)			(579)
Other comprehensive loss, net of $567 tax effect						(897)		(897)

Balance, June 30, 2008	$—	$22,391	$—	$18,358	$52,960	($553)	($24,120)	$69,036

See accompanying notes to unaudited consolidated financial statements

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY	Schedule 4
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Six Months Ended June 30
	2009	2008
Operating activities:
Net income	$3,055	$4,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,114	1,123
Provision for loan losses	2,635	818
Amortization of intangible assets and other purchase accounting adjustments, net	417	346
Amortization (accretion) of premiums and discounts on investment securities, net	516	(4)
Gain on sales of securities available-for-sale, net	(761)	(276)
Impairment of mortgage servicing rights	556	0
Compensation expense for vested stock options	47	42
Loss on sales of other real estate owned, net	49	2
Loans originated for sale	(81,492)	(55,832)
Proceeds from sales of loans originated for sale	80,881	53,436
Increase (decrease) in accrued interest payable	53	(568)
Decrease in accrued interest receivable	1,853	2,112
(Increase) decrease in other assets	(1,022)	736
Decrease in other liabilities	(344)	(786)

Net cash provided by operating activities	7,557	5,260

Investing activities:
Proceeds from sales of investment securities available-for-sale	41,310	8,670
Proceeds from maturities of investment securities available-for-sale	38,630	28,679
Purchase of investment securities available-for-sale	(161,550)	(41,644)
Proceeds from maturities of investment securities held-to-maturity	1,105	1,130
Purchase of investment securities held-to-maturity	(2,105)	(1,594)
Proceeds from sales of other real estate owned	226	736
Net decrease (increase) in loans	10,545	(24,902)
Purchases of premises and equipment	(752)	(696)

Net cash used in investing activities	(72,591)	(29,621)

Financing activities:
Net increase in deposits	93,525	12,866
Net (decrease) increase in borrowings	(23,387)	12,538
Dividends on common stock	(1,386)	(1,851)
Dividends on preferred stock	(390)	—
Purchases of treasury common stock	—	(554)
Sales of treasury common stock	61	60
Exercise of stock options and issuance of treasury stock	—	97
Proceeds from issuance of preferred stock and common stock warrants, net of expenses	25,020	—

Net cash provided by financing activities	93,443	23,156

Increase (decrease) in cash and cash equivalents	28,409	(1,205)
Cash and cash equivalents at beginning of period	20,261	27,604

Cash and cash equivalents at June 30	$48,670	$26,399

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,664	$14,836
Income taxes	$820	$1,588

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$13,038	$756

See accompanying notes to unaudited consolidated financial statements

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the three-month and six-month periods ended June 30, 2009 and 2008, and all such adjustments are of a normal recurring nature. The 2008 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

(2) EARNINGS PER SHARE CALCULATION

          The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income available to common stockholders	$1,575	$2,020	$2,490	$4,111

Denominator:
Basic earnings per share-weighted average common shares	3,300,161	3,295,998	3,299,119	3,300,030

Effect of dilutive securities-stock options	425	13,086	515	11,705

Diluted earnings per share-adjusted weighted average common shares	3,300,586	3,309,084	3,299,634	3,311,735

Net income per share available to common stockholders:

Basic	$0.48	$0.61	$0.75	$1.25
Diluted	$0.48	$0.61	$0.75	$1.24

          The following shares were not considered in computing diluted earnings per share for the three-month and six-month periods ended June 30, 2009 and 2008 because they were anti-dilutive:

	Three and Six Months Ended June 30,
	2009	2008
Stock options to purchase shares of common stock	456,627	279,816

Average dilutive potential common shares associated with common stock warrants	155,025	—

(3) GOODWILL AND INTANGIBLE ASSETS

          The balance of goodwill, net of accumulated amortization, totaled $24,521,000 at June 30, 2009 and December 31, 2008. The balance of intangible assets, net of accumulated amortization, totaled $3,776,000 and $4,207,000 at June 30, 2009 and December 31, 2008, respectively.

          The Corporation had a goodwill impairment study performed as of March 31, 2009 and December 31, 2008. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. In the three-month period since the last impairment test, the Corporation’s earnings and stock price have improved. Therefore, there were no impairment indicators which warranted a third party study of goodwill impairment during the second quarter. Accordingly, there was no impairment deemed necessary as of June 30, 2009.

          The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of June 30, 2009 and December 31, 2008:

(in thousands)

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$9,004	$(5,292)	$9,004	$(4,869)
Other intangible assets	234	(170)	234	(162)
Total	$9,238	$(5,462)	$9,238	$(5,031)

          Amortization expense of all intangible assets totaled $416,000 for the six months ended June 30, 2009 and $357,000 for the six months ended June 30, 2008, respectively. The amortization expense of these intangible assets will be approximately $416,000 for the remaining two quarters in 2009.

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

(in thousands)

Balance, January 1, 2009	$2,936
Servicing rights capitalized	719
Amortization of servicing rights	(376)
Impairment of servicing rights	(556)
Balance, June 30, 2009	$2,723

          Activity in the valuation allowance for mortgage servicing rights was as follows:

(in thousands)

Balance, January 1, 2009	$—
Additions	556
Reductions	—
Direct write-downs	—
Balance, June 30, 2009	$556

          The Corporation services loans for others with unpaid principal balances at June 30, 2009 and December 31, 2008 of approximately $341,947,000, and $304,551,000, respectively.

          The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of June 30, 2009. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional mortgage servicing rights, changes in mortgage interest rates, estimated prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the six months ended December 31, 2009	$152
For the year ended December 31, 2010	295
For the year ended December 31, 2011	277
For the year ended December 31, 2012	260
For the year ended December 31, 2013	244
For the year ended December 31, 2014	229
Thereafter	1,266

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

          Other comprehensive loss components and the related tax benefit for the six months ended June 30, 2009 and 2008 were as follows:

(in thousands)

	2009	2008

Net unrealized losses on securities available-for-sale	$(509)	$(1,196)
Less: Reclassification adjustment for realized gains included in income	(761)	(276)
	(1,270)	(1,472)
Amortization of transition obligation of post retirement health care	0	8

Other comprehensive loss, before tax effect	(1,270)	(1,464)

Less: Tax benefit	492	567

Other comprehensive loss	$(778)	$(897)

          The components of accumulated other comprehensive income (loss), included in stockholders’ equity at June 30, 2009 and 2008 are as follows:

(in thousands)

	2009	2008

Net unrealized gains (losses) on securities available-for-sale	$1,549	$(351)
Net unrealized benefit obligations	(530)	(552)
	1,019	(903)

Less: Tax effect	(395)	350

Net –of-tax amount	$624	$(553)

(6) FEDERAL HOME LOAN BANK STOCK

          The Corporation has Federal Home Loan Bank stock totaling $2,373,000 at June 30, 2009 and December 31, 2008. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances, however, the order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board and requires their approval for dividends. With regard to dividends, the Federal Home Loan Bank will continue to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first six months of 2009 or during 2008. Management performed an analysis and deemed the investment in Federal Home Loan Bank stock was not other than temporarily impaired as of June 30, 2009 or December 31, 2008.

(7) INVESTMENT SECURITIES

          The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of available-for-sale and held-to-maturity securities by major security type at June 30, 2009 and December 31, 2008 were as follows:

(in thousands)

June 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
United States government agencies	$110,557	$1,533	$(420)	$111,670
State and municipal	115,509	1,768	(2,066)	115,211
Collateralized mortgage obligations	89,899	1,004	(270)	90,633

Total	315,965	4,305	(2,756)	317,514
Held-to-maturity:
State and municipal	15,186	430	(48)	15,568

Total	$331,151	$4,735	$(2,804)	$333,082

December 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
United States government agencies	$89,883	$2,344	$(29)	$92,198
State and municipal	89,776	1,336	(1,384)	89,728
Collateralized mortgage obligations	54,405	579	(27)	54,957

Total	234,064	4,259	(1,440)	236,883
Held-to-maturity:
State and municipal	14,232	294	(65)	14,461

Total	$248,296	$4,553	$(1,505)	$251,344

          Maturities of investment securities classified as available-for-sale and held-to-maturity were as follows at June 30, 2009:

(in thousands)

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,924	$1,933
Due after one year through five years	13,025	13,341
Due after five years through ten years	62,326	62,590
Due after ten years	72,283	71,387
	149,558	149,251

Mortgage-backed securities	76,508	77,630
Collateralized mortgage obligations	89,899	90,633
	$315,965	$317,514
Held-to-maturity:
Due in one year or less	$3,611	$3,625
Due after one year through five years	7,424	7,711
Due after five years through ten years	3,681	3,766
Due after ten years	470	466
	$15,186	$15,568

          Proceeds from sales of investment securities available-for-sale during the first six months of 2009 were $41,310. Gross gains of $879 and gross losses of $118 were realized on those sales. There were no sales of investment securities classified as held-to-maturity during the six months ended June 30, 2009.

          Securities with unrealized losses at June 30, 2009 and December 31, 2008 not recognized in income are as follows:

(in thousands)

2009	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
United States Government Agencies	$37,884	$(420)	$-0-	$-0-	$37,884	$(420)
State and Municipal	61,635	(2,114)	-0-	-0-	61,635	(2,114)
Collateralized mortgage obligations	26,327	(270)	-0-	-0-	26,327	(270)

Total temporarily impaired	$125,846	$(2,804)	$-0-	$-0-	$125,846	$(2,804)

2008	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
United States Government Agencies	$1,569	$(19)	$461	$(10)	$2,030	$(29)
State and Municipal	17,913	(679)	22,082	(770)	39,995	(1,449)
Collateralized mortgage obligations	3,310	(12)	3,308	(15)	6,618	(27)

Total temporarily impaired	$22,792	$(710)	$25,851	$(795)	$48,643	$(1,505)

          There are 215 securities in an unrealized loss position in the investment portfolio at June 30, 2009, all due to interest rate changes and not credit events. These unrealized losses are considered temporary and, therefore, have not been recognized into income, because the issuers are of high credit quality and management has the ability and intent to hold for the foreseeable future. The fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates.

          The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $276,786 at June 30, 2009 and $234,525 at December 31, 2008.

(8) FAIR VALUE OF ASSETS AND LIABILITIES

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

Available-for-Sale Securities

          The fair value of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Corporation has no securities classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include U.S. Treasury securities, Obligations of U.S. government corporations and agencies, Obligations of states and political subdivisions, mortgage-backed securities and collateralized mortgage obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Corporation has no securities classified within Level 3.

          The following table presents the Corporation’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of June 30, 2009 and December 31, 2008 (in thousands):

June 30, 2009

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$317,514	$0	$317,514	$0

December 31, 2008

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$236,883	$0	$236,883	$0

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

Other Real Estate Owned

          Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at June 30, 2009 amounted to $13.9 million.

          The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008.

June 30, 2009

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$3,584	0	0	$3,584
Mortgage servicing rights	2,723	0	0	2,723
Other real estate owned	13,933	0	0	13,933

December 31, 2008

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,494	0	0	$2,494

          Statement of Financial Accounting Standards No. 107 (“FAS 107”), “Disclosures about Fair Value of Financial Instruments”, requires all entities to disclose the estimated fair value of their financial instrument assets and liabilities. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in FAS 107. Many of the Corporation’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Corporation’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities except for loans held-for-sale and available-for-sale securities. Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Corporation for the purposes of this disclosure.

          Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at June 30, 2009 and December 31, 2008, were as follows:

(in thousands)

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:

Cash and due from banks	$12,741	$12,741	$20,163	$20,163
Interest-bearing deposits in financial institutions	35,929	35,929	98	98
Investment securities	332,700	333,082	251,115	251,344
Loans, net, including loans held for sale	762,360	767,363	787,928	793,411
Accrued interest receivable	7,840	7,840	9,693	9,693
Total Financial Assets	$1,151,550	$1,156,935	$1,068,997	$1,074,709
Financial Liabilities:

Non-interest bearing demand deposits	$108,952	$108,952	$110,559	$110,559
Interest-bearing deposits	946,705	956,207	851,573	862,165
Borrowings	94,633	108,287	118,016	127,816
Accrued interest payable	4,525	4,525	4,472	4,472
Total Financial Liabilities	$1,154,815	$1,177,971	$1,084,620	$1,105,012

Unrecognized financial instruments (net of contract amount)

Commitments to originate loans	$-0-	$-0-	$-0-	$-0-
Lines of credit	-0-	-0-	-0-	-0-

          Financial instruments actively traded in a secondary market have been valued using quoted available market prices. Cash and due from banks, interest-bearing time deposits in other banks, federal funds sold, loans held-for-sale and interest receivable are valued at book value, which approximates fair value.

          Financial liability instruments with stated maturities have been valued using a present value discounted cash flow analysis with a discount rate approximating current market for similar liabilities. Interest payable is valued at book value, which approximates fair value.

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

          The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

          Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

          The Corporation’s remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Corporation’s core deposit base is required by FAS 107.

          Fair value estimates are based on existing balance sheet financial instruments, without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the subsidiary bank has a large fiduciary services department that contributes net fee income annually. The fiduciary services department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, brokerage network, deferred taxes, premises and equipment, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

          Management believes that reasonable comparability between financial institutions may not be likely, due to the wide range of permitted valuation techniques and numerous estimates which must be made, given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

(9) INCOME TAXES

          A reconciliation of income tax expense at 34 percent of pre-tax income to the Corporation’s actual tax expense (benefit) for the three and six-month periods ended June 30 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Computed “expected” tax expense	$741	$887	$1,099	$1,798

Increase (decrease) in income taxes resulting from:
Tax-exempt income	(435)	(314)	(814)	(652)
State income taxes, net of federal tax benefit	116	171	157	351
Bank-owned life insurance income	(79)	(68)	(165)	(144)
Other, net	(61)	(87)	(99)	(176)
	$282	$589	$178	$1,177

(10) IMPACT OF NEW ACCOUNTING STANDARDS

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

          In January 2009, the FASB issued FSP E 99-20-1, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20”. FSP EITF 99-20-I amends the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether an other-than- temporary impairment (OTTI) has occurred. Prior to the FSP, the impairment model in EITF 99-20 was different from FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. This FSP amended EITF 99-20 to more closely align the OTTI guidance therein to the guidance in Statement No. 115. Retrospective application to a prior interim or annual period is prohibited. The Corporation does not expect the implementation of this FSP to have a material impact on its consolidated financial statements.

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

          In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FAS 115-2 and FAS 124-2 change the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

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

          All three FASB Staff Positions discussed herein include substantial additional disclosure requirements. The effective date for these new standards is the same: interim and annual reporting periods ending after June 15, 2009. The Corporation adopted these standards at June 30, 2009 and there was not a material impact on its consolidated financial statements.

          On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“FAS 165”). Under FAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Corporation adopted the provisions of FAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Corporation’s financial statements taken as a whole.

          On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“FAS 166”), and SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which change the way entities account for securitizations and special-purpose entities.

          FAS 166 is a revision to FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. FAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

          FAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

          Both FAS 166 and FAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of FAS 166 shall be applied to transfers that occur on or after the effective date. The Corporation will adopt both FAS 166 and FAS 167 on January 1, 2010, as required. Management has not determined the impact adoption may have on the Corporation’s consolidated financial statements.

          On June 29, 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“FAS 168”) Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. FAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superceded. The Corporation will adopt FAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the Corporation’s financial statements taken as a whole.

(11) SUBSEQUENT EVENTS

          Subsequent events have been evaluated through July 27, 2009, which is the date the financial statements were issued.

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three and six-month periods ended June 30, 2009 and 2008

          The following discussion provides information about Princeton National Bancorp, Inc.’s (“PNBC” or the “Corporation”) financial condition and results of operations for the three and six-month periods ended June 30, 2009 and 2008. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Corporation’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the effect of the current severe disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the weakening state of the United States economy, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including a discussion of these and additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s 2008 Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 1A. Risk Factors.”

CRITICAL ACCOUNTING POLICIES AND USE OF SIGNIFICANT ESTIMATES

          The Corporation has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Corporation’s financial statements. The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Corporation.

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

          As a result of our acquisition activity, goodwill, an intangible asset with an indefinite life, was reflected on our balance sheet in prior periods. Goodwill is evaluated for impairment annually, unless there are factors present that indicate a potential impairment, in which case, the goodwill impairment test is performed more frequently than annually. Accordingly, as the Corporation’s stock price at March 31, 2009 decreased below book value, a goodwill impairment test was performed and no impairment was deemed necessary (see Note 3 – “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements). In the three-month period since the impairment test, the Corporation’s earnings and stock price have improved. Therefore, there were no impairment indicators which warranted a third party study of goodwill impairment during the second quarter. Accordingly, there was no impairment deemed necessary as of June 30, 2009.

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

Level 2 - inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - inputs that are unobservable and significant to the fair value measurement.

          At the end of each quarter, the Corporation assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period. A more detailed description of the fair values measured at each level of the fair value hierarchy can be found in Note 8- “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

          Net income for the second quarter of 2009 was $1,898,000, or basic and diluted earnings per common share of $0.48, as compared to net income of $2,020,000 in the second quarter of 2008, or basic and diluted earnings per common share of $0.61. This represents a decrease of $122,000 (or 6.0%), and $0.13 per basic and diluted common share. The lower net income figure is attributable to an increase in the provision for loan losses and insurance assessments by the FDIC, despite a 16% improvement in net interest income, discussed below. However, the second quarter 2009 results improved 64.2% when compared to the first quarter 2009 results of $1,156,000, or basic and diluted earnings per common share of $0.28. Net income for the first six months of 2009 was $3,055,000 or basic and diluted earnings per common share of $0.75, compared to net income of $4,111,000, or basic earnings per common share of $1.25 (diluted earnings per common share of $1.24) for the first six months of 2008. This represents a decrease of $1,056,000, (25.7%) or $0.50 per basic common share and $0.49 per diluted common share. The lower net income figure is primarily attributed to an increase in the provision for loan losses of $1.8 million and an increase in the amount of federal insurance assessments of $1.4 million. The annualized return on average assets and return on average equity were 0.61% and 7.77%, respectively, for the second quarter of 2009, compared with 0.75% and 11.71% for the second quarter of 2008. For the six-month periods, the annualized return on average assets and return on average equity were 0.51% and 6.51%, respectively for 2009, compared with 0.76% and 11.98%, respectively for 2008.

          Net interest income before the provision for loan losses was $8,629,000 for the second quarter of 2009, compared to $7,817,000 for the second quarter of 2008 (an increase of $812,000 or 10.4%). This improvement is a result of an increase in average interest-earning assets of $128.1 million over the past twelve months. For the three months ended June 30, 2009, average interest-earning assets were $1,090.1 million compared to $962.0 million for the three months ended June 30, 2008. The resulting net yield on interest-earning assets (on a fully taxable equivalent basis) decreased to 3.43% in the second quarter of 2009 compared to 3.49% in the second quarter of 2008. Further, the net interest income figure of $8,629,000 for the second quarter of 2009 represents an increase of $550,000 (or 6.8%) over the first quarter of 2009. Net interest income before any provision for loan losses was $17,024,000 for the first six months of 2009, an increase of $1.8 million, or 11.5%, from the $15,271,000 reported for the first six months of 2008. This is attributable to an increase in average interest-earning assets of $107.6 million for the first six months of 2009 as compared to the first six months of 2008, along with the resulting net yield on interest-earning assets (on a fully taxable equivalent basis) increasing to 3.48% in the first half of 2009 from 3.44% in the first half of 2008.

          The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. For the second quarter of 2009, PNBC had net charge-offs of $1,169,000, compared to net charge-offs of $189,000 for the second quarter of 2008. For the six-month comparable periods, PNBC had net charge-offs of $1,540,000 in 2009 and net charge-offs of $670,000 in 2008. PNBC recorded a loan loss provision of $1,465,000 in the second quarter of 2009 and $2,635,000 in the first half of 2009 compared to a provision of $450,000 in the second quarter of 2008 and $818,000 in the first half of 2008. The ratio of non-performing loans to total loans at June 30, 2009 is 2.88% compared to 1.95% at June 30, 2008, but has decreased from 4.30% reported on March 31, 2009. The Corporation has no sub-prime loans in the portfolio, nor is there any sub-prime exposure in the investment portfolio.

          Non-interest income totaled $3,731,000 for the second quarter of 2009, compared to $2,751,000 in the second quarter of 2008, an increase of $980,000 (or 35.6%). Annualized non-interest income as a percentage of average total assets increased to 1.20% for the second quarter of 2009 from 1.02% for the same period in 2008. The increase was the result of gains on sales of available-for-sale securities of $574,000 and an increase in mortgage banking income of $477,000 (due to refinancing activity). Year-to-date in 2009, non-interest income totaled $6,319,000 compared to $5,904,000 for the first half of 2008, an increase of $415,000 (or 7.0%). The primary reason for the positive change is the additional gains on sales of available-for-sale securities of $485,000, along with an increase in mortgage banking income of $240,000 (or 37.7%) period over period. This increase in mortgage banking income is after the recording of an impairment of mortgage servicing rights recorded during the first quarter of 2009 of $556,000. These increases more than offset decreases in the categories of service charges and trust fees. Annualized non-interest income as a percentage of average total assets decreased from 1.10% for the first six months of 2008, to 1.05% for the same period in 2009.

          Total non-interest expense for the second quarter of 2009 was $8,715,000, an increase of $1,206,000 (or 16.1%) from $7,509,000 in the second quarter of 2008. The largest increase was in federal insurance assessments, specifically FDIC premiums, which went up $742,000, or 883.3%. Additionally, the category of other real estate expenses increased by $328,000 (or 360.4%) over the past year. Annualized non-interest expense as a percentage of total average assets increased to 2.81% for the second quarter of 2009, compared to 2.77% for the same period in 2008. Year-to-date non-interest expense for the first half of 2009 was $17,475,000, an increase of $2,406,000 (or 16.0%) from the $15,069,000 for the first half of 2008. Again, the majority of the increase is in the categories of federal insurance assessments which rose $1,355,000 (or 806.5%), and other real estate expenses which increased $387,000 (or 317.2%). Annualized non-interest expense as a percentage of total average assets also increased to 2.90% for the first six months of 2009, compared to 2.80% for the same period in 2008.

INCOME TAXES

          Income tax expense totaled $282,000 for the second quarter of 2009, as compared to $589,000 for the second quarter of 2008. The effective tax rate was 12.9% for the three month period ended June 30, 2009 and 22.6% for the three month period ended June 30, 2008. Income tax expense totaled $178,000 for the first six months of 2009, as compared to $1,177,000 for the first six months of 2008. The effective tax rate was 5.5% for the six month period ended June 30, 2009 and 22.3% for the six month period ended June 30, 2008. The lower income tax expense is due to a lower pre-tax income coupled with the effect of tax-exempt investment interest income. For more information on the Corporation’s income taxes see Note 8 – “Income Taxes” in the Notes to Consolidated Financial Statements.

FDIC

          On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 50 basis points and, due to extraordinary circumstances, extended the period of the Restoration Plan to seven years. The Corporation’s assessment, according to the new formula is now 14 basis points. Previously, the quarterly assessment rate was 7 basis points. Accordingly, the new assessment rates increased the Corporation’s quarterly federal insurance expense by approximately $200,000.

          On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution will not exceed 10 basis points times the institution’s assessment base for the second quarter 2009. The special assessment will be collected on September 30, 2009. This assessment equates to a one-time cost of $600,000 and is reflected in the Corporation’s income statement for the six months ended June 30, 2009. An additional special assessment of up to 5 basis points later in 2009 is probable, which would also be approximately $600,000.

ANALYSIS OF FINANCIAL CONDITION

          Total assets at June 30, 2009 increased to $1,258,054,000 from $1,163,130,000 at December 31, 2008 (an increase of $94.9 million or 8.2%). Total loan balances decreased by $25.1 million during the six month period to $765.8 million due to a general slow-down in the economy, seasonal pay downs in the agricultural portfolio, and the refinancing of adjustable-rate residential real estate loans into fixed rate products which are sold in the secondary market. Investment balances totaled $332,700,000 at June 30, 2009, compared to $251,115,000 at December 31, 2008 (an increase of $81.6 million or 32.5%), as excess liquidity is invested due to declining loan demand. Total deposits increased to $1,055,657,000 at June 30, 2009 from $962,132,000 at December 31, 2008 (an increase of $93.5 million or 9.7%). Comparing categories of deposits at June 30, 2009 to December 31, 2008, time deposits increased $46.4 million (or 8.5%), interest-bearing demand deposits increased $42.7 million (or 17.3%), savings deposits increased $6.1 million (or 9.9%), and demand deposits decreased $1.6 million (or 1.5%). Borrowings, consisting of customer repurchase agreements, federal funds purchased, notes payable, treasury, tax, and loan (“TT&L”) deposits, and Federal Home Loan Bank advances, decreased from $118,016,000 at December 31, 2008 to $94,633,000 at June 30, 2009 (a decrease of $23.4 million or 19.8%). The majority of this decrease was due to the repayment of the note payable (balance of $16.05 million at December 31, 2008) with proceeds from the sale of preferred stock under the Capital Purchase Program.

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

ASSET QUALITY

          For the six months ended June 30, 2009, the subsidiary bank charged off $1,640,000 of loans and had recoveries of $100,000, compared to charge-offs of $769,000 and recoveries of $99,000 during the six months ended June 30, 2008. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At June 30, 2009, the allowance was $6,160,000, 28.0% of non-performing loans and 0.80% of total loans, compared with $5,064,000, 15.3% of non-performing loans and 0.64% of total loans at December 31, 2008. The increase in the allowance for loan losses as a percentage of total loans is based on the increase in impaired loans in the portfolio (discussed below).

          Non-performing loans decreased to $22,021,000 or 2.88% of net loans at June 30, 2009, as compared to $33,038,000 or 4.18% of net loans at December 31, 2008 (see the Other Real Estate Owned section below). At June 30, 2009 non-accrual loans were $21,527,000 compared to $30,383,000 at December 31, 2008. Impaired loans totaled $6,530,000 at June 30, 2009 compared to $3,540,000 at December 31, 2008. The total amount of loans ninety days or more past due and still accruing interest at June 30, 2009 was $494,000 compared to $2,655,000 at December 31, 2008. There was a specific loan loss reserve of $1,530,000 established for impaired loans as of June 30, 2009 compared to a specific loan loss reserve of $818,000 at December 31, 2008. PNBC’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of June 30, 2009.

OTHER REAL ESTATE OWNED

          At June 30, 2009, the Corporation had other real estate owned of $15,250,000, an increase of $12.8 million (or 513.2%) since December 31, 2008. Of this increase, $11.0 million represents one commercial loan that was previously listed as a non-performing loan. This loan was originally a participation with a “up-stream” correspondent bank. Based on collateral values, the Corporation made the decision to purchase their interest and continue with foreclosure. The Corporation expects the ultimate resolution of this property to have a positive outcome.

CAPITAL RESOURCES

          Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At June 30, 2009, total risk-based capital of PNBC was 11.46%, compared to 8.30% at December 31, 2008. The Tier 1 capital ratio increased from 6.22% at December 31, 2008, to 7.72% at June 30, 2009. Total stockholders’ equity to total assets at June 30, 2009 increased to 7.80% from 6.23% at December 31, 2008. The increase in these ratios is due to the equity investment received from the U.S. Treasury in the form of Preferred Stock as part of the Capital Purchase Program discussed above.

LIQUIDITY

          Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by financing and operating activities, offset by those used in investing activities, resulted in a net increase in cash and cash equivalents of $28,409,000 from December 31, 2008 to June 30, 2009. This increase was primarily the result of the proceeds received from the issuance of preferred stock, an increase in deposits and a decrease in loans, offset by net purchases of investments and the pay off of the Corporation’s note payable. For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

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

          The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At June 30, 2009, commitments to extend credit and standby letters of credit were approximately $142,438,000 and $4,552,000 respectively.

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

	Six Months Ended, June 30, 2009			Six Months Ended, June 30, 2008
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets

Interest-bearing deposits	$47,171	$51	0.22%	$1,672	$21	2.47%
Taxable investment securities	161,551	3,723	4.65%	154,210	3,297	4.30%
Tax-exempt investment securities	114,108	3,673	6.49%	77,863	3,091	7.98%
Federal funds sold	192	0	0.00%	2,152	29	2.68%
Net loans	741,320	22,615	6.15%	720,843	24,188	6.75%

Total interest-earning assets	1,064,342	30,062	5.70%	956,740	30,626	6.44%

Average non-interest earning assets	151,214			124,640

Total average assets	$1,215,556			$1,081,380

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$261,839	1,569	1.21%	$252,805	2,428	1.93%
Savings deposits	65,198	25	0.08%	62,152	38	0.12%
Time deposits	579,251	8,656	3.01%	488,364	10,013	4.12%
Interest-bearing demand notes issued to the U.S. Treasury	1,034	0	0.00%	995	10	2.06%
Federal funds purchased	512	1	0.39%	8,009	110	2.77%
Customer repurchase agreements	32,563	176	1.09%	36,427	402	2.22%
Advances from Federal Home Loan Bank	32,494	484	3.00%	11,046	214	3.89%
Trust preferred securities	25,000	710	5.73%	25,000	710	5.71%
Note payable	4,789	96	4.04%	14,550	343	4.74%

Total interest-bearing liabilities	1,002,679	11,717	2.36%	899,348	14,268	3.19%

Net yield on average interest-earning assets		$18,345	3.48%		$16,358	3.44%

Average non-interest-bearing liabilities	118,286			113,031

Average stockholders’ equity	94,591			69,001

Total average liabilities and stockholders’ equity	$1,215,556			$1,081,380

The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Six Months Ended June 30,
	2009	2008
Net interest income as stated	$17,024	$15,271
Tax equivalent adjustment-investments	1,249	1,051
Tax equivalent adjustment-loans	72	36

Tax equivalent net interest income	$18,345	$16,358

Schedule 7. Controls and Procedures

(a)

          Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Senior Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

          Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended June 30, 2009 that could significantly affect those controls.

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