Form 10-Q
period 2009-09-30
PRINCETON NATIONAL BANCORP INC
filed 2009-10-30
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐
Accelerated filer	☐
Non-accelerated filer	☒
Smaller reporting company	☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of October 15, 2009, the registrant had outstanding 3,303,563 shares of its $5 par value common stock.

Page 1 of 40 pages

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

Part II: OTHER INFORMATION

Item 1A. Risk Factors

          The current volatility in economic conditions and the financial markets may adversely affect our industry, business and financial performance. There have been unprecedented disruptions in financial markets in the past twelve months, including volatility in asset values and constraints on the availability of credit. In response to these developments, the U.S. government has taken, and may take further, steps designed to stabilize markets generally and strengthen financial institutions in particular. The impact, if any, these financial market events or these governmental actions might have on the Company and its business is still uncertain and cannot be estimated at this time. Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 discusses some of the principal risks inherent in the Company’s business, including interest rate risks, liquidity risks, credit risks, operational risks, risks from economic or market conditions and general business risks among others. The current upheaval in financial markets has accentuated each of these risks and magnified their potential effect on the Company.

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

PRINCETON NATIONAL BANCORP, INC.

By	/s/ Tony J. Sorcic	By	/s/ Todd D. Fanning
	Tony J. Sorcic		Todd D. Fanning
	President & Chief Executive Officer		Executive VP & Chief Financial Officer
	October 30, 2009		October 30, 2009

Schedule 1

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS
Cash and due from banks	$15,332	$20,163
Interest-bearing deposits with financial institutions	49,690	98

Total cash and cash equivalents	65,022	20,261

Loans held for sale, at lower of cost or market	5,484	2,155

Investment securities:
Available-for-sale, at fair value	320,978	236,883
Held-to-maturity, at amortized cost (fair value of $15,564 and $14,461)	14,984	14,232

Total investment securities	335,962	251,115

Loans:
Loans, net of unearned interest	772,208	790,837
Allowance for loan losses	(7,759)	(5,064)

Net loans	764,449	785,773

Premises and equipment, net of accumulated depreciation	28,563	29,297
Land held for sale, at lower of cost or market	2,354	2,354
Federal Reserve and Federal Home Loan Bank stock	4,230	4,211
Bank-owned life insurance	22,308	21,588
Accrued interest receivable	9,543	9,693
Other real estate owned	16,182	2,487
Goodwill	24,521	24,521
Intangible assets, net of accumulated amortization	3,560	4,207
Other assets	4,881	5,468

TOTAL ASSETS	$1,287,059	$1,163,130

LIABILITIES
Deposits:
Demand	$110,116	$110,559
Interest-bearing demand	337,780	246,714
Savings	65,424	61,089
Time	551,493	543,770

Total deposits	1,064,813	962,132

Borrowings:
Customer repurchase agreements	50,025	35,532
Federal funds purchased	0	6,500
Interest-bearing demand notes issued to the U.S. Treasury	790	2,441
Advances from the Federal Home Loan Bank	32,498	32,493
Trust preferred securities	25,000	25,000
Note payable	0	16,050

Total borrowings	108,313	118,016

Other liabilities	10,921	10,511

TOTAL LIABILITIES	1,184,047	1,090,659

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 100,000 shares authorized; 25,083 shares issued and outstanding at September 30, 2009	24,951	—
Common stock: $5 par value, 7,000,000 shares authorized; 4,478,295 shares issued	22,391	22,391
Common stock warrants	150
Additional paid-in capital	18,417	18,420
Retained earnings	55,575	54,329
Accumulated other comprehensive income, net of taxes	5,505	1,402
Less: Cost of 1,174,732 and 1,180,254 treasury common shares at September 30, 2009 and December 31, 2008, respectively	(23,977)	(24,071)

TOTAL STOCKHOLDERS’ EQUITY	103,012	72,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,287,059	$1,163,130

See accompanying notes to unaudited consolidated financial statements

Schedule 2

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except share data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$10,951	$11,977	$33,494	$36,129
Interest on investment securities:
Taxable	2,010	1,766	5,732	5,063
Non-taxable	1,438	1,006	3,862	3,047
Interest on federal funds sold	0	37	0	66
Interest on interest-bearing time deposits in other banks	25	26	76	46

Total interest income	14,424	14,812	43,164	44,351

Interest expense:
Interest on deposits	4,829	5,771	15,079	18,250
Interest on borrowings	712	869	2,178	2,658

Total interest expense	5,541	6,640	17,257	20,908

Net interest income	8,883	8,172	25,907	23,443
Provision for loan losses	2,410	550	5,045	1,368

Net interest income after provision for loan losses	6,473	7,622	20,862	22,075

Non-interest income:
Trust & farm management fees	296	309	1,004	1,120
Service charges on deposit accounts	1,050	1,174	3,004	3,376
Other service charges	495	563	1,448	1,587
Gain on sales of securities available-for-sale	38	54	799	331
Brokerage fee income	192	249	639	676
Mortgage banking income, net	449	243	1,325	879
Bank-owned life insurance income	235	227	708	648
Other operating income	17	32	165	138

Total non-interest income	2,772	2,851	9,092	8,755

Non-interest expense:
Salaries and employee benefits	4,821	4,459	13,514	13,082
Occupancy	640	619	1,952	1,908
Equipment expense	768	698	2,304	2,168
Federal insurance assessments	566	99	2,089	267
Intangible assets amortization	204	178	620	535
Data processing	319	272	974	852
Advertising	169	195	577	524
Other real estate expenses, net	312	29	821	151
Other operating expense	1,202	1,079	3,626	3,209

Total non-interest expense	9,001	7,628	26,477	22,696

Income before income taxes	244	2,845	3,477	8,134
Income tax expense	(516)	658	(338)	1,836

Net income	760	2,187	3,815	6,298

Preferred stock dividends	313	—	868	—
Accretion of preferred stock discount	7	—	18	—

Net income available to common stockholders	$440	$2,187	$2,929	$6,298

Per share information:
BASIC net income per common share available to common stockholders	0.13	0.66	0.89	1.91
DILUTED net income per common share available to common stockholders	0.13	0.66	0.89	1.90

Basic weighted average shares outstanding	3,302,172	3,295,200	3,300,148	3,298,408
Diluted weighted average shares outstanding	3,302,812	3,305,195	3,300,688	3,309,560

See accompanying notes to unaudited consolidated financial statements

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands except per share data)

For the Nine Months Ended September 30, 2009	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax effect	Treasury Stock	Total

Balance, January 1, 2009	$—	$22,391	$—	$18,420	$54,329	$1,402	($24,071)	$72,471

Net income					3,815			3,815
Issuance of 25,083 shares of preferred stock and 155,025 common stock warrants, net of expenses	24,933		150	(63)				25,020
Dividends on preferred stock					(703)			(703)
Accretion on preferred stock discount	18				(18)			—
Sale of 5,522 shares of treasury common stock				(11)			94	83
Dividends on common stock ($.56 per share)					(1,848)			(1,848)
Stock option compensation expense				71				71
Other comprehensive income, net of $2,595 tax effect						4,103		4,103

Balance, September 30, 2009	$24,951	$22,391	$150	$18,417	$55,575	$5,505	($23,977)	$103,012

For the Nine Months Ended September 30, 2008

Balance, January 1, 2008	$—	$22,391	$—	$18,275	$51,279	$344	($23,682)	$68,607

Net income					6,298			6,298
Purchase of 20,000 shares of treasury common stock							(554)	(554)
Sale of 3,722 shares of treasury common stock				33			64	97
Exercise of stock options and re-issuance of treasury common stock (4,500 shares)				20			77	97
Dividends on common stock ($.84 per share)					(2,773)			(2,773)
Stock option compensation expense				63				63
Adjustment to apply EITF 06-4					(579)			(579)
Other comprehensive loss, net of $1,249 tax effect						(1,975)		(1,975)

Balance, September 30, 2008	$—	$22,391	$—	$18,391	$54,225	($1,631)	($24,095)	$69,281

See accompanying notes to unaudited consolidated financial statements

Schedule 4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30
	2009	2008
Operating activities:
Net income	$3,815	$6,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,644	1,664
Provision for loan losses	5,045	1,368
Amortization of intangible assets and other purchase accounting adjustments, net	622	535
Amortization (accretion) of premiums and discounts on investment securities, net	1,029	5
Gain on sales of securities available-for-sale, net	(799)	(331)
Impairment of mortgage servicing rights	556	0
Compensation expense for vested stock options	71	63
Gain on sales of other real estate owned, net	52	2
Loans originated for sale	(113,871)	(69,867)
Proceeds from sales of loans originated for sale	110,542	68,141
Decrease in accrued interest payable	(515)	(673)
Decrease in accrued interest receivable	150	623
(Increase) decrease in other assets	(736)	142
Decrease in other liabilities	(1,670)	(1,168)

Net cash provided by operating activities	5,935	6,802

Investing activities:
Proceeds from sales of investment securities available-for-sale	44,564	16,170
Proceeds from maturities of investment securities available-for-sale	52,043	45,326
Purchase of investment securities available-for-sale	(174,181)	(77,409)
Proceeds from maturities of investment securities held-to-maturity	1,300	1,615
Purchase of investment securities held-to-maturity	(2,105)	(1,769)
Proceeds from sales of other real estate owned	398	798
Net decrease (increase) in loans	2,193	(41,367)
Purchases of premises and equipment	(910)	(1,153)

Net cash used in investing activities	(76,698)	(57,789)

Financing activities:
Net increase in deposits	102,681	46,039
Net decrease in borrowings	(9,709)	(1,334)
Dividends on common stock	(1,848)	(2,773)
Dividends on preferred stock	(703)	—
Purchases of treasury common stock	—	(554)
Sales of treasury common stock	83	97
Exercise of stock options and issuance of treasury stock	—	97
Proceeds from issuance of preferred stock and common stock warrants, net of expenses	25,020	—

Net cash provided by financing activities	115,524	41,572

Increase (decrease) in cash and cash equivalents	44,761	(9,415)
Cash and cash equivalents at beginning of period	20,261	27,604

Cash and cash equivalents at September 30	$65,022	$18,189

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,648	$21,581
Income taxes	$2,040	$2,368

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$14,145	$1,297

See accompanying notes to unaudited consolidated financial statements

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the three-month and nine-month periods ended September 30, 2009 and 2008, and all such adjustments are of a normal recurring nature. The 2008 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

(1) CAPITAL PURCHASE PROGRAM

          On January 23, 2009, the Corporation received $25,083,000 of equity capital by issuing to the United States Department of Treasury 25,083 shares of the Corporation’s 5.00% Series B Fixed Rate Cumulative Perpetual Preferred Stock, no par value, with a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 155,025 shares of the Corporation’s common stock, par value $0.01 per share, at an exercise price of $24.27 per share. The proceeds received were allocated to the preferred stock and common stock warrants based on their relative fair values. The resulting discount on the preferred stock is amortized against retained earnings and is reflected in the Corporation’s consolidated statement of income as “Preferred shares dividends”, resulting in additional dilution to the Corporation’s earnings per common share. The warrants are immediately exercisable, in whole or in part, over a term of 10 years. The warrants were included in the Corporation’s diluted average common shares outstanding (subject to anti-dilution). Both the preferred securities and warrants were accounted for as additions to the Corporation’s regulatory Tier 1 and total capital.

          The Series B Preferred stock is not mandatorily redeemable and will pay cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. Any redemption requires Federal Reserve approval. The Series B Perpetual Preferred stock ranks senior to the Corporation’s existing authorized Series A Junior Participating Preferred stock.

          A company that participates must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in the Emergency Economic Stabilization Act of 2008 (EESA) to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution; and (d) accepting restrictions on the payment of dividends and the repurchase of common stock.

(2) EARNINGS PER SHARE CALCULATION

          The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income available to common stockholders	$440	$2,187	$2,929	$6,298

Denominator:
Basic earnings per share-weighted average common shares	3,302,172	3,295,200	3,300,148	3,298,408

Effect of dilutive securities-stock options	640	9,995	540	11,152

Diluted earnings per share-adjusted weighted average common shares	3,302,812	3,305,195	3,300,688	3,309,560

Net income per share available to common stockholders:

Basic	$0.13	$0.66	$0.89	$1.91
Diluted	$0.13	$0.66	$0.89	$1.90

          The following shares were not considered in computing diluted earnings per share for the three-month and nine-month periods ended September 30, 2009 and 2008 because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options to purchase shares of common stock	448,061	279,816	456,627	279,816

Average dilutive potential common shares associated with common stock warrants	155,025	—	155,025	—

(3) GOODWILL AND INTANGIBLE ASSETS

          The balance of goodwill, net of accumulated amortization, totaled $24,521,000 at September 30, 2009 and December 31, 2008. The balance of intangible assets, net of accumulated amortization, totaled $3,560,000 and $4,207,000 at September 30, 2009 and December 31, 2008, respectively.

          The Corporation had a goodwill impairment study performed as of March 31, 2009 and December 31, 2008. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. In the six-month period since the last impairment test, the Corporation has reported net income and the stock price has improved. Therefore, there were no impairment indicators which warranted a third party study of goodwill impairment during the third quarter. Accordingly, there was no impairment deemed necessary as of September 30, 2009.

          The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of September 30, 2009 and December 31, 2008:

(in thousands)
	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$9,004	$(5,504)	$9,004	$(4,869)
Other intangible assets	234	(174)	234	(162)
Total	$9,238	$(5,678)	$9,238	$(5,031)

          Amortization expense of all intangible assets totaled $622,000 for the nine months ended September 30, 2009 and $535,000 for the nine months ended September 30, 2008, respectively. The amortization expense of these intangible assets will be approximately $204,000 for the remaining quarter of 2009.

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

(in thousands)

Balance, January 1, 2009	$2,936
Servicing rights capitalized	961
Amortization of servicing rights	(520)
Impairment of servicing rights	(556)
Balance, September 30, 2009	$2,821

          Activity in the valuation allowance for mortgage servicing rights was as follows:

(in thousands)

Balance, January 1, 2009	$—
Additions	556
Reductions	—
Direct write-downs	—
Balance, September 30, 2009	$556

          The Corporation services loans for others with unpaid principal balances at September 30, 2009 and December 31, 2008 of approximately $351,894,000, and $304,551,000, respectively.

          The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of September 30, 2009. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional mortgage servicing rights, changes in mortgage interest rates, estimated prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the three months ended December 31, 2009	$79
For the year ended December 31, 2010	311
For the year ended December 31, 2011	291
For the year ended December 31, 2012	273
For the year ended December 31, 2013	257
For the year ended December 31, 2014	241
Thereafter	1,369

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

          Other comprehensive loss components and the related tax benefit for the nine months ended September 30, 2009 and 2008 were as follows:

(in thousands)

	2009	2008

Net unrealized gains (losses) on securities available-for-sale	$7,497	$(2,905)
Less: Reclassification adjustment for realized gains included in income	799	331
	6,698	(3,236)

Amortization of transition obligation of post retirement health care	0	12

Other comprehensive income (loss), before tax effect	6,698	(3,224)

Less: Tax expense (benefit)	2,595	(1,249)

Other comprehensive income (loss)	$4,103	$(1,975)

          The components of accumulated other comprehensive income (loss), included in stockholders’ equity at September 30, 2009 and 2008 are as follows:

(in thousands)

	2009	2008

Net unrealized gains (losses) on securities available-for-sale	$9,517	$(2,110)
Net unrealized benefit obligations	(531)	(552)
	8,986	(2,662)

Less: Tax expense (benefit)	3,481	(1,031)

Net –of-tax amount	$5,505	$(1,631)

(6) FEDERAL HOME LOAN BANK STOCK

          The Corporation has Federal Home Loan Bank stock totaling $2,373,000 at September 30, 2009 and December 31, 2008. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances, however, the order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board and requires their approval for dividends. With regard to dividends, the Federal Home Loan Bank will continue to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first nine months of 2009 or during 2008. Management performed an analysis and deemed the investment in Federal Home Loan Bank stock was not other than temporarily impaired as of September 30, 2009 or December 31, 2008.

(7) INVESTMENT SECURITIES

          The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of available-for-sale and held-to-maturity securities by major security type at September 30, 2009 and December 31, 2008 were as follows:

(in thousands)

September 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
United States government agencies	$108,685	$2,740	$(33)	$111,392
State and municipal	117,367	5,310	(165)	122,512
Collateralized mortgage obligations	85,409	1,692	(27)	87,074

Total	311,461	9,742	(225)	320,978
Held-to-maturity:
State and municipal	14,984	592	(12)	15,564

Total	$326,445	$10,334	$(237)	$336,542

December 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
United States government agencies	$89,883	$2,344	$(29)	$92,198
State and municipal	89,776	1,336	(1,384)	89,728
Collateralized mortgage obligations	54,405	579	(27)	54,957

Total	234,064	4,259	(1,440)	236,883

Held-to-maturity:
State and municipal	14,232	294	(65)	14,461
Total	$248,296	$4,553	$(1,505)	$251,344

          Maturities of investment securities classified as available-for-sale and held-to-maturity were as follows at September 30, 2009:

(in thousands)

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,377	$1,386
Due after one year through five years	8,430	8,743
Due after five years through ten years	67,410	70,239
Due after ten years	76,209	78,787
	153,426	159,155

Mortgage-backed securities	72,626	74,749
Collateralized mortgage obligations	85,409	87,074
	$311,461	$320,978

Held-to-maturity:
Due in one year or less	$3,603	$3,619
Due after one year through five years	7,224	7,599
Due after five years through ten years	3,680	3,866
Due after ten years	477	480
	$14,984	$15,564

          Proceeds from sales of investment securities available-for-sale during the first nine months of 2009 were $44,564 and $16,170 during the first nine months of 2008. Proceeds from sales of investment securities available-for-sale during the year ended December 31, 2008 were $38,499. Gross gains of $1,113 and gross losses of $314 were realized on those sales in the first nine months of 2009, and gross gains of $357 and gross losses of $26 were realized on those sales in the first nine months of 2008. For the year ended December 31, 2008 there were gross gains of $431 and gross losses of $26 realized on those sales. There were no sales of investment securities classified as held-to-maturity during the nine months ended September 30, 2009 or September 30, 2008, or for the year ended December 31, 2008.

           Securities with unrealized losses at September 30, 2009 and December 31, 2008 not recognized in income are as follows:

(in thousands)

September 30, 2009	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

United States Government Agencies	$5,549	$(33)	$-0-	$-0-	$5,549	$(33)
State and Municipal	12,830	(177)	-0-	-0-	12,830	(177)
Collateralized mortgage obligations	5,081	(27)	-0-	-0-	5,081	(27)

Total temporarily impaired	$23,460	$(237)	$-0-	$-0-	$23,460	$(237)

December 31, 2008	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

United States Government Agencies	$1,569	$(19)	$461	$(10)	$2,030	$(29)
State and Municipal	17,913	(679)	22,082	(770)	39,995	(1,449)
Collateralized mortgage obligations	3,310	(12)	3,308	(15)	6,618	(27)

Total temporarily impaired	$22,792	$(710)	$25,851	$(795)	$48,643	$(1,505)

          There are 68 securities in an unrealized loss position in the investment portfolio at September 30, 2009, all due to interest rate changes and not credit events. These unrealized losses are considered temporary and, therefore, have not been recognized into income, because the issuers are of high credit quality and management has the ability and intent to hold for the foreseeable future. The fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates.

          The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $316,231 at September 30, 2009 and $234,525 at December 31, 2008.

(8) FAIR VALUE OF ASSETS AND LIABILITIES

          Effective January 1, 2008, the Corporation adopted Financial Accounting Standards Board Accounting Standards Codification 820 (ASC 820), “Fair Value Measurements”. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the period.

          ASC 820 defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

          In accordance with ASC 820, the Corporation groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

          The following table presents the Corporation’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which the fair value measurements fall as of September 30, 2009 and December 31, 2008 (in thousands):

September 30, 2009

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$320,978	$0	$320,978	$0

December 31, 2008

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$236,883	$0	$236,883	$0

          Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Impaired Loans

          Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of ASC 310, Accounting by Creditors for Impairment of a Loan. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

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

Other Real Estate Owned

          Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at September 30, 2009 amounted to $14.2 million.

          The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008 (in thousands):

September 30, 2009

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$3,650	0	0	$3,650
Mortgage servicing rights	2,821	0	0	2,821
Other real estate owned	14,057	0	0	14,057

December 31, 2008

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,494	0	0	$2,494

          ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires all entities to disclose the estimated fair value of their financial instrument assets and liabilities. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in ASC 825. Many of the Corporation’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Corporation’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities except for loans held-for-sale and available-for-sale securities. Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Corporation for the purposes of this disclosure.

          Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at September 30, 2009 and December 31, 2008, were as follows:

(in thousands)
	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:

Cash and due from banks	$15,332	$15,332	$20,163	$20,163
Interest-bearing deposits in financial institutions	49,690	49,690	98	98
Investment securities	335,962	336,542	251,115	251,344
Loans, net, including loans held for sale	769,933	774,853	787,928	793,411
Accrued interest receivable	9,543	9,543	9,693	9,693
Total Financial Assets	$1,180,460	$1,185,960	$1,068,997	$1,074,709
Financial Liabilities:

Non-interest bearing demand deposits	$110,116	$110,116	$110,559	$110,559
Interest-bearing deposits	954,697	962,150	851,573	862,165
Borrowings	108,313	122,863	118,016	127,816
Accrued interest payable	3,957	3,957	4,472	4,472
Total Financial Liabilities	$1,177,083	$1,199,086	$1,084,620	$1,105,012

Unrecognized financial instruments (net of contract amount)

Commitments to originate loans	$-0-	$-0-	$-0-	$-0-
Lines of credit	-0-	-0-	-0-	-0-

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

          The Corporation’s remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Corporation’s core deposit base is required by ASC 825.

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

(9) INCOME TAXES

          A reconciliation of income tax expense at 34 percent of pre-tax income to the Corporation’s actual tax expense (benefit) for the three and nine-month periods ended September 30 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Computed “expected” tax expense (benefit)	$83	$967	$1,182	$2,766

Increase (decrease) in income taxes resulting from:
Tax-exempt income	(483)	(323)	(1,297)	(975)
State income taxes, net of federal tax benefit	(24)	179	133	530
Bank-owned life insurance income	(80)	(76)	(245)	(220)
Other, net	(12)	(89)	(111)	(265)
	$(516)	$658	$(338)	$1,836

(10) IMPACT OF NEW ACCOUNTING STANDARDS

          In December 2007, the FASB issued ASC 805, “Business Combinations”, which changed multiple aspects of the accounting for business combinations. Under the guidance in ASC 805, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be re-measured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of ASC 805 did not have a material impact on the Corporation’s financial position or results of operations.

          In December 2007, the FASB issued ASC 810, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” The Statement requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation. ASC 810 became effective for fiscal years beginning after December 15, 2008. The application of ASC 810 did not have a material impact on the Corporation’s consolidated financial statements.

          In March 2008, the FASB issued ASC 815, “Disclosures About Derivative Instruments and Hedging Activities”. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 is effective for fiscal years beginning after November 15, 2008. The implementation of ASC 815 did not have a material impact on its consolidated financial statements.

          In January 2009, the FASB issued ASC 325, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20”. ASC 325 amends the impairment guidance previously issued in order to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. This ASC amended previous guidance to more closely align the OTTI guidance therein to the guidance in ASC 320. Retrospective application to a prior interim or annual period is prohibited. The implementation of ASC 325 did not have a material impact on its consolidated financial statements.

          In April 2009, the FASB issued an accounting standard which amended other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not that the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. This accounting standard does not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities. This accounting standard also extends disclosure requirements related to debt and equity securities to interim reporting periods. The Corporation adopted this accounting standard on April 1, 2009. The adoption of this standard had no impact on retained earnings and is not expected to have a material impact on the Corporation’s statements of income and condition. See Note 7 for the disclosures required under this accounting standard, which was subsequently codified into ASC 320, “Investments – Debt and Equity Securities”.

          In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Corporation on January 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On January 1,2008, the Corporation adopted this accounting standard related to fair value measurements for the Corporation’s financial assets and financial liabilities. The Corporation deferred adoption of this accounting standard related to fair value measurements for the Corporation’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of this accounting standard related to fair value measurements for the Corporation’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Corporation’s statements of income and condition. This accounting standard was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures.”

          In April 2009, the FASB issued an accounting standard which provided guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and in identifying transactions that are not orderly. In such instances, the accounting standard provides that management may determine that further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with GAAP. The Corporation adopted this accounting standard on April 1, 2009. The provisions in this accounting standard were applied prospectively and did not result in significant changes to the Corporation’s valuation techniques. Furthermore, the adoption of this accounting standard, which was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures,” is not expected to have a material impact on the Corporation’s statements of income and condition.

          In April 2009, the FASB issued an accounting standard related to disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The Corporation adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended June 30, 2009. As this accounting standard amended only the disclosure requirements about the fair value of financial instruments in interim periods, the adoption had no impact on the Corporation’s statements of income and condition. See Note 8 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 825, “Financial Instruments.”

          On June 30, 2009, the Corporation adopted the revisions to U S GAAP accounting standards included in ASC Topic 855, Subsequent Events, which provides guidance for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the revised guidance did not have any effect on the results of operations or financial position.

          In June 2009, the FASB issued an accounting standard which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard is effective for financial asset transfers occurring after December 31, 2009. Management has not determined the impact adoption of this accounting standard may have on the Corporation’s consolidated financial statements.

          In June 2009, the FASB issued an accounting standard which will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. This accounting standard is effective for the Corporation on January 1, 2010. The adoption of this accounting standard will have no impact on the Corporation’s statements of income and condition.

          In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), “Topic 105 – Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. The Codification is the single source of authoritative nongovernmental U S generally accepted accounting principles (GAAP). The Codification docs not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Corporation adopted this standard for the interim reporting period ending September 30, 2009. The adoption of this statement did not have a material impact on the Corporation’s operating results or financial position.

(11) SUBSEQUENT EVENTS

          Subsequent events have been evaluated through October 30, 2009, which is the date the financial statements were issued.

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three and nine-month periods ended September 30, 2009 and 2008

          The following discussion provides information about Princeton National Bancorp, Inc.’s (“PNBC” or the “Corporation”) financial condition and results of operations for the three and nine-month periods ended September 30, 2009 and 2008. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Corporation’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the effect of the current severe disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the weakening state of the United States economy, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including a discussion of these and additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s 2008 Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 1A. Risk Factors.”

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

          As a result of our acquisition activity, goodwill, an intangible asset with an indefinite life, was reflected on our balance sheet in prior periods. Goodwill is evaluated for impairment annually, unless there are factors present that indicate a potential impairment, in which case, the goodwill impairment test is performed more frequently than annually. Accordingly, as the Corporation’s stock price at March 31, 2009 decreased below book value, a goodwill impairment test was performed and no impairment was deemed necessary (see Note 3 – “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements). In the six-month period since the impairment test, the Corporation has recorded net earnings and the stock price has improved. Therefore, there were no impairment indicators which warranted a third party study of goodwill impairment during the second and third quarters. Accordingly, there was no impairment deemed necessary as of September 30, 2009.

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

          ASC 820, “Fair Value Measurements”, establishes a framework for measuring the fair value of financial instrument that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

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

RESULTS OF OPERATIONS

          Net income for the third quarter of 2009 was $760,000, as compared to $2,187,000 in the third quarter of 2008. Net income available to common stockholders for the third quarter of 2009 was $440,000, or basic and diluted earnings per common share of $0.13, as compared to net income available to common stockholders of $2,187,000 in the third quarter of 2008, or basic and diluted earnings per common share of $0.66. This represents a decrease of $1,747,000 (or 79.9%), and $0.53 per basic and diluted common share. The lower net income figure is attributable to an increase in the provision for loan losses (as discussed below) and insurance assessments by the FDIC, despite an 8.7% improvement in net interest income, discussed in the paragraph below. Net income for the first nine months of 2009 was $3,815,000 or basic and diluted earnings per common share of $0.89, compared to net income of $6,298,000, or basic earnings per common share of $1.91 (diluted earnings per common share of $1.90) for the first nine months of 2008. This represents a decrease of $2,483,000, (39.4%) or $1.02 per basic common share and $1.01 per diluted common share. The lower net income figure is attributed to an increase in the amount of the provision for loan losses of $3.7 million and an increase in the amount of federal insurance deposit assessments of $1.8 million. The annualized return on average assets and return on average equity were 0.24% and 3.02%, respectively, for the third quarter of 2009, compared with 0.78% and 12.54% for the third quarter of 2008. For the nine-month periods, the annualized return on average assets and return on average equity were 0.41% and 5.29%, respectively for 2009, compared with 0.77% and 12.17%, respectively for 2008.

          Net interest income before the provision for loan losses was $8,883,000 for the third quarter of 2009, compared to $8,172,000 for the third quarter of 2008 (an increase of $711,000 or 8.7%). This improvement is a result of an increase in average interest-earning assets of $137.6 million in the third quarter of 2009 over the third quarter of 2008. For the three months ended September 30, 2009, average interest-earning assets were $1,126.4 million compared to $988.9 million for the three months ended September 30, 2008. The resulting net yield on interest-earning assets (on a fully taxable equivalent basis) decreased to 3.40% in the third quarter of 2009 compared to 3.50% in the third quarter of 2008. Further, the net interest income figure of $8,883,000 for the third quarter of 2009 represents an increase of $254,000 (or 3.0%) over the second quarter of 2009. Net interest income before any provision for loan losses was $25,907,000 for the first nine months of 2009, an increase of $2.5 million, or 10.5%, from the $23,443,000 reported for the first nine months of 2008. This is attributable to an increase in average interest-earning assets of $117.7 million for the first nine months of 2009 as compared to the first nine months of 2008. The resulting net yield on interest-earning assets (on a fully taxable equivalent basis) decreased to 3.45% in the first three quarters of 2009 from 3.46% in the first three quarters of 2008.

          The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. For the third quarter of 2009, PNBC had net charge-offs of $810,000, compared to net charge-offs of $103,000 for the third quarter of 2008. For the nine-month comparable periods, PNBC had net charge-offs of $2,350,000 in 2009 and net charge-offs of $774,000 in 2008. PNBC recorded a loan loss provision of $2,410,000 in the third quarter of 2009 and $5,045,000 in the first nine months of 2009 compared to a provision of $550,000 in the third quarter of 2008 and $1,368,000 in the first nine months of 2008. The increase in provision expense is due to the increase in non-performing loans, particularly commercial real estate loans. The ratio of non-performing loans to total loans at September 30, 2009 is 4.99% compared to 2.15% at September 30, 2008. The Corporation has no sub-prime loans in the portfolio, nor is there any sub-prime exposure in the investment portfolio.

          Non-interest income totaled $2,772,000 for the third quarter of 2009, compared to $2,851,000 in the third quarter of 2008, a decrease of $79,000 (or 2.8%). Annualized non-interest income as a percentage of average total assets decreased to 0.86% for the third quarter of 2009 from 1.02% for the same period in 2008. The lower figure was the result of a decrease in service charges on deposit income of $124,000 (or 10.6%) in the comparable quarter. Year-to-date in 2009, non-interest income totaled $9,092,000 compared to $8,755,000 for the first three quarters of 2008, an increase of $337,000 (or 3.8%). The improvement is due to additional gains on sales of available-for-sale securities of $468,000, along with an increase in mortgage banking income of $446,000 (or 50.7%) period over period. This increase in mortgage banking income is due to refinance activity and is after the recording of an impairment of mortgage servicing rights during the first quarter of 2009 of $556,000. These increases more than offset declines in the categories of service charges on deposits (-11.0%), due mainly to an 11% drop in the number of overdrafts in 2009, and trust fees (-10.4%), which have declined due to a lower market value of the assets under management. Annualized non-interest income as a percentage of average total assets decreased from 1.07% for the first nine months of 2008, to 0.98% for the same period in 2009.

          Total non-interest expense for the third quarter of 2009 was $9,001,000, an increase of $1,373,000 (or 18.0%) from $7,628,000 in the third quarter of 2008. The largest increase was in federal insurance deposit assessments, specifically FDIC premiums, which went up $467,000, or 471.7%. Additionally, salaries and employee benefits increased $362,000 (or 8.1%) in the comparable quarters and the category of other real estate expenses increased by $283,000 (or 975.9%) over the past year. Annualized non-interest expense as a percentage of total average assets increased to 2.80% for the third quarter of 2009, compared to 2.72% for the same period in 2008. Year-to-date non-interest expense for the first three quarters of 2009 was $26,477,000, an increase of $3,781,000 (or 16.7%) from the $22,696,000 for the first three quarters of 2008. Again, the majority of the increase is in the categories of federal insurance assessments which rose $1,822,000 (or 682.4%), and other real estate expenses which increased $670,000 (or 443.7%). Annualized non-interest expense as a percentage of total average assets also increased to 2.86% for the first nine months of 2009, compared to 2.77% for the same period in 2008.

INCOME TAXES

          The income tax benefit totaled $516,000 for the third quarter of 2009, as compared to a tax expense of $658,000 for the third quarter of 2008. The effective tax rate was (211.5%) for the three month period ended September 30, 2009 and 23.1% for the three month period ended September 30, 2008. The income tax benefit totaled $338,000 for the first nine months of 2009, as compared to a tax expense of $1,836,000 for the first nine months of 2008. The effective tax rate was (9.7%) for the nine month period ended September 30, 2009 and 22.5% for the nine month period ended September 30, 2008. The lower income tax expense is due to a lower pre-tax income coupled with the effect of tax-exempt investment interest income. For more information on the Corporation’s income taxes see Note 9 – “Income Taxes” in the Notes to Consolidated Financial Statements.

FDIC

          On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 50 basis points and, due to extraordinary circumstances, extended the period of the Restoration Plan to seven years. The Corporation’s assessment, according to the new formula is now 17 basis points. Previously, the quarterly assessment rate was 7 basis points. Accordingly, the new assessment rates increased the Corporation’s quarterly federal insurance expense by approximately $266,000.

          On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which was paid on September 30, 2009. This assessment equated to a one-time cost of $588,000 and is reflected in the Corporation’s income statement for the nine months ended September 30, 2009.

          On September 29, 2009 the Board of Directors of the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC estimates that the total prepaid assessments collected would be approximately $45 billion. The FDIC Board also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years.

          Under GAAP accounting rules, unlike special assessments, prepaid assessments would not immediately affect bank earnings. Each institution would record the entire amount of its assessment related to future periods as a prepaid expense (an asset) as of December 30, 2009, the date the payment would be made. The Corporation estimates the amount of the prepaid assessment to be approximately $6 million.

          As of December 31, 2009, and each quarter thereafter, each institution would record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted.

          Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as they currently do. They would record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter.

ANALYSIS OF FINANCIAL CONDITION

          Total assets at September 30, 2009 increased to $1,287,059,000 from $1,163,130,000 at December 31, 2008 (an increase of $123.9 million or 10.7%). Total loan balances decreased by $18.6 million during the nine month period to $772.2 million due to a general slow-down in the economy and the refinancing of adjustable-rate residential real estate loans into fixed rate products which are sold in the secondary market. Investment balances totaled $335,962,000 at September 30, 2009, compared to $251,115,000 at December 31, 2008 (an increase of $84.8 million or 33.8%), as excess liquidity is invested due to declining loan demand. Total deposits increased to $1,064,813,000 at September 30, 2009 from $962,132,000 at December 31, 2008 (an increase of $102.7 million or 10.7%). Comparing categories of deposits at September 30, 2009 to December 31, 2008, interest-bearing demand deposits increased $91.1 million (or 36.9%) as customers have chosen to stay liquid during the low interest-rate environment. Additionally, time deposits increased $7.7 million (or 1.4%) and savings deposits increased $4.3 million (or 7.1%), while demand deposits decreased $443,000 (or 0.4%). Borrowings, consisting of customer repurchase agreements, federal funds purchased, notes payable, treasury, tax, and loan (“TT&L”) deposits, and Federal Home Loan Bank advances, decreased from $118,016,000 at December 31, 2008 to $108,313,000 at September 30, 2009 (a decrease of $9.7 million or 8.2%). The majority of this decrease was due to the repayment of the note payable (balance of $16.05 million at December 31, 2008) with proceeds from the sale of preferred stock under the Capital Purchase Program.

CAPITAL PURCHASE PROGRAM

          On January 23, 2009, the Corporation received $25,083,000 of equity capital by issuing to the United States Department of Treasury 25,083 shares of the Corporation’s 5.00% Series B Fixed Rate Cumulative Perpetual Preferred Stock, no par value, with a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 155,025 shares of the Corporation’s common stock, par value $0.01 per share, at an exercise price of $24.27 per share. The proceeds received were allocated to the preferred stock and common stock warrants based on their relative fair values. The resulting discount on the preferred stock is amortized against retained earnings and is reflected in the Corporation’s consolidated statement of income as “Preferred shares dividends”, resulting in additional dilution to the Corporation’s earnings per common share. The warrants are immediately exercisable, in whole or in part, over a term of 10 years. The warrants were included in the Corporation’s diluted average common shares outstanding (subject to anti-dilution). Both the preferred securities and warrants were accounted for as additions to the Corporation’s regulatory Tier 1 and total capital.

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

ASSET QUALITY

          For the nine months ended September 30, 2009, the subsidiary bank charged off $2,507,000 of loans and had recoveries of $157,000, compared to charge-offs of $915,000 and recoveries of $141,000 during the nine months ended September 30, 2008. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At September 30, 2009, the allowance was $7,759,000, 20.1% of non-performing loans and 1.00% of total loans, compared with $5,064,000, 15.3% of non-performing loans and 0.64% of total loans at December 31, 2008. The increase in the allowance for loan losses as a percentage of total loans is based on the increase in impaired loans in the portfolio (discussed below).

          Non-performing loans increased to $38,513,000 or 4.99% of net loans at September 30, 2009, as compared to $33,038,000 or 4.18% of net loans at December 31, 2008 (see the Other Real Estate Owned section below). Non-performing loans consist of those loans in non-accrual status (meaning interest accruals have stopped because full collection of principal is in doubt) and loans that are ninety days or more past due but are still accruing interest. At September 30, 2009 non-accrual loans were $38,143,000 compared to $30,383,000 at December 31, 2008. The total amount of loans ninety days or more past due and still accruing interest at September 30, 2009 was $370,000 compared to $2,655,000 at December 31, 2008.

          Impaired loans are those loans in which it is deemed probable that the bank will be unable to collect all amounts due, including both principal and interest. The loan is valued by discounting the expected future cash flows from the loan to their present value using the loan’s effective interest rate and comparing that amount with the carrying value of the loan. At September 30, 2009 impaired loans totaled $6,420,000, compared to $3,540,000 at December 31, 2008. There was a specific loan loss reserve of $1,359,000 established for impaired loans as of September 30, 2009 compared to a specific loan loss reserve of $818,000 at December 31, 2008. PNBC’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of September 30, 2009.

OTHER REAL ESTATE OWNED

          At September 30, 2009, the Corporation had other real estate owned of $16,182,000, an increase of $13.7 million (or 550.7%) since December 31, 2008. Of this increase, $11.0 million represents one commercial loan that was previously listed as a non-performing loan. This loan was originally a participation loan with an “up-stream” correspondent bank. Based on collateral values, the Corporation made the decision to purchase their interest and continue with foreclosure. The Corporation expects the ultimate resolution of this property to have a positive outcome.

CAPITAL RESOURCES

          Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At September 30, 2009, total risk-based capital of PNBC was 11.51%, compared to 8.30% at December 31, 2008. The Tier 1 capital ratio increased from 6.22% at December 31, 2008, to 7.54% at September 30, 2009. Total stockholders’ equity to total assets at September 30, 2009 increased to 8.00% from 6.23% at December 31, 2008. The increase in these ratios is due to the equity investment received from the U.S. Treasury in the form of Preferred Stock as part of the Capital Purchase Program discussed above.

LIQUIDITY

          Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by financing and operating activities, offset by those used in investing activities, resulted in a net increase in cash and cash equivalents of $44,761,000 from December 31, 2008 to September 30, 2009. This increase was primarily the result of an increase in deposits along with the proceeds received from the issuance of preferred stock, offset by net purchases of investments and the pay off of the Corporation’s note payable. For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

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

          The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At September 30, 2009, commitments to extend credit and standby letters of credit were approximately $138,412,000 and $4,166,000 respectively.

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

	Nine Months Ended, September 30, 2009			Nine Months Ended, September 30, 2008
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets

Interest-bearing deposits	$45,982	$76	0.22%	$2,872	$46	2.14%
Taxable investment securities	173,583	5,732	4.41%	142,115	5,063	4.76%
Tax-exempt investment securities	120,498	5,852	6.49%	93,179	4,616	6.62%
Federal funds sold	176	0	0.00%	4,222	66	2.09%
Net loans	745,030	33,602	6.03%	725,138	36,182	6.66%

Total interest-earning assets	1,085,269	45,262	5.58%	967,526	45,973	6.35%

Average non-interest earning assets	151,002			125,445

Total average assets	$1,236,271			$1,092,971

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$279,587	2,590	1.24%	$255,116	3,523	1.84%
Savings deposits	65,638	38	0.08%	62,229	52	0.11%
Time deposits	578,414	12,451	2.88%	495,282	14,675	3.96%
Interest-bearing demand notes issued to the U.S. Treasury	942	0	0.00%	937	14	1.99%
Federal funds purchased	339	1	0.39%	6,075	124	2.72%
Customer repurchase agreements	35,299	294	1.11%	36,196	543	2.00%
Advances from Federal Home Loan Bank	32,495	722	2.97%	15,530	406	3.49%
Trust preferred securities	25,000	1,065	5.70%	25,000	1,065	5.69%
Note payable	3,175	96	4.04%	15,043	506	4.50%

Total interest-bearing liabilities	1,020,888	17,257	2.26%	911,408	20,908	3.06%

Net yield on average interest-earning assets		$28,005	3.45%		$25,065	3.46%

Average non-interest-bearing liabilities	117,250			112,431

Average stockholders’ equity	98,133			69,132

Total average liabilities and stockholders’ equity	$1,236,271			$1,092,971

          The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Nine Months Ended September 30,
	2009	2008
Net interest income as stated	$25,907	$23,443
Tax equivalent adjustment-investments	1,990	1,569
Tax equivalent adjustment-loans	108	53

Tax equivalent net interest income	$28,005	$25,065

Schedule 7. Controls and Procedures

(a)

          Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Tony J. Sorcic, President and Chief Executive Officer, and Todd D. Fanning, Executive Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sorcic and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

          Internal controls. There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended September 30, 2009 that could significantly affect those controls.

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