Form 10-K
period 2009-12-31
PRINCETON NATIONAL BANCORP INC
filed 2010-03-29
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).

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

          At March 22, 2010, 3,306,369 shares of Common Stock, $5.00 Par Value, were outstanding, and the aggregate market value of the common stock (based upon the closing representative bid price of the common stock on June 30, 2009 of $14.60, the last business day of the Registrant’s most recently completed second quarter, as reported by NASDAQ) held by nonaffiliates was approximately $48,272,987.

Determination of stock ownership by nonaffiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Portions of the following documents are incorporated by reference:

          2010 Notice and Proxy Statement for the Annual Meeting of Stockholders April 27, 2010 (the “Proxy Statement”) - Part III and portions of the Corporation’s 2009 Annual Report (the “Annual Report”) - Part II

Page 1 of 80 pages

PART I

Item 1. Business

          Princeton National Bancorp, Inc. (“PNBC”, the “Corporation”, or the “Company”) is a single-bank holding company which operates in one business segment conducting a full-service banking and trust business through its subsidiary bank, Citizens First National Bank (“Citizens Bank”, “the Bank”, or the “subsidiary bank”). PNBC was incorporated as a Delaware corporation in 1981 in contemplation of the acquisition of all of the outstanding common stock of Citizens Bank and other future acquisitions. At December 31, 2009, the Corporation had consolidated total assets of $1,260,730,000 and stockholders’ equity of $74,660,000.

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

          Corporate policy, strategy and goals are established by the Board of Directors of PNBC. Pursuant to PNBC’s holding company philosophy, operational and administrative policies for the Bank are also established at the holding company level. Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which its offices are located. In 2009, the majority of the directors of PNBC also served as the directors of Citizens Bank, which further assists PNBC to directly implement its policies at Citizens Bank.

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

          PNBC will also consider establishing branch facilities as a means of expanding its presence into new market areas. PNBC opened new branch facilities in the Peru/LaSalle/Oglesby area in 1994, in Minooka in 1994, Hampshire in 1995, Henry in 1999, Huntley in 2001, Plano in 2005 and Aurora in 2006. Several of these locations are located in rapidly growing communities that will provide significant loan and deposit growth opportunities, as well as increased revenue potential.

Citizens First National Bank

          Citizens Bank was organized in 1865 as a national banking association under the National Bank Act. Currently in its one hundred and forty-fifth year, Citizens Bank has twenty-one offices in seventeen different communities in north central Illinois: Aurora, DePue, Genoa, Hampshire, Henry, Huntley, Millbrook, Minooka, Newark, Oglesby, Peru, Plainfield, Plano, Princeton, Sandwich, Somonauk, and Spring Valley.

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

Commercial, Real Estate, and Agricultural Lending

          Citizens Bank’s commercial loan department provides secured and to a much lesser extent unsecured loans, including real estate loans, to companies and individuals for business purposes and to governmental units within the Bank’s market area. As of December 31, 2009, Citizens Bank had commercial loans of $244 million (30.6% of the Bank’s total loan portfolio) and commercial real estate loans of $198.9 million (24.9% of the Bank’s total loan portfolio). Citizens Bank does not have a concentration of commercial loans in any single industry or business, except for loans to the agricultural industry as more fully disclosed below.

          Agricultural and agricultural real estate loans are primarily related to ventures within 30 miles of branch locations. As of December 31, 2009, Citizens Bank had agricultural loans of $76.9 million and agricultural real estate loans of $61.0 million, which represent approximately 9.6% and 7.6%, respectively, of the Bank’s total loan portfolio.

          Agricultural loans, many of which are secured by crops, machinery, and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The agricultural loan department, which has the equivalent of five lending officers, works closely with all agricultural customers (including companies and individual farmers) and assists in the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely by the bank during the year. In addition, Citizens Bank works closely with governmental agencies, including the Farm Service Agency, to assist agricultural customers in obtaining credit enhancement products, such as loan guaranties.

          In accordance with its loan policy, Citizens Bank maintains a diversified loan portfolio. Citizens Bank had syndicated loans with other lending institutions totaling $39 million at December 31, 2009 (4.9% of the Bank’s total loan portfolio). Citizens Bank does buy and sell loan participations with other community banks. In connection with its credit relationships, Citizens Bank encourages commercial and agricultural borrowers to maintain deposit accounts at the Bank.

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

          Citizens Bank is active in consumer and mortgage lending with approximately $123.4 million in home mortgage loans (15.4% of the Bank’s total loan portfolio) and $69.7 million in consumer installment loans (8.7% of the Bank’s total loan portfolio) as of December 31, 2009. To better serve its retail customers, Citizens Bank is active in the secondary residential mortgage market. As a matter of policy, Citizens Bank does not hold, in portfolio, long term, fixed rate, single-family home mortgage loans, however, the servicing of such loans is maintained. As of December 31, 2009, Citizens Bank had $363.9 million of loans that have been sold, but servicing has been maintained. Management believes customers receive a higher level of quality service with this arrangement. Citizens Bank does not originate sub-prime loans.

          Citizens Bank maintains twenty-five automated teller machines. The Bank is a member of ACCEL/Exchange and NYCE as well as other major nationwide networks such as, CIRRUS and PLUS. To enhance customer service and convenience, Citizens Bank offers ATM & Debit Cards, which can be used anywhere VISA is accepted, and is viewed as a tremendous benefit to our customers. Citizens Bank also offers an entire host of Internet Banking services including Online Banking, Mobile Banking and Bill Pay as an additional and convenient alternative delivery mechanism for its product and service line.

           Citizens Bank continues to maintain an intensive sales training program, which includes team coaching, setting goals, measuring results, and reward recognition. In 2009, Citizens Bank continued to focus on making quality product referrals and sales.

Citizens Financial Advisors (“CFA”)

          Fiduciary and Investment Services departments both faced significant growth challenges due to the general nervousness of investing in the markets during 2009. Although the Dow Jones Industrial Average increased 18.8%, from 8776 to 10428 during the December 31, 2008 to December 31, 2009 time frame, Fiduciary Services grew only 7.2% in Assets Under Management (“AUM”). This outcome is due to the fact that many of our self-directed investor accounts, concerned with the perception of free falling equity markets, transferred their holdings, in many cases against our recommendations, into the bond markets. As the equity markets rebounded throughout the year, many of these accounts did not share in that growth.

          In addition, Fiduciary Services suffered from the adverse effect of the distribution of nearly $16 million in AUM to beneficiaries, a 8.5% decline, due to the passing of trust clients. Next to the markets’ collapse, this personal and business negative outcome has been the most significant unfortunate effect to the portfolio in the department’s history. This single factor also caused the overall AUM to decline year-over-year by 6.8% to finish the year at $171,429,000. Considering Fiduciary Services earns the majority of its income from fees assessed against AUM, the annual income goal was not attained.

          On the other hand, Investment Services had an outstanding year in AUM growth. The assets grew from a low of $81.7 million at the end of February to an all time department high of $113.9 million by year end. This fact, however, since Investment Services earns its income from commissions generated on new invested dollars and not fees charged against AUM, masks a shift during the year by our clients to the purchase of fixed rate assets that earn lower commissions.

          Due to these factors, Fiduciary and Investment Services results were 14.2% below budgeted income for the year 2009. Numerous specific new business development plans have been implemented for 2010 to grow both the AUM of Fiduciary Services and the product sales of Investment Services. These tactics are designed to take advantage of the continued business environment improvements expected in the near and long-term future of the economy.

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

          PNBC is a legal entity separate and distinct from the Bank. The major source of PNBC’s revenue is dividends received from the Bank. The right of PNBC to participate as a stockholder in any distribution of assets of the Bank upon its liquidation or reorganization or otherwise is subject to the prior claims of creditors of the Bank. The Bank is subject to claims by creditors for long-term and short-term debt obligations, including obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. The Bank is subject to regulation and examinations by the Office of the Comptroller of the Currency (the “OCC”).

          The Bank may declare dividends out of undivided profits, except that until the surplus fund of the Bank is equal to its common capital, no dividend can be declared until one-tenth of the Bank’s net income for the applicable period has been carried to the surplus fund. The Bank, however, cannot declare or pay a dividend, if after making the dividend, the Bank would be undercapitalized. In addition, prior approval of the OCC is required if dividends declared by the Bank in any calendar year will exceed its net income for that year combined with its retained net income for the preceding two years. Under national banking regulations and capital guidelines, as of December 31, 2009, the Bank was authorized to distribute $0 as dividends without prior approval from the OCC, based on net income for 2009 and retained net income for 2007 and 2008. As of January 1, 2010, retained net income for the prior two years was $0 and during 2010 the Bank will need prior approval from the OCC to pay dividends. Future payments of dividends by the Bank will be dependent on individual regulatory capital requirements and levels of profitability. The ability of the Bank to pay dividends may be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy.

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

          The various federal bank regulators, including the FRB and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. For bank holding companies, Tier 1 or “core” capital consists of common shareholders’ equity, perpetual preferred stock (subject to certain limitations) and minority interests in the equity accounts of consolidated subsidiaries, and is reduced by goodwill and certain other intangible assets (“Tier 1 Capital”). Tier 2 capital consists of (subject to certain conditions and limitations) the allowance for possible credit losses, perpetual preferred stock, “hybrid capital instruments,” perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-

term preferred stock (“Tier 2 Capital”). Total capital is the sum of Tier 1 Capital and Tier 2 Capital (the latter being limited to 100% of Tier 1 Capital). Components of Tier 1 and Tier 2 Capital for national banks are similar, but not identical, to those for holding companies.

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

          At December 31, 2009, PNBC had a total capital to risk-weighted assets ratio of 11.50%, a Tier 1 capital to risk-based assets ratio of 10.25%, and a leverage ratio of 7.48%. PNBC is classified as adequately capitalized for the first ratio and well-capitalized for the last two ratios. At December 31, 2009, the Bank had a total capital to risk-weighted assets ratio of 11.25%, a Tier 1 capital to risk-weighted assets ratio of 10.00%, and a leverage ratio of 7.30%. The Bank is classified as well-capitalized for all three ratios.

          The Bank’s deposits are insured by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (the “FDIC”). As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the Deposit Insurance Fund pursuant to a risk-based assessment system. Deposit accounts are generally insured up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increase is effective on a temporary basis until December 31, 2013.

          Under the FDIC’s risk-based assessment regulations there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 are placed in Risk Category I while other institutions are placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments are collected for a quarter at the end of the next quarter. Assessments are based on deposit balances at the end of the quarter, except institutions with $1 billion or more in assets and institutions that become insured on or after January 1, 2007 will have their assessment base determined using average daily balances of insured deposits.

          Due to a decrease in the reserve ratio of the Deposit Insurance Fund, on October 7, 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (the FDIC has extended this time to eight years). On December 16, 2008, the FDIC adopted and issued a final rule increasing the rates banks pay for deposit insurance uniformly by 7 basis points (annualized) effective January 1, 2009. Under the final rule, risk-based rates for the first quarter 2009 varied between 12 and 50 basis points depending on an institution’s risk category. On February 27, 2009, the FDIC adopted a final rule amending the way that the assessment system differentiates for risk and setting new assessment rates beginning with the second quarter of 2009. As of April 1, 2009, for the highest rated institutions, those in Risk Category I, the initial base assessment rate was between 12 and 16 basis points and for the lowest rated institutions, those in Risk Category IV, the initial base assessment rate was 45 basis points. The final rule modified the means to determine a Risk Category I institution’s initial base assessment rate. It also provided for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for institutions in risk categories other than Risk Category I, an increase for brokered deposits above a threshold amount. After applying these adjustments, for the highest rated institutions, those in Risk Category I, the total base assessment rate is between 7 and 24 basis points and for the lowest rated institutions, those in Risk Category IV, the total base assessment rate is between 40 and 77.5 basis points.

          On May 22, 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment was collected on September 30, 2009, and the Bank paid an additional assessment of $588,000.

          On November 12, 2009, the FDIC adopted a final rule that required insured institutions to prepay on December 31, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. For purposes of calculating the prepayment amount, the institution’s third quarter 2009 assessment base was increased quarterly at a five percent annual growth rate through the end of 2012. On September 29, 2009, the FDIC also increased annual assessment rates uniformly by three basis points beginning January 1, 2011. On December 31, 2009, the Bank prepaid estimated assessments of $6.3 million.

          On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before October 31, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Transaction Account Guarantee was to expire on December 31, 2009; however, has been extended to June 30, 2010 for those participating institutions that do not opt out. Participating institutions are assessed a surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage.

          Coverage under the TLGP was available to any eligible institution that did not elect to opt out of the TLGP on or before December 5, 2008. The Bank opted out of the Transaction Account Guarantee portion of the TLGP. PNBC and the Bank did not opt out of the Debt Guarantee program, but did not issue any debt under the Debt Guarantee program.

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

          The restrictions on stock repurchases are in effect until the earlier to occur of January 23, 2012 (the third anniversary of the issuance of the Series B Preferred Shares to the Treasury) or the date on which the Company has redeemed all of the Series B Preferred Shares issued or the date on which the Treasury has transferred all of the Series B Preferred Shares to third parties not affiliated with the Treasury The terms of the Series B Preferred Shares, as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), provide that the Series B Preferred Shares, may be redeemed by PNBC, in whole or in part, upon approval of the Treasury and PNBC’s primary banking regulators.

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

          ARRA was enacted on February 17, 2009. Among other things, ARRA sets forth additional limits on executive compensation at all financial institutions receiving federal funds under any program, including the TARP CPP, both retroactively and prospectively. The executive compensation restrictions in ARRA include, among others: limits on compensation incentives, prohibitions on “Golden Parachute Payments” to certain employees, the establishment by publicly registered TARP CPP recipients of a board compensation committee comprised entirely of independent directors for the purpose of reviewing employee compensation plans, and the requirement of a non-binding vote on executive pay packages at each annual shareholder meeting until the government funds are repaid.

          On October 22, 2009, the Federal Reserve issued proposed guidance for structuring incentive compensation arrangements at all financial institutions. The guidance does not set forth any formulas or pay caps, but sets forth certain principles which companies would be required to follow with respect to employees and groups of employees that may expose the institution to material amounts of risk.

          On March 15, 2010 the Bank entered into a written agreement (the “Agreement”) with the OCC. The Agreement sets forth the Bank’s commitments to: (i) review and take action as necessary regarding its allowance for loan and lease losses; (ii) improve the Bank’s asset quality through the development of workout plans for criticized assets and the assessment of credit risk; and (iii) revise the Bank’s credit risk rating management information system. The Bank has taken steps to address the issues raised in the Agreement and intends to fully comply with the requirements set forth in the Agreement.

Employees

          PNBC presently has no employees. However, certain of the employees and executive officers of Citizens Bank provide their services to PNBC. An annual fee for these services is paid by PNBC to Citizens Bank. This fee is based upon an average of the number of hours worked during the year.

          As of December 31, 2009, Citizens Bank employed 283 full-time and 85 part-time employees. The Bank offers a variety of employee benefits. Citizens Bank employees are not represented by a union or a collective bargaining agreement, and employee relations are considered to be excellent.

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

          In order to implement PNBC’s community banking philosophy and to promote itself as a community oriented organization, the Bank has a formal officer call program. Nearly every officer of the Bank calls on existing or potential customers and is expected to become actively involved in leadership positions in community organizations. As of December 31, 2009, officers and employees of the Bank participated in approximately 515 community organizations, providing over 17,085 hours of community service.

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

          In determining the appropriate level of allowance for loan losses, management considers, among other things, the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful loans, underlying collateral, and other factors that, in management’s best judgment, deserve evaluation. Although management monitors the allowance monthly and considers it adequate to absorb probable losses at December 31, 2009, if any of the assumptions are incorrect, the allowance may not be sufficient to cover future loan losses. Future adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require the Corporation to significantly increase the level of its provision for loan losses resulting in a reduction of earnings.

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

PNBC’s concentration of commercial loans is subject to risks that could adversely affect earnings.

          PNBC’s commercial and commercial real estate loan portfolio total $443.0 million at December 31, 2009, comprising 55.5% of total loans. The primary risks associated with commercial loans are quality of the borrower’s management and the impact of national and local economic factors.

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

Item 4. Reserved

Supplemental Item - Executive Officers

          The following table sets forth information regarding the executive officers:

Name	Age	Position
Thomas D. Ogaard	53	President & Chief Executive Officer
Todd D. Fanning	47	Executive Vice President & COO / CFO
James B. Miller	54	Executive Vice President & Commercial Banking Officer
Jacqualyn L. Karlosky	49	Senior Vice President – Consumer Banking
Patrick Murray	57	Senior Vice President – Citizens Financial Advisors

          Thomas D. Ogaard has been President and Chief Executive Officer of PNBC since February 2, 2010, and was appointed to the Board of Directors of PNBC and Citizens Bank on September 25, 2009. He joined Citizens Bank on August 31, 2009.

          Todd D. Fanning joined Citizens Bank in 1990 as Assistant Vice President & Controller and has been the Chief Financial Officer of PNBC since 1997. He was appointed to the Board of Directors of PNBC and Citizens Bank on February 2, 2010. Mr. Fanning currently is the Executive Vice-President & Chief Operating Officer/Chief Financial Officer of Citizens Bank.

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

PART II

Item 5.      Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securties

          (a) Since May 15, 1992, PNBC’s Common Stock has been listed on the NASDAQ Stock Market, under the symbol PNBC.

          The table below indicates the high and low sales prices, and the dividends declared per share for PNBC Common Stock during the periods indicated.

	Prices		Cash Dividends Declared

	High	Low

2009
Fourth Quarter	$15.99	$9.70	$.14
Third Quarter	18.94	13.39	.14
Second Quarter	15.75	13.49	.14
First Quarter	23.06	12.30	.28

2008
Fourth Quarter	$26.00	$22.05	$.28
Third Quarter	28.95	24.78	.28
Second Quarter	29.75	26.00	.28
First Quarter	29.73	23.56	.28

          On December 31, 2009, PNBC had 769 registered holders of record of its Common Stock.

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

          PNBC paid regular cash dividends on the Common Stock since it commenced operations in 1982 through 2009. The Company suspended its dividend in the first quarter of 2010. There can be no assurance when dividends will be resumed by PNBC. The timing and amount of dividends will depend upon the earnings, capital requirements, and financial condition of PNBC and the Bank as well as the general economic conditions and other relevant factors affecting PNBC and the Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(c)	The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended December 31, 2009:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of a publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

10/1/09 – 10/31-09	0	$0.00	0	0
11/1-09 – 11/30-09	0	$0.00	0	0
12/1-09 – 12/31/09	0	$0.00	0	0

Total	0	$0.00	0	0

          (1) The Company does not currently have a stock repurchase plan in place.

          The performance graph required by item 201(e) of Regulation S-K is incorporated by reference from Page 50 of the Corporation’s Annual Report.

Item 6. Selected Financial Data

          Information regarding the Corporation’s selected financial data is included on page 48 of the Corporation’s Annual Report, which information is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Information regarding the Corporation’s management’s discussion and analysis of financial condition and results of operations is included on pages 36-46 in the Corporation’s Annual Report, which information is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          The information required by Item 305 of Regulation S-K is contained in the Corporation’s Annual Report on pages 44-46, under the headings “Asset Liability Management” and “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements”, which information is incorporated herein by reference.

Item 8. Consolidated Financial Statements and Supplementary Data

          Information regarding the Corporation’s consolidated financial statements and supplementary data is included on pages 10-35 and page 47 in the Corporation’s Annual Report, which information is incorporated by reference herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

Item 9A(T). Controls and Procedures

(a)

Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Thomas D. Ogaard, President and Chief Executive Officer, and Todd D. Fanning, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Ogaard and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)	The report required by Item 308(T) of Regulation S-K is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          Certain information regarding executive officers of the Corporation is included as a Supplementary Item at the end of Part I of this Form 10-K.

          Information regarding executive officers and directors of the Corporation and the Corporation’s Audit Committee is included in the Corporation’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2010 (the “Proxy Statement”) under the captions “Proposal 1-Election of Directors” and “Board of Directors’ Meetings and Committees”, which information is incorporated by reference herein.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)

Equity compensation plans approved by security holders	523,211	$25.53	103,648
Equity compensation plans not approved by security holders	N/A	N/A	16,430	(1)

Total	523,211	$25.53	120,078

(1) Represents shares issuable under the Company’s Amended and Restated Employee Stock Purchase Plan (the “ESPP”). The ESPP is a broad-based plan which was originally adopted by the Company in October, 1994 and has been amended and restated to increase the number of shares issuable under the ESPP to the current maximum of 100,000 shares. Under the ESPP, eligible employees and directors may purchase PNBC common stock without incurring any brokerage commissions or service charges using lump sum contributions and/or payroll deductions, in the case of employees.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008, and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007.

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

PRINCETON NATIONAL BANCORP, INC.

By:	/s/ Thomas D. Ogaard

Thomas D. Ogaard, President and Chief Executive Officer
Date:	March 25, 2010

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas D. Ogaard	President & Chief Executive Officer & Director
(Principal Executive Officer)
Thomas D. Ogaard

/s/ Todd D. Fanning	Executive Vice-President & Chief Financial Officer & Director
(Principal Accounting and Financial Officer)
Todd D. Fanning

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

3.1

Amended and Restated Certificate of Incorporation of Princeton National Bancorp, Inc. (“PNBC”) (incorporated by reference from Exhibit 4.1 to the PNBC Registration Statement on Form S-3 (Registration No. 333-157451)).

3.2	By-Laws of PNBC (incorporated by reference from Exhibit 3.2 of the 2007 PNBC Annual Report on Form 10-K).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from Registration Statement on Form 8-A filed by PNBC on August 1, 2003 (File No. 000-20050)).

4.2	Certificate of Designations of Series B Preferred Stock (incorporated by reference from Exhibit 3.1 to Form 8-K filed on January 27, 2009).

4.3	Trust Preferred Securities Indenture (incorporated by reference from Exhibit 4.1 from PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

4.4	Warrant to purchase up to 155,025 shares of Common Stock issued January 23, 2009 (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on January 29, 2009).

10.1*	Employment Agreement, dated as of December 15, 2008 between PNBC and James B. Miller (incorporated by reference from the Form 8-K filed by PNBC on December 19, 2008).

10.2*	Employment Agreement, dated as of January 25, 2010, between PNBC and Thomas D. Ogaard (incorporated by reference from the Form 8-K filed by PNBC on January 29, 2010).

10.3*	Citizens First National Bank Profit Sharing Plan, as amended and restated January 1, 1989 (incorporated by reference from Exhibit 10.4 to the S-1 Registration Statement (33-46362)).

10.4*	Citizens First National Bank Defined Contribution Plan and Trust, as amended and restated January 1, 1989 (incorporated by reference from Exhibit 10.5 to the S-1 Registration Statement).

10.5*	Princeton National Bancorp, Inc. Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 6, 1998).

10.6*	Princeton National Bancorp, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.6 of the 2001 PNBC Annual Report on Form 10-K).

10.7*	Princeton National Bancorp, Inc. 2005 Deferred Compensation Plan, as amended (incorporated by reference from Form 8-K filed on December 19, 2008).

10.8*	Princeton National Bancorp, Inc. Management Incentive Compensation Plan (incorporated by reference from Exhibit 10.7 of the 2001 PNBC Annual Report on Form 10-K).

10.9*	Princeton National Bancorp, Inc. 2003 Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 19, 2003).

10.10*	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.9 of the 2004 PNBC Annual Report on Form 10-K).

10.11*	Amendment to Stock Option Agreement (incorporated by reference from Exhibit 10.10 of the 2005 PNBC Annual Report on Form 10-K).

10.12	Trust Preferred Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.13	Trust Preferred Securities Declaration of Trust (incorporated by reference from Exhibit 10.2 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.14	Trust Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 10.3 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.15*	2007 Stock Compensation Plan (incorporated by reference from Schedule 14A filed by PNBC on March 14, 2007).

10.16	Letter Agreement with U.S. Treasury dated January 23, 2009 including Securities Purchase Agreement (incorporated by reference from Form 8-K filed on January 29, 2009).

10.17	Form of Waiver of Senior Executive Officers (incorporated by reference from Exhibit 10.2 to Form 8-K filed on January 29, 2009).

10.18	Form of Omnibus Amendment Agreement (incorporated by reference from Exhibit 10.3 to Form 8-K filed on January 29, 2009).

13	Portions of 2009 Annual Report to Shareholders.

14	Code of Ethics (incorporated by reference from Exhibit 14 of the 2003 PNBC Annual Report on Form 10-K).

21	Subsidiaries of PNBC.

23.1	Consent of BKD, LLP.

31.1	Certification of Thomas D. Ogaard required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).

32.1	Certification of Thomas D. Ogaard required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1	Report of Management on Internal Control over Financial Reporting.

99.2	31 C.F.R. Section 30.15 Certification of Thomas D. Ogaard.

99.3	31 C.F.R. Section 30.15 Certification of Todd D. Fanning.

*   Management contract or compensatory plan.