Form 10-Q
period 2010-03-31
PRINCETON NATIONAL BANCORP INC
filed 2010-04-28
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010

Commission File Number: 0-20050

PRINCETON NATIONAL BANCORP, INC.
(Exact name of Registrant as specified in its charter.)

Delaware	36-3210283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

606 S. Main St. Princeton, Illinois 61356
(Address of principal executive offices) (Zip code)

(815) 875-4444
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐
Accelerated filer	☐
Non-accelerated filer	☐
Smaller reporting company	☑
(Do not check if a smaller reporting company)

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2010
Common, par value $5.00	3,309,710

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

Part II: OTHER INFORMATION

Item 1A. Risk Factors

          Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    (a)  None.

Item 6. Exhibits

10.1	Thomas D. Ogaard Employment Agreement (incorporated by reference from the Form 8-K filed on January 29, 2010).

10.2	Agreement by and between Citizens First National Bank and the Comptroller of the Currency (incorporated by reference from the Form 8-K filed on March 17, 2010).

10.3	Form of Restricted Stock Agreement (filed herewith).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCETON NATIONAL BANCORP, INC.

By	/s/ Thomas D. Ogaard	By	/s/ Todd D. Fanning
	Thomas D. Ogaard		Todd D. Fanning
	President & Chief Executive Officer		Executive. Vice President & Chief Financial Officer
	April 28, 2010		April 28, 2010

Schedule 1

Princeton National Bancorp, Inc.
Consolidated Balance Sheets
(dollars in thousands except per share data)

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS
Cash and due from banks	$12,797	$15,546
Interest-bearing deposits with financial institutions	81,387	55,527
Total cash and cash equivalents	94,184	71,073

Loans held-for-sale, at lower of cost or market	932	3,296

Investment securities:
Available-for-sale, at fair value	250,459	288,474
Held-to-maturity, at amortized cost (fair value of $14,480 and $13,331)	13,947	12,793
Total investment securities	264,406	301,267

Loans:
Loans, net of unearned interest	756,836	798,074
Allowance for loan losses	(14,682)	(12,075)
Net loans	742,154	785,999

Premises and equipment, net of accumulated depreciation	27,888	28,269
Land held for sale, at lower of cost or market	2,354	2,354
Federal Reserve and Federal Home Loan Bank stock	4,230	4,230
Bank-owned life insurance	22,781	22,540
Accrued interest receivable	7,355	9,267
Other real estate owned	20,145	17,658
Intangible assets, net of accumulated amortization	3,143	3,347
Other assets	10,902	11,430

TOTAL ASSETS	$1,200,474	$1,260,730

LIABILITIES
Deposits:
Demand	$121,863	$136,026
Interest-bearing demand	377,453	374,624
Savings	72,984	68,292
Time	459,154	496,597

Total deposits	1,031,454	1,075,539

Borrowings:
Customer repurchase agreements	39,082	47,327
Interest-bearing demand notes issued to the U.S. Treasury	1,514	1,021
Advances from the Federal Home Loan Bank	22,500	31,500
Trust preferred securities	25,000	25,000

Total borrowings	88,096	104,848

Other liabilities	4,989	5,683

TOTAL LIABILITIES	1,124,539	1,186,070

STOCKHOLDERS’ EQUITY
Preferred stock: no par value, 100,000 shares authorized: 25,083 shares issued and outstanding at March 31, 2010 and December 31, 2009	24,958	24,958
Common stock: $5 par value, 7,000,000 shares authorized: 4,478,295 shares issued at March 31, 2010 and December 31, 2009	22,391	22,391
Common stock warrants	150	150
Additional paid-in capital	18,419	18,423
Retained earnings	29,796	29,851
Accumulated other comprehensive income, net of taxes	4,093	2,816
Less: cost of 1,168,585 and 1,171,296 treasury shares at March 31, 2010 and December 31, 2009, respectively	(23,872)	(23,929)

TOTAL STOCKHOLDERS’ EQUITY	75,935	74,660

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,200,474	$1,260,730

See accompanying notes to consolidated financial statements.

Schedule 2

Princeton National Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(dollars in thousands except share data)

	For the three monts ended March 31,
	2010	2009

Interest income:
Interest and fees on loans	$10,585	$11,059
Interest on investment securities:
Taxable	1,491	1,803
Tax-exempt	1,352	1,128
Interest on interest-bearing deposits in other banks	32	16

Total interest income	13,460	14,006

Interest expense:
Interest on deposits	3,372	5,147
Interest on borrowings	605	780

Total interest expense	3,977	5,927

Net interest income	9,483	8,079
Provision for loan losses	3,925	1,170

Net interest income after provision for loan losses	5,558	6,909

Non-interest income:
Trust & farm management fees	264	314
Service charges on deposit accounts	891	976
Other service charges	495	446
Gain on sales of securities available-for-sale	642	187
Brokerage fee income	189	198
Mortgage banking income, net	460	1
Bank-owned life insurance income	229	243
Other operating income	22	430

Total non-interest income	3,192	2,795

Non-interest expense:
Salaries and employee benefits	4,412	4,471
Occupancy	700	709
Equipment expense	767	773
Federal insurance assessments	698	697
Intangible assets amortization	204	208
Data processing	312	316
Advertising	176	197
Other real estate owned expenses, net	735	113
Other operating expense	1,282	1,168

Total non-interest expense	9,286	8,652

Income before income taxes	(536)	1,052
Income tax benefit	(795)	(104)

Net income	259	1,156

Dividends on preferred shares	314	237
Accretion of preferred stock discount	7	4

Net (loss) income available to common stockholders	$(62)	$915

Earnings (loss) per share:
Basic net (loss) income per common share available to common stockholders	$(0.02)	$0.28
Diluted net (loss) income per common share available to common stockholders	$(0.02)	$0.28

Basic weighted average shares outstanding	3,306,762	3,298,064
Diluted weighted average shares outstanding	3,306,762	3,298,725

See accompanying notes to consolidated financial statements.

Schedule 3

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(dollars in thousands except per share data)

For the Three Months Ended March 31, 2010	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net of tax effect	Treasury Stock	Total

Balance, January 1, 2010	$24,958	$22,391	$150	$18,423	$29,851	$2,816	($23,929)	$74,660

Net income					259			259
Dividends on preferred stock					(314)			(314)
Accretion on preferred stock discount	—				—			—
Sale of 1,341 shares of treasury common stock				(12)			23	11
Award of 2,000 shares of restricted common stock				(14)	—		34	20
Stock option compensation expense				22				22
Other comprehensive income, net of $807 tax effect						1,277		1,277

Balance, March 31, 2010	$24,958	$22,391	$150	$18,419	$29,796	$4,093	($23,872)	$75,935

For the Three Months Ended March 31, 2009

Balance, January 1, 2009	$—	$22,391	$—	$18,420	$54,329	$1,402	($24,071)	$72,471

Net income					1,156			1,156
Issuance of 25,083 shares of preferred stock and 155,025 common stock warrants, net of expenses	24,933		150	(63)				25,020
Dividends on preferred stock					(78)			(78)
Accretion on preferred stock discount	5				(5)			—
Sale of 2,098 shares of treasury common stock				(4)			36	32
Dividends on common stock ($.28 per share)					(923)			(923)
Stock option compensation expense				24				24
Other comprehensive income, net of $160 tax effect						253		253

Balance, March 31, 2009	$24,938	$22,391	$150	$18,377	$54,479	$1,655	($24,035)	$97,955

See accompanying notes to unaudited consolidated financial statements

Schedule 4

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31
	2010	2009
Operating activities:
Net income	$259	$1,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	531	564
Provision for loan losses	3,925	1,170
Amortization of intangible assets and other purchase accounting adjustments, net	204	208
Amortization of premiums and discounts on investment securities, net	404	185
Gain on sales of securities available-for-sale, net	(642)	(187)
Impairment of mortgage servicing rights	0	556
Compensation expense for vested stock options	22	24
Loss on sales and writedowns of other real estate owned, net	(14)	0
Loans originated for sale	(15,808)	(30,651)
Proceeds from sales of loans originated for sale	18,172	31,722
(Increase) decrease in accrued interest payable	(599)	153
Decrease in accrued interest receivable	1,912	1,392
Increase in other assets	287	(779)
Decrease in other liabilities	(903)	(1,325)

Net cash provided by operating activities	7,750	4,188

Investing activities:
Proceeds from sales of investment securities available-for-sale	24,418	18,197
Proceeds from maturities of investment securities available-for-sale	17,952	21,263
Purchase of investment securities available-for-sale	(1,949)	(61,554)
Proceeds from maturities of investment securities held-to-maturity	0	1,005
Purchase of investment securities held-to-maturity	(1,240)	(1,915)
Proceeds from sales of other real estate owned	1,044	0
Net decrease in loans	36,406	15,002
Purchases of premises and equipment	(150)	(510)

Net cash provided (used) in investing activities	76,481	(8,512)

Financing activities:
Net (decrease) increase in deposits	(44,085)	48,832
Net decrease in borrowings	(16,752)	(20,952)
Dividends on common stock	0	(923)
Dividends on preferred stock	(314)	(78)
Sales of treasury common stock	31	32
Award of restricted stock	20	0
Proceeds from issuance of preferred stock and common stock warrants, net of expenses	0	25,020

Net cash (used) provided by financing activities	(61,120)	51,931

Increase in cash and cash equivalents	23,111	47,607
Cash and cash equivalents at beginning of period	71,073	20,261

Cash and cash equivalents at March 31	$94,184	$67,868

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,585	$5,774
Income taxes	$150	$4

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$3,194	$683

See accompanying notes to unaudited consolidated financial statements

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2010 and 2009, and all such adjustments are of a normal recurring nature. The 2009 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

          The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the consolidated financial statements and notes included in the Registrant’s 2009 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

NOTE 1 — CAPITAL PURCHASE PROGRAM

          On January 23, 2009, the Corporation received $25,083,000 of equity capital by issuing to the United States Department of Treasury 25,083 shares of the Corporation’s 5.00% Series B Fixed Rate Cumulative Perpetual Preferred Stock, no par value, with a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 155,025 shares of the Corporation’s common stock, par value $5.00 per share, at an exercise price of $24.27 per share. The proceeds received were allocated to the preferred stock and common stock warrants based on their relative fair values. The resulting discount on the preferred stock is amortized against retained earnings and is reflected in the Corporation’s consolidated statement of income as “Preferred shares dividends”, resulting in additional dilution to the Corporation’s earnings per common share. The warrants are immediately exercisable, in whole or in part, over a term of 10 years. The warrants were included in the Corporation’s diluted average common shares outstanding (subject to anti-dilution). Both the preferred securities and warrants were accounted for as additions to the Corporation’s regulatory Tier 1 and total capital.

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

NOTE 2 — EARNINGS PER SHARE CALCULATION

          The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income available to common stockholders	$(62)	$914

Denominator:
Basic earnings per share-weighted average common shares	3,306,762	3,298,064

Effect of dilutive securities-stock options	0	661

Diluted earnings per share-adjusted weighted average common shares	3,306,762	3,298,725

Net income per share available to common stockholders:

Basic	$(0.02)	$0.28
Diluted	$(0.02)	$0.28

          The following shares were not considered in computing diluted earnings per share for the three-month periods ended March 31, 2010 and 2009 because they were anti-dilutive:

	Three Months Ended March 31,
	2010	2009
Stock options to purchase shares of common stock	522,511	448,061

Average dilutive potential common shares associated with common stock warrants	155,025	155,025

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

          The balance of intangible assets, net of accumulated amortization, totaled $3,143,000 and $3,347,000 at March 31, 2010 and December 31, 2009, respectively.

          The Corporation had a goodwill impairment study performed as of December 31, 2009. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. The goodwill was deemed impaired as of December 31, 2009 and written off in its entirety.

          The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of March 31, 2010 and December 31, 2009:

(in thousands)
	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$9,004	$(5,914)	$9,004	$(5,715)
Other intangible assets	234	(181)	234	(176)
Total	$9,238	$(6,095)	$9,238	$(5,891)

          Amortization expense of all intangible assets totaled $204,000 and $208,000 for of the three months ended March 31, 2010 and 2009, respectively. The amortization expense of these intangible assets will be approximately $615,000 for the remaining three quarters of 2010.

NOTE 4 — ORIGINATED MORTGAGE SERVICING RIGHTS

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

(in thousands)

Balance, January 1, 2010	$3,285
Servicing rights capitalized	142
Amortization of servicing rights	(88)
Balance, March 31, 2010	$3,339

          Activity in the valuation allowance for mortgage servicing rights was as follows:

(in thousands)

Balance, January 1, 2010	$185
Additions	—
Reductions	—
Direct write-downs	—
Balance, March 31, 2010	$185

          The Corporation services loans for others with unpaid principal balances at March 31, 2010 and December 31, 2009 of approximately $368,464,000, and $363,862,000, respectively.

          The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of March 31, 2010. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional mortgage servicing rights, changes in mortgage interest rates, estimated prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the nine months ended December 31, 2010	$238
For the year ended December 31, 2011	306
For the year ended December 31, 2012	287
For the year ended December 31, 2013	269
For the year ended December 31, 2014	252
For the year ended December 31, 2015	237
Thereafter	1,608

NOTE 5 — OTHER COMPREHENSIVE INCOME

          Other comprehensive income components and related taxes for the three months ended March 31, 2010 and 2009 were as follows:

(in thousands)

	2010	2009

Net unrealized gains on securities available-for-sale	$2,726	$600
Less: Reclassification adjustment for realized gains included in income	(642)	(187)
	2,084	413

Amortization of transition obligation of post retirement health care	0	0

Other comprehensive income, before tax effect	2,084	413

Less: Tax expense	807	160

Other comprehensive income	$1,277	$253

          The components of accumulated other comprehensive income, included in stockholders’ equity at March 31, 2010 and 2009 are as follows:

	2010	2009
Net unrealized gain on securities available-for-sale	$7,210	$3,232
Net unrealized benefit obligations	(530)	(530)
	6,680	2,702

Less: Tax effect	2,587	1,047

Net –of-tax amount	$4,093	$1,655

NOTE 6 — FEDERAL HOME LOAN BANK STOCK

          The subsidiary bank held Federal Home Loan Bank stock totaling $2,373,000 at March 31, 2010 and December 31, 2009. The Federal Home Loan Bank of Chicago is operating under a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances, however, the order prohibits capital stock repurchases until a time to be determined by the Federal Housing Finance Board and requires their approval for dividends. With regard to dividends, the Federal Home Loan Bank will continue to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first three months of 2010 or during 2009. Management performed an analysis and deemed the cost method investment in Federal Home Loan Bank stock was ultimately recoverable as of March 31, 2010 and December 31, 2009.

NOTE 7 — INVESTMENT SECURITIES

          The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Obligations of U.S. government agencies and sponsored entities	$28,523	$536	$(41)	$29,100
Obligations of states and political subdivisions	110,441	4,252	(168)	114,525
Mortgage-backed securities:
Other mortgage-backed securities, includes CMOs (3)	104,285	2,550	(161)	106,674
Total securities available-for-sale	$243,249	$7,580	$(370)	$250,459
Securities held-to-maturity
Obligations of states and political subdivisions	$13,947	$540	$(7)	$14,480
Total securities	$257,196	$8,121	$(377)	$264,939

(1)	Includes obligations of the Government National Mortgage Association (“GNMA”).

(2)	Includes obligations of the Federal Home Loan Mortgage Corporation (“FHLMC”) and Fannie Mae Mortgage Association (“FNMA”).

(3)	Includes obligations issued or guaranteed by FNMA, FHLMC or GNMA.

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Obligations of U.S. government agencies and government-sponsored entities (“GSEs”) (1)(2)(3)	$95,498	$1,560	$(745)	$96,313
Obligations of states and political subdivisions	116,864	3,580	(366)	120,078
Other mortgage-backed securities, includes CMOs (3)	70,985	1,156	(58)	72,083
Total securities available-for-sale	$283,347	$6,296	$(1,169)	$288,474
Securities held-to-maturity
Obligations of states and political subdivisions	$12,793	$547	$(9)	$13,331
Total securities	$296,140	$6,843	$(1,178)	$301,805

(1)	Includes obligations of the FHLMC and FNMA.

(2)	Includes obligations of the Federal Home Loan Mortgage Corporation (“FHLMC”) and Fannie Mae Mortgage Association (“FNMA”).

(3)	Includes obligations issued or guaranteed by FNMA, FHLMC or GNMA.

          The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	March 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities available-for-sale:
Obligations of U.S. Treasury and obligations of U.S. government agencies and government-sponsored entities (“GSEs”) (1)(2)	$19,635	(210)	—	—	19,635	(210)
Obligations of states and political subdivisions	9,875	(123)	4,333	(52)	14,208	(175)
Collaterlized mortgage obligations	821	(1)	—	—	821	(1)
Total securities available-for-sale	30,331	(334)	4,333	(52)	34,664	(4,817)
Total temporarily impaired securities	$30,331	$(334)	$4,333	$(52)	$34,664	$(4,817)

(1)	Includes obligations of GNMA.

(2)	Includes issues from FNMA and FHLMC.

			December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies and government-sponsored entities (“GSEs”) (1)(2)	$39,012	$(745)	$7	$—	$39,019	$(745)
Obligations of states and political subdivisions	17,114	(255)	5,344	(120)	22,458	(375)
Collateralized mortgage obligations	8,006	(58)	0	0	8,006	(58)
Total temporarily impaired securities	$64,132	$(1,058)	$5,351	$(120)	$69,483	$(1,178)

(1)	Includes obligations of GNMA.

(2)	Includes issues from FNMA and FHLMC.

          The unrealized loss on available-for-sale securities is included in other comprehensive loss on the consolidated balance sheets. Management has concluded that no individual unrealized loss as of March 31, 2010, identified in the preceding table, represents other-than-temporary impairment. The Corporation does not intend to sell nor would it be required to sell the securities shown in the table with unrealized losses before recovering their amortized cost.

          Maturities of investment securities classified as available-for-sale and held to maturity were as follows at March 31, 2010:

	Adjusted Carrying Value	Fair Value
Available-for-sale:
Due in one year or less	$100	$100
Due after one year through five years	11,418	11,957
Due after five years through ten years	63,659	66,182
Due after ten years	78,394	80,042
	153,572	158,281
Mortgage-backed securities	53,744	54,742
Collateral mortgage obligations	35,933	37,436
	$243,249	$250,459

Held-to-maturity:
Due in one year or less	$3,338	$3,389
Due after one year through five years	7,113	7,471
Due after five years through ten years	3,188	3,316
Due after ten years	308	304
	$13,947	$14,480

          Proceeds from sales of investment securities available-for sale was $24,418 for the first three months of 2010 compared to $18,197 for the first three months of 2009. Gross gains were realized of $2,054 in 2010 for those sales. Gross losses were realized of $1,412 for those sales. The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $233,428 at March 31, 2010 and $283,011 at December 31, 2009.

NOTE 8 — FAIR VALUE OF ASSETS AND LIABILITIES

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

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Financial Accounting Standards Board Accounting Standards Codification 820 (ASC 820), “Fair Value Measurements”. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 has been applied prospectively as of the beginning of the period.

          Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet.

Available-for-Sale Securities

          The fair value of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Corporation has no securities classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination or, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issurer spreads, two-sided markets, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include Obligations of U.S. Treasury securities, Obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Corporation has no securities classified within Level 3.

          The following table presents the Corporation’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which the fair value measurements fall as of March 31, 2010 and December 31, 2009 (in thousands):

March 31, 2010		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
United States Government and Federal agency and U.S. Government sponsored Enterprises (GSEs)	$83,018	$0	$83,018	$0
State and Municipal	114,525	0	114,525	0
Collateral mortgage obligations:
GSE Residential	52,916	0	52,916	0
Total	$250,459	$0	$250,459	$0

December 31, 2009		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
United States Government and Federal agency and U.S. Government sponsored Enterprises (GSEs)	$96,113	$0	$96,113	$0
State and Municipal	120,078	0	120,078	0
Collateral mortgage obligations:
GSE Residential	72,083	0	72,083	0
Total	$288,724	$0	$288,724	$0

          Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Impaired Loans

          Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of ASC 310-10-35, authoritative guidance for impairments. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

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

          The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 310-10-35-16 fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009.

Other Real Estate Owned

          Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at March 31, 2010 amounted to $20.1 million.

          The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009 (in thousands):

March 31, 2010		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans (collateral dependent)	$11,456	0	0	$11,456
Mortgage servicing rights	142	0	0	142
Other real estate owned	3,194	0	0	3,194

December 31, 2009		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans (collateral dependent)	$7,970	0	0	$7,970
Mortgage servicing rights	3,285	0	0	3,285
Other real estate owned	17,658	0	0	17,658

          ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires all entities to disclose the estimated fair value of their financial instrument assets and liabilities. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in ASC 825. Many of the Corporation’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Corporation’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities except for loans held-for-sale and available-for-sale securities. Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Corporation for the purposes of this disclosure.

          Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at December 31, 2009 and 2008, were as follows:

     (in thousands)

	December 31, 2009		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:

Cash and due from banks	$12,797	$12,797	$15,546	$15,546
Interest-bearing deposits in financial institutions	81,387	81,387	55,527	55,527
Investment securities	264,406	264,939	301,267	301,805
Loans, net, including loans held for sale	743,086	747,776	787,908	792,287
Accrued interest receivable	7,355	7,355	9,267	9,267
Total Financial Assets	$1,109,031	$1,114,254	$1,172,802	$1,177,719
Financial Liabilities:

Non-interest bearing demand deposits	$121,863	$121,863	$136,026	$136,026
Interest-bearing deposits	909,591	907,992	939,513	945,637
Borrowings	88,096	102,148	104,848	119,301
Accrued interest payable	2,393	2,393	2,999	2,999
Total Financial Liabilities	$1,121,943	$1,132,003	$1,183,386	$1,203,963

Unrecognized financial instruments (net of contract amount)

Commitments to originate loans	$-0-	$-0-	$-0-	$-0-
Lines of credit	-0-	-0-	-0-	-0-
Letters of credit	-0-	-0-	-0-	-0-

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

NOTE 9 — INCOME TAXES

          A reconciliation of income tax expense at 34 percent of pre-tax income to the Corporation’s actual tax expense (benefit) for the three-month periods ended March 31 is shown below:

	2010	2009
Computed “expected” tax (benefit) expense	$(182)	$358

Increase (decrease) in income taxes resulting from:
Tax-exempt income	(463)	(379)
State income taxes, net of federal tax benefit	(62)	41
Bank-owned life insurance income	(82)	(86)
Other, net	(6)	(38)
	$(795)	$(104)

NOTE — 10 IMPACT OF NEW ACCOUNTING STANDARDS

          In June 2009, the FASB issued an accounting standard which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard is effective for financial asset transfers occurring after December 31, 2009. Management has determined the impact adoption of this accounting standard will have no impacton the Corporation’s consolidated financial statements.

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

NOTE 11 — REGULATORY MATTERS

          On March 15, 2010, Citizens First National Bank, Princeton, Illinois (the “Bank”), a subsidiary of Princeton National Bancorp, Inc. (the “Corporation”) entered into a formal written agreement (the “Agreement”) with the Comptroller of the Currency (the “Comptroller”) that contains provisions to lower nonperforming loan levels and foster improvement in the Bank’s policies and procedures with respect to the Bank’s allowance for loan and lease losses, and loan risk rating system. The Bank has begun addressing all of these requirements.

          Pursuant to the Agreement, the Bank’s board is required to review the adequacy of the Bank’s allowance for loan and lease losses and to establish a program for the maintenance of an adequate allowance. A copy of the board’s program is required to be submitted to the Comptroller for review. The Bank is also required to take immediate action to protect its interest in criticized assets identified in the Bank’s most recent Report of Examination with the Comptroller and to adopt individual written workout plans with respect to such assets. A copy of the workout plans is required to be submitted to the Comptroller with respect to any criticized asset equal to or exceeding $100,000. The Bank is prohibited from extending any additional credit to any borrower whose loan is criticized, unless a majority of the Bank’s board (or appropriate committee) has determined that the extension is necessary to promote the best interests of the Bank and such determination is properly recorded. Under the Agreement, the board must ensure that the Bank’s internal ratings of credit relationships are timely, accurate, and consistent with the regulatory credit classification criteria set forth in the Comptroller’s Handbook and related authority. The board must also ensure that any loan relationship with a high probability of payment default or other well-defined weakness is rated no better than “substandard,” regardless of the existence of certain mitigants that reduce credit risk.

          The Bank’s board and management has taken relevant actions to comply with the terms of this agreement, including the implementation of remediation steps to protect its interest in criticized assets, enhanced workout plans among other steps.

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three months ended March 31, 2010 and 2009

          The following discussion provides information about Princeton National Bancorp, Inc.’s (“PNBC” or the “Corporation”) financial condition and results of operations for the three month periods ended March 31, 2010 and 2009. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Corporation’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the effect of the current severe disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the weakening state of the United States economy, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including a discussion of these and additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s 2009 Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 1A. Risk Factors.”

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

          Additionally, the Corporation reviews its uncertain tax positions annually under ASC 740-10`. An uncertain tax position is recognized as a benefit only if it is “more likely than not’ that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount actually recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. A significant amount of judgment is applied to determine both whether the tax position meets the “more likely than not” test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized. Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

Impairment of Intangible Assets

          Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on our balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2010 and no impairment was recognized.

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

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Financial Accounting Standards Board Accounting Standards Codification 820 (ASC 820), “Fair Value Measurements”. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 has been applied prospectively as of the beginning of the period.

          At the end of each quarter, the Corporation assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period. A more detailed description of the fair values measured at each level of the fair value hierarchy can be found in Note 8 — “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS

          Effective as of March 15, 2010, Citizens First National Bank, entered into a formal written agreement (the “Agreement”) with the Comptroller of the Currency (the “Comptroller”) that contains provisions to lower nonperforming loan levels and foster improvement in the Bank’s policies and procedures with respect to the Bank’s allowance for loan and lease losses, and loan risk rating system. The Bank has begun addressing all of these requirements.

          Pursuant to the Agreement, the Bank’s board is required to review the adequacy of the Bank’s allowance for loan and lease losses and to establish a program for the maintenance of an adequate allowance. A copy of the board’s program is required to be submitted to the Comptroller for review. The Bank is also required to take immediate action to protect its interest in criticized assets identified in the Bank’s most recent Report of Examination with the Comptroller and to adopt individual written workout plans with respect to such assets. A copy of the workout plans is required to be submitted to the Comptroller with respect to any criticized asset equal to or exceeding $100,000. The Bank is prohibited from extending any additional credit to any borrower whose loan is criticized, unless a majority of the Bank’s board (or appropriate committee) has determined that the extension is necessary to promote the best interests of the Bank and such determination is properly recorded. Under the Agreement, the board must ensure that the Bank’s internal ratings of credit relationships are timely, accurate, and consistent with the regulatory credit classification criteria set forth in the Comptroller’s Handbook and related authority. The board must also ensure that any loan relationship with a high probability of payment default or other well-defined weakness is rated no better than “substandard,” regardless of the existence of certain mitigants that reduce credit risk.

          On November 20, 2009, the Corporation announced the appointment of Thomas D. Ogaard to succeed Tony J. Sorcic as President and Chief Executive Officer of the Corporation upon Mr. Sorcic’s retirement effective February 1, 2010. Mr. Ogaard had previously served as the Corporation’s Executive Vice President and serves as a member of the boards of directors of the Corporation and its subsidiary bank, Citizens First National Bank.

          On December 18, 2009, the Corporation entered into a consulting agreement with Tony J. Sorcic, the Corporation’s current President and Chief Executive Officer, who has previously announced his retirement to be effective February 1, 2010. The consulting agreement is to be effective immediately upon his retirement and will continue for the six month period ending on July 31, 2010.

          On January 26, 2010, the Corporation announced the appointment of Todd D. Fanning as Executive Vice President and Chief Operating Officer of the Corporation and to the boards of directors of the Company and the Bank. Mr. Fanning is Chief Financial Officer of the Corporation and the Bank.

RESULTS OF OPERATIONS

          Net income for the first quarter of 2010 was $259,000, as compared to net income of $1,156,000 in the first quarter of 2009. Net loss available to common stockholders was $62,000 for the first quarter of 2010 compared to net income available to common stockholders of $915,000 for the first quarter of 2009. Basic and diluted loss per common share available to common stockholders for the first quarter of 2010 was $0.02 compared to basic and diluted earnings per share of $0.28 for the first quarter of 2009. This represents a decrease of $976,000 (106.7%) or $0.30 per basic and diluted common share. The lower net income figure is attributable to an increase in the provision for loan losses and insurance assessments by the FDIC. The annualized return on average assets and return on average equity decreased accordingly to 0.09% and 1.38%, respectively, for the first quarter of 2010, compared with 0.40% and 5.14% for the first quarter of 2009.

          Net interest income before the provision for loan losses was $9,483,000 for the first quarter of 2010, compared to $8,079,000 for the first quarter of 2009 (an increase of $1,404,000 or 17.4%). The net yield on interest-earning assets (on a fully taxable equivalent basis) increased by 0.50% to 3.90% in the first quarter of 2010 from 3.40% in the first quarter of 2009. This large increase in the net yield on average interest-earning assets was driven primary by reduced funding costs which decreased from 2.42% for the first quarter of 2009 to 1.61% for the first quarter of 2010.

          The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. As mentioned above, net charge-offs increased during the first quarter of 2010 to $1,366,000, compared to net charge-offs of $371,000 for the first quarter of 2009. PNBC recorded a loan loss provision of $3,925,000 in the first quarter of 2010 compared to a provision of $1,170,000 in the first quarter of 2009. The allowance for loan losses is discussed more fully below.

          Non-interest income totaled $3,192,000 for the first quarter of 2010, compared to $2,795,000 in the first quarter of 2009, an increase of $397,000 or 14.2%. $316,000 of this increase was realized with the adoption of ASC 310 adoption of deferred loan fees. The increase was primarily due to the increase in gains on securities sold of $455,000 and $459,000 increase in mortgage banking income for the first quarter of 2010. During the first quarter of 2009, a $556,000 impairment charge was recorded for mortgage servicing rights. The categories of service charges on deposits and trust and farm management fees also experienced decreases of $85,000 (8.7%) and $50,000 (15.9.%), respectively, due to a decrease in overdraft fee income and lower fees from a decline in managed asset values. Annualized non-interest income as a percentage of total average assets increased from 0.96% for the first three months of 2009, to 1.06% for the same period in 2010.

          Total non-interest expense for the first quarter of 2010 was $9,286,000, an increase of $635,000 (or 7.3%) from $8,652,000 in the first quarter of 2009. The largest difference between the first quarters of 2010 and 2009 was an increase in other real estate expenses of $622,000, an increase of 550.4%. Other real estate owned increased by $17.0 million to $20.1 million at March 31, 2010 compared to $3.2 million at March 31, 2009. Additionally, the category of other operating expense increased $118,000 (or 10.1%) due mostly to an increase in loan administrative expenses. Annualized non-interest expense as a percentage of total average assets increased to 3.09% for the first three months of 2010, compared to 2.96% for the same period in 2009.

INCOME TAXES

          The Corporation recorded an income tax benefit of $795,000 for the first quarter of 2010, as compared to an income tax benefit of $104,000 for the first quarter of 2009. The effective tax rate was (148.3%) for the three-month period ended March 31, 2010 and (9.9%) for the three-month period ended March 31, 2009. The income tax benefit is due to a pre-tax loss coupled with the effect of tax-exempt investment interest income. For more information on the Corporation’s income taxes see Note 9 – “Income Taxes” in the Notes to Consolidated Financial Statements.

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

          Under GAAP accounting rules, unlike special assessments, prepaid assessments would not immediately affect bank earnings. Each institution would record the entire amount of its assessment related to future periods as a prepaid expense (an asset) as of December 31, 2009, the date the payment would be made. The Corporation paid an assessment of $6,763,000 for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.

          As of March 31, 2010, and each quarter thereafter, each institution would record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. At December 31, 2009, the Corporation had a remaining prepaid assessment of $5,634,000. This amount is reflected in the category of Other Assets in the Consolidated Balance Sheet. $698,000 of FDIC assessment expense was recorded for the first quarter of 2010.

ANALYSIS OF FINANCIAL CONDITION

          Total assets at March 31, 2010 decreased to $1,200,474,000 from $1,260,730,000 at December 31, 2009 (a decrease of $60.3 million or 4.8%). Total loan balances decreased by $43.8 million during the three month period to $742.2 million due to seasonal pay downs in the agricultural portfolio, along with the refinancing of adjustable-rate residential real estate loans into fixed rate products which are sold in the secondary market and loans participation sales. Investment balances totaled $264,406,000 at March 31, 2010, compared to $301,267,000 at December 31, 2009 (a decrease of $35.4 million, or 11.8%), as investments gains were realized on sales of securities as part of management’s overall asset liability management plans to increase liquidity. Total deposits decreased to $1,031,454,000 at March 31, 2010 from $1,075,539,000 at December 31, 2009 (a decrease of $44.1 million or 4.1%). Comparing categories of deposits at March 31, 2010 to December 31, 2009, time deposits decreased $37.4 million (or 7.5%), interest-bearing demand deposits increased $2.9 million (or 0.8%), savings deposits increased $4.7 million (or 6.9%), and demand deposits decreased $14.2 million (or 10.4%). Borrowings, consisting of customer repurchase agreements, federal funds purchased, notes payable, treasury, tax, and loan (“TT&L”) deposits, and Federal Home Loan Bank (“FHLB”) advances, decreased from $104,848,000 at December 31, 2009 to $88,096,000 at March 31, 2010 (a decrease of $16.8 million or 16.0%). This decrease was due to the repayment of interest-bearing demand notes issued by the U.S. Treasury and customer repurchase agreements of ($9.0 million and $8.2 million) respectively for the three month period compared to December 31, 2009. TT&L increased $493,000 for the first quarter of 2010.

CAPITAL PURCHASE PROGRAM

          On January 23, 2009, the Corporation received $25,083,000 of equity capital by issuing to the United States Department of Treasury 25,083 shares of the Corporation’s 5.00% Series B Fixed Rate Cumulative Perpetual Preferred Stock, no par value, with a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 155,025 shares of the Corporation’s common stock, par value $5.00 per share, at an exercise price of $24.27 per share. The proceeds received were allocated to the preferred stock and common stock warrants based on their relative fair values. The resulting discount on the preferred stock is amortized against retained earnings and is reflected in the Corporation’s consolidated statement of income as “Preferred shares dividends”, resulting in additional dilution to the Corporation’s earnings per common share. The warrants are immediately exercisable, in whole or in part, over a term of 10 years. The warrants were included in the Corporation’s diluted average common shares outstanding (subject to anti-dilution). Both the preferred securities and warrants were accounted for as additions to the Corporation’s regulatory Tier 1 and total capital.

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

ASSET QUALITY

          For the three months ended March 31, 2010, the subsidiary bank charged off $1,417,000 of loans and had recoveries of $99,000, compared to charge-offs of $411,000 and recoveries of $42,000 during the three months ended March 31, 2009. The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration. The adequacy of the allowance is monitored monthly. At March 31, 2010, the allowance was $14,682,000 which is 21.8% of non-performing loans and 1.94% of total loans, compared with $12,075,000 which was 20.6% of non-performing loans and 1.51% of total loans at December 31, 2009.

          Non-performing loans increased to $67,291,000 or 9.08% of net loans at March 31, 2010, as compared to $58,621,000 or 7.35% of net loans at December 31, 2009. Approximately 65% of the non-accrual loans are seven relationships totaling $16.8 million, all of which are development loans in the Corporation’s northern and eastern market areas. Specific reserves had been established for these seven relationships as of March 31, 2010 of $3.7 million. All loans are individually evaluated and management continues to maintain adequate reserves in the allowance for loan losses.

          At March 31, 2010 non-accrual loans were $53,448,000 compared to $42,593,000 at December 31, 2009. Impaired loans totaled $25,906,000 at March 31, 2010 compared to $12,196,000 at December 31, 2009. The total amount of loans ninety days or more past due and still accruing interest at March 31, 2010 was $22,000 compared to $2,087,000 at December 31, 2009. There was a specific loan loss reserve of $6,271,000 established for impaired loans as of March 31, 2010 compared to a specific loan loss reserve of $2,905,000 at December 31, 2009. PNBC’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of March 31, 2010.

          The following table provides information about the Corporation’s non-performing assets (in thousands):

	March 31, 2010	December 31, 2009	March 31, 2009

Non-accrual	$53,448	$42,593	$33,136
90 days past due and accruing	22	2,087	145
Restructured	13,821	13,941	0
Total non-performing loans	$67,291	$58,621	$33,281
Other real estate owned	20,145	17,658	3,170
Total non-performing assets	$87,436	$76,279	$36,451

Non-performing loans to total loans	9.08%	7.35%	4.33%
Non-performing assets to total assets	7.28%	6.05%	2.74%

          The allowance for possible loan losses shown in this table below represents the allowance available to absorb losses within the portfolio (in thousands):

	March 31, 2010	December 31, 2009	March 31, 2009

Amount of loans outstanding at end of period (net of unearned interest)	$756,836	$798,074	$774,802
Average amount of loans outstanding for the period (net of unearned interest)	$778,162	$743,877	$778,731
Allowance for possible loan losses at beginning of the period	$12,075	$5,064	$5,064
Charge-offs:
Agricultural	0	21	0
Commercial	981	2,516	130
Real estate mortgage	362	511	139
Installment	74	1,208	142
Total charge-offs	1,417	4,256	411
Recoveries:
Agricultural	0	0	0
Commercial	96	42	8
Real estate mortgage	0	0	0
Installment	3	163	32
Total recoveries	99	205	40
Net loans charged-off	1,318	4,051	371
Provision for loan losses	3,925	11,062	1,170
Allowance for possible loan losses at end of period	$14,682	$12,075	$5,864
Net loans charged-off to Average loans	0.69%	0.54%	0.19%
Allowance for possible loan losses To non-performing loans	21.82%	20.60%	17.62%
Allowance for possible loan losses to total loans at end of period (net of unearned interest)	1.94%	1.51%	0.76%

CAPITAL RESOURCES

          Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At March 31, 2010, total risk-based capital of PNBC was 11.96%, compared to 11.50% at December 31, 2009. The Tier 1 capital ratio increased from 7.48% at December 31, 2009, to 7.53% at March 31, 2010. Total stockholders’ equity to total assets at March 31, 2010 increased to 6.33% from 5.92% at December 31, 2009.

LIQUIDITY

          Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by investing and operating activities, offset by those used in financing activities, resulted in a net increase in cash and cash equivalents of $24,053,000 from December 31, 2009 to March 31, 2010. This increase was primarily the result of the proceeds received from the sale of investment securities and a decrease in loans, offset by net decreases in deposits and borrowings. For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

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

          The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. At March 31, 2010, commitments to extend credit and standby letters of credit were approximately $101,753,000 and $3,924,000 respectively.

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

QUANTIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Smaller reporting companies are not required to provide the information required by this item.

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

	Three Months Ended, March 31, 2010			Three Months Ended, March 31, 2009
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets

Interest-bearing deposits	$61,316	$32	0.21%	$35,708	$16	0.18%
Taxable investment securities	148,478	1,491	4.07%	148,917	1,803	4.91%
Tax-exempt investment securities	126,315	2,049	6.58%	106,754	1,710	6.50%
Federal funds sold	145	0	0.00%	199	0	0.00%
Net loans	725,573	10,621	5.94%	746,711	11,095	6.03%

Total interest-earning assets	1,061,828	14,193	5.42%	1,038,289	14,624	5.71%

Average non-interest earning assets	158,716			148,259

Total average assets	$1,220,543			$1,186,548

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$378,885	1,143	1.22%	$262,338	736	1.14%
Savings deposits	70,155	16	0.09%	63,167	12	0.08%
Time deposits	471,757	2,214	1.90%	567,448	4,399	3.14%
Interest-bearing demand notes issued to the U.S. Treasury	930	0	0.04%	1,055	0	0.00%
Federal funds purchased	0	0	0.00%	1,029	1	0.39%
Customer repurchase agreements	42,008	96	0.93%	30,708	81	1.07%
Advances from Federal Home Loan Bank	27,644	153	2.24%	32,493	247	3.08%
Trust preferred securities	25,000	355	5.76%	25,000	355	5.76%
Note payable	0	0	0.00%	9,631	96	4.04%

Total interest-bearing liabilities	1,016,378	3,977	1.59%	992,869	5,927	2.42%

Net yield on average interest-earning assets		$10,216	3.90%		$8,697	3.40%

Average non-interest-bearing liabilities	127,843			102,243

Average stockholders’ equity	76,322			91,436

Total average liabilities and stockholders’ equity	$1,220,543			$1,186,548

          The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Three Months Ended March 31,
	2010	2009
Net interest income as stated	$9,483	$8,079
Tax equivalent adjustment-investments	697	582
Tax equivalent adjustment-loans	36	36

Tax equivalent net interest income	$10,216	$8,697

Schedule 7

ITEM 7 – CONTROLS AND PROCEDURES

(a)                                  Disclosure controls and procedures.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC.  President and Chief Executive Officer, and Executive Vice-President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, management concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)                                  Internal controls.  There have been significant changes in our internal accounting controls or in other factors during the quarter ended March 31, 2010 that have strengthened those controls as described below.

            During the audit of the financial statements as of December 31, 2009, BKD, LLP, the Corporation’s external public accounting firm identified certain control deficiencies that were material weaknesses.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses noted were in the follow areas:  allowance for loan losses, appraisal values, collateral analysis and internal loan review. These deficiencies are inter-related and management has taken remediation actions to address these internal control matters.  Management has remediated each of these material weaknesses as of March 31, 2010. A more complete discussion of management’s actions are detailed below.

            In evaluating the cause of the above referenced control deficiencies, management has identified that added human resources were needed in the internal loan review area.  Internal loan review works with management in preparing the analysis of the adequacy of the allowance for loan losses.  Appraisal values and collateral analysis is a key portion of determining the adequacy of the allowance.  During 2009, a second person was added to the internal loan review staff. A third person was added in January 2010.  These two additions each possess credit analysis and lending experience.  Internal loan review had modified its loan review program to enhance its coverage of the loan portfolio on an annual basis with emphasis on the largest loans and those identified as problems.  Further, loan review coverage and sampling of the remaining loan portfolio is also a part of its 2010 program.  Noted reporting requirements discussed in the formal written agreement between Citizens First National Bank and the Office of the Comptroller of the Currency are being met.  The bulk sales value method has been added to appraisal for development loans and is also used by internal loan review in assessing loans for impairment.  Management believes that while the actions taken currently are adequate, further actions will likely be needed to enhance its internal controls.