Form 10-Q
period 2010-06-30
PRINCETON NATIONAL BANCORP INC
filed 2010-07-29
CIK 707855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2010
Common, par value $5.00	3,313,003

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

Item 4.  Reserved.

Item 6.  Exhibits

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

PRINCETON NATIONAL BANCORP, INC.

By	/s/ Thomas D. Ogaard	By	/s/ Todd D. Fanning

	Thomas D. Ogaard President & Chief Executive Officer July 29, 2010		Todd D. Fanning Executive Vice President & Chief Financial Officer July 29, 2010

2 of 32

Schedule 1

Princeton National Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands except per share data)

	June 30, 2010 (unaudited)	December 31, 2009
ASSETS
Cash and due from banks	$13,165	$15,546
Interest-bearing deposits with financial institutions	47,280	55,527
Total cash and cash equivalents	60,445	71,073

Loans held-for-sale, at lower of cost or market	1,408	3,296

Investment securities:
Available-for-sale, at fair value	231,295	288,474
Held-to-maturity, at amortized cost (fair value of $15,451 and $13,331)	14,936	12,793
Total investment securities	246,231	301,267

Loans:
Loans, net of unearned interest	741,924	798,074
Allowance for loan losses	(15,975)	(12,075)
Net loans	725,949	785,999

Premises and equipment, net of accumulated depreciation	27,496	28,269
Land held for sale, at lower of cost or market	2,354	2,354
Federal Reserve and Federal Home Loan Bank stock	4,498	4,230
Bank-owned life insurance	22,962	22,540
Accrued interest receivable	6,953	9,267
Intangible assets, net of accumulated amortization	2,938	3,347
Other real estate owned	19,701	17,658
Other assets	9,892	11,430

TOTAL ASSETS	$1,130,827	$1,260,730

LIABILITIES
Deposits:
Demand	$122,810	$136,026
Interest-bearing demand	371,188	374,624
Savings	74,658	68,292
Time	399,198	496,597

Total deposits	967,854	1,075,539

Borrowings:
Customer repurchase agreements	33,135	47,327
Advances from the Federal Home Loan Bank	22,500	31,500
Interest-bearing demand notes issued to the U.S. Treasury	298	1,021
Trust preferred securities	25,000	25,000

Total borrowings	80,933	104,848

Other liabilities	4,435	5,683

TOTAL LIABILITIES	1,053,222	1,186,070

STOCKHOLDERS’ EQUITY
Preferred stock: no par value, 100,000 shares authorized:
25,083 shares issued and outstanding at June 30, 2010 and December 31, 2009	24,972	24,958
Common stock: $5 par value, 7,000,000 shares authorized:
4,478,295 shares issued at June 30, 2010 and December 31, 2009	22,391	22,391
Common stock warrants	150	150
Additional paid-in capital	18,405	18,423
Retained earnings	29,888	29,851
Accumulated other comprehensive income, net of taxes	5,614	2,816
Less: cost of 1,165,292 and 1,171,926 treasury shares at June 30, 2010 and December 31, 2009	(23,815)	(23,929)

TOTAL STOCKHOLDERS’ EQUITY	77,605	74,660

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,130,827	$1,260,730

See accompanying notes to unaudited consolidated financial statements.

3 of 32

Schedule 2

Princeton National Bancorp, Inc.
Consolidated Statements of Income (unaudited)

(dollars in thousands, except share data)

	THREE MONTHS ENDED June 30, 2010	THREE MONTHS ENDED June 30, 2009	SIX MONTHS ENDED June 30, 2010	SIX MONTHS ENDED June 30, 2009

INTEREST INCOME

Interest and fees on loans	$9,841	$11,167	$20,427	$22,543
Interest and dividends on investment securities	2,492	3,216	5,335	6,147
Interest on interest-bearing time deposits in other banks	40	35	72	51
Total interest income	12,373	14,418	25,834	28,741

INTEREST EXPENSE

Interest on deposits	2,657	5,103	6,030	10,250
Interest on borrowings	531	686	1,136	1,467
Total interest expense	3,188	5,789	7,166	11,717

Net interest income	9,185	8,629	18,668	17,024
Provision for loan losses	2,650	1,465	6,575	2,635

Net interest income after provision for loan losses	6,535	7,164	12,093	14,389

NON-INTEREST INCOME
Trust & farm management fees	317	394	581	708
Service charges on deposit accounts	958	977	1,849	1,953
Other service charges	507	486	967	900
Gain on sales of securities available-for-sale	80	574	722	761
Brokerage fee income	224	249	413	447
Mortgage servicing rights impairment	(589)	0	(589)	(556)
Mortgage banking income	268	787	763	1,485
Bank-owned life insurance	228	230	457	473
Other operating income	36	34	58	148
Total non-interest income	2,029	3,731	5,221	6,319

NON-INTEREST EXPENSE
Salaries and employee benefits	4,452	4,113	8,864	8,693
Occupancy	633	602	1,333	1,311
Equipment expense	747	763	1,514	1,536
Federal insurance assessments	534	826	1,232	1,523
Intangible assets amortization	201	208	402	416
Data processing	320	339	632	655
Advertising	206	211	382	408
Other real estate expenes, net	387	419	1,122	509
Loan collection expenses	184	97	388	202
Other operating expense	1,152	1,137	2,233	2,222
Total non-interest expense	8,816	8,715	18,102	17,475

Income (Loss) before income taxes	(252)	2,180	(788)	3,233
Income tax expense (benefit)	(672)	282	(1,467)	178

Net income	420	1,898	679	3,055

Preferred stock dividends	314	317	627	554
Accretion of preferred stock discount	7	6	14	11

Net income available to common stockholders	$99	$1,575	$38	$2,490

Net income per share available to common stockholders:
BASIC	$0.03	$0.48	$0.01	$0.75
DILUTED	$0.03	$0.48	$0.01	$0.75

Basic weighted average shares outstanding	3,309,746	3,300,161	3,308,262	3,299,119
Diluted weighted average shares outstanding	3,309,746	3,300,586	3,308,262	3,299,634

See accompanying notes to unaudited consolidated financial statements.

4 of 32

Schedule 3

Princeton National Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(dollars in thousands except per share data)

For the Six Months Ended June 30, 2010	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net of tax effect	Treasury Stock	Total

Balance, January 1, 2010	$24,958	$22,391	$150	$18,423	$29,851	$2,816	$(23,929)	$74,660

Net income					679			679
Dividends on preferred stock					(628)			(628)
Accretion on preferred stock discount	14				(14)			—
Sale of 4,634 common shares and of treasury common stock				(49)			80	31
Award of 2,000 shares of restricted common stock of treasury common stock				(14)	—		34	20
Stock option compensation expense				45				45

Other comprehensive income, net of $1,769 tax effect						2,798		2,798

Balance, June 30, 2010	$24,972	$22,391	$150	$18,405	$29,888	$5,614	$(23,815)	$77,605

For the Six Months Ended June 30, 2009

Balance, January 1, 2009	$—	$22,391	$—	$18,420	$54,329	$1,402	$(24,071)	$72,471

Net income					3,055			3,055
Issuance of 25,083 shares of preferred stock and 155,025 common stock warrants, net of expenses	24,933		150	(63)				25,020
Dividends on preferred stock					(390)			(390)
Accretion on preferred stock discount	11				(11)			—
Sale of 4,116 shares of treasury common stock				(9)			70	61
Dividends on common stock ($.42 per share)					(1,386)			(1,386)
Stock option compensation expense				47				47
Other comprehensive loss, net of $492 tax effect						(778)		(778)

Balance, June 30, 2009	$24,944	$22,391	$150	$18,395	$55,597	$624	$(24,001)	$98,100

See accompanying notes to unaudited consolidated financial statements

5 of 32

Schedule 4

Princeton National Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

(Unaudited)
(dollars in thousands)

	For the Six Months Ended June 30
	2010	2009

Operating activities:
Net income	$679	$3,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,057	1,114
Provision for loan losses	6,575	2,635
Amortization of intangible assets and other purchase accounting adjustments, net	402	417
Amortization of premiums and discounts on investment securities, net	799	516
Gain on sales of securities available-for-sale, net	(722)	(761)
Impairment of mortgage servicing rights	589	556
Compensation expense for vested stock options	45	47
Losses on sales and write downs of other real estate owned, net	388	49
Loans originated for sale	(38,962)	(81,492)
Proceeds from sales of loans originated for sale	40,850	80,881
(Decrease) increase in accrued interest payable	(959)	53
Decrease in accrued interest receivable	2,314	1,853
Decrease (increase) in other assets	259	(1,022)
Decrease in other liabilities	(2,058)	(344)

Net cash provided by operating activities	11,256	7,557

Investing activities:
Proceeds from sales of investment securities available-for-sale	42,929	41,310
Proceeds from maturities of investment securities available-for-sale	23,373	38,630
Purchase of investment securities available-for-sale	(5,436)	(161,550)
Proceeds from maturities of investment securities held-to-maturity	0	1,105
Purchase of investment securities held-to-maturity	(1,340)	(2,105)
Proceeds from sales of other real estate owned	2,309	226
Net decrease in loans	48,742	10,545
Purchases of premises and equipment	(284)	(752)

Net cash provided (used) in investing activities	110,293	(72,591)

Financing activities:
Net (decrease) increase in deposits	(107,685)	93,525
Net decrease in borrowings	(23,915)	(23,387)
Dividends on common stock	0	(1,386)
Dividends on preferred stock	(628)	(390)
Sales of treasury common stock	31	61
Award of restricted stock	20	0
Proceeds from issuance of preferred stock and common stock warrants, net of expenses	0	25,020

Net cash (used) provided by financing activities	(132,177)	93,443

(Decrease) Increase in cash and cash equivalents	(10,628)	28,409
Cash and cash equivalents at beginning of period	71,073	20,261

Cash and cash equivalents at June 30	$60,445	$48,670

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,125	$11,664
Income taxes	$1,019	$820

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$4,740	$13,038

See accompanying notes to unaudited consolidated financial statements

6 of 32

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the three and six month periods ended June 30, 2010 and 2009, and all such adjustments are of a normal recurring nature.  The 2009 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

NOTE 1 – CAPITAL PURCHASE PROGRAM

On January 23, 2009, the Corporation received $25,083,000 of equity capital by issuing to the United States Department of Treasury 25,083 shares of the Corporation’s 5.00% Series B Fixed Rate Cumulative Perpetual Preferred Stock, no par value, with a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 155,025 shares of the Corporation’s common stock, par value $5.00 per share, at an exercise price of $24.27 per share.  The proceeds received were allocated to the preferred stock and common stock warrants based on their relative fair values.  The resulting discount on the preferred stock is amortized against retained earnings and is reflected in the Corporation’s consolidated statement of income as “Preferred stock dividends,” resulting in additional dilution to the Corporation’s earnings per common share.  The warrants are immediately exercisable, in whole or in part, over a term of 10 years.  The warrants were included in the Corporation’s diluted average common shares outstanding (subject to anti-dilution).  Both the preferred securities and warrants were accounted for as additions to the Corporation’s regulatory Tier 1 and total capital.

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

7 of 32

NOTE 2 – EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

(in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income available to common stockholders	$99	$1,575	$38	$2,490

Denominator:
Basic earnings per share – weighted average common shares	3,309,746	3,300,161	3,308,262	3,299,119
Effect of dilutive securities – stock options	—	425	—	515
Diluted earnings per share adjusted weighted average common shares	3,309,746	3,300,586	3,308,262	3,299,634

Net income per share available for common stockholders:
Basic	$0.03	$0.48	$0.01	$0.75
Diluted	$0.03	$0.48	$0.01	$0.75

The following shares were not considered in computing diluted earnings per share for the three and six month periods ended June 30, 2010 and 2009 because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Stock options to purchase shares of common stock	522,511	456,627	522,511	456,627
Average diluted potential common shares associated with common stock warrants	155,025	155,025	155,025	155,025

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

The balance of intangible assets, net of accumulated amortization, totaled $2,938,000 and $3,347,000  at June 30, 2010 and December 31, 2009, respectively.

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

8 of 32

The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of June 30, 2010 and December 31, 2009:

(in thousands)	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$9,004	$(6,118)	$9,004	$(5,715)
Other intangible assets	234	(182)	234	(176)
Total	$9,238	$(6,300)	$9,238	$(5,891)

Amortization expense of all intangible assets totaled $402,000 and $417,000 for of the six months ended June 30, 2010 and 2009, respectively.  The amortization expense of these intangible assets will be approximately $402,000 for the remaining two quarters of 2010.

NOTE 4 – ORIGINATED MORTGAGE SERVICING RIGHTS

The Corporation has originated mortgage servicing rights which are included in other assets on the consolidated balance sheets.  Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing.  A non-cash impairment expense of $589,000 was recognized at June 30, 2010 based upon the results of an independent third party valuation study.  Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)

Balance, January 1, 2010	$3,285
Servicing rights capitalized	326
Amortization of servicing rights	(219)
Impairment of servicing rights	(589)
Balance, June 30, 2010	$2,803

Activity in the valuation allowance for mortgage servicing rights was as follows:

(in thousands)

Balance, January 1, 2010	$185
Additions	589
Reductions	—
Direct write-downs	—
Balance, June 30, 2010	$774

9 of 32

The Corporation services loans for others with unpaid principal balances at June 30, 2010 and December 31, 2009 of approximately $377.0 million, and $363.9 million, respectively.

The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of June 30, 2010.  The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional mortgage servicing rights, changes in mortgage interest rates, estimated prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the six months ended December 31, 2010	$169
For the year ended December 31, 2011	328
For the year ended December 31, 2012	307
For the year ended December 31, 2013	288
For the year ended December 31, 2014	271
For the year ended December 31, 2015	254
Thereafter	1,186

NOTE 5 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes for the six months ended June 30, 2010 and 2009 were as follows:

(in thousands)	2010	2009

Net unrealized gains (losses) on securities available-for-sale	$5,289	$(509)
Reclassification adjustment for realized gains included in income	(722)	(761)
Other comprehensive income (loss), before tax effect	4,567	(1,270)
Less: tax expense (benefit)	1,769	(492)
Other comprehensive income (loss)	$2,798	$(778)

The components of accumulated other comprehensive income, included in stockholders’ equity at June 30, 2010 and 2009 are as follows:

(in thousands)	2010	2009

Net unrealized gain on securities available-for-sale	$9,694	$1,549
Net unrealized benefit obligations	(530)	(530)
	9,164	1,019
Less: tax effect	(3,550)	(395)
Net-of-tax amount	$5,614	$624

10 of 32

NOTE 6 – FEDERAL HOME LOAN BANK STOCK

The subsidiary bank held Federal Home Loan Bank stock totaling $2,373,000 at June 30, 2010 and December 31, 2009. The Federal Home Loan Bank of Chicago is operating under a Cease and Desist Order from their regulator, the Federal Housing Finance Board.  The Federal Home Loan Bank will continue to provide liquidity and funding through advances, however, the order prohibits capital stock repurchases until a time to be determined by the Federal Housing Finance Board and requires their approval for dividends.  With regard to dividends, the Federal Home Loan Bank will continue to assess its dividend capacity each quarter and make appropriate request for approval.  There were no dividends paid by the Federal Home Loan Bank of Chicago during the first six months of 2010 or during 2009.  Management performed an analysis and deemed the cost method investment in Federal Home Loan Bank stock was ultimately recoverable as of June 30, 2010 and December 31, 2009.

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows at June 30, 2010:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Obligations of U.S. government agencies and sponsored entities (1)(2)	$17,122	$920	$—	$18,042
Obligations of states and political subdivisions	110,696	5,190	139	115,747
Other mortgage-backed securities, includes CMOs (3)	93,783	3,723	0	97,506
Total securities available-for-sale	$221,600	$9,833	$139	$231,295
Securities held-to-maturity
Obligations of states and political subdivisions	$14,936	$519	$4	$15,451
Total securities	$236,537	$10,351	$143	$246,746

________

(1)  Includes obligations of the Government National Mortgage Association (“GNMA”).

(2)  Includes obligations of the Federal Home Loan Mortgage Corporation (“FHLMC”) and Fannie Mae Mortgage Association (“FNMA”).

(3)  Includes obligations issued or guaranteed by FNMA, FHLMC or GNMA.

The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows at December 31, 2009:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Obligations of U.S. government agencies and sponsored entities (1)(2)	$95,498	$1,560	$(745)	$96,313
Obligations of states and political subdivisions	116,864	3,580	(366)	120,078
Other mortgage-backed securities, includes CMOs (3)	70,985	1,156	(58)	72,083
Total securities available-for-sale	$283,347	$6,296	$(1,169)	$288,474
Securities held-to-maturity
Obligations of states and political subdivisions	$12,793	$547	$9	$13,331
Total securities	$296,140	$6,843	$(1,160)	$301,805

____________

(1)  Includes obligations of the FHLMC and FNMA.

(2)  Includes obligations of the Federal Home Loan Mortgage Corporation (“FHLMC”) and Fannie Mae Mortgage Association (“FNMA”).

(3)  Includes obligations issued or guaranteed by FNMA, FHLMC or GNMA.

11 of 32

The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	June 30, 2010
(in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
Obligations of states and political subdivisions	$7,017	$(124)	$2,507	$(15)	$9,523	$(139)

Securities held-to-maturity
Obligations of states and political subdivisions	$156	$—	$400	$(4)	$556	$(4)

	December 31, 2009
(in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and government-sponsored entities (“GSEs”) (1)(2)	$39,012	$(745)	$7	$—	$39,019	$(745)
Obligations of states and political subdivisions	17,114	(255)	5,344	(120)	22,458	(375)
Collateralized mortgage obligations	8,006	(58)	—	—	8,006	(58)
Total temporarily impaired securities	$64,132	$(1,058)	$5,351	$(120)	$69,483	$(1,178)

____________

(1)  Includes obligations of GNMA.

(2)  Includes issues from FNMA and FHLMC.

The unrealized loss on available-for-sale securities is included in other accumulated comprehensive income on the consolidated balance sheets. Management has concluded that no individual unrealized loss as of June 30, 2010, identified in the preceding table, represents other-than-temporary impairment. The Corporation does not intend to sell nor would it be required to sell the securities shown in the table with unrealized losses before recovering their amortized cost.

Maturities of investment securities classified as available-for-sale and held to maturity were as follows at June 30, 2010:

(in thousands)	Adjusted Carrying Value	Fair Value
Available-for-sale:
Due in one year or less	$1,320	$1,350
Due after one year through five years	14,896	15,654
Due after five years through ten years	55,949	58,774
Due after ten years	48,518	58,011
	127,819	133,789
Mortgage-backed securities	47,380	49,104
Collateral mortgage obligations	46,403	48,402
	$221,601	$231,295

Held-to-maturity:
Due in one year or less	$3,402	$3,435
Due after one year through five years	7,609	7,953
Due after five years through ten years	3,617	3,758
Due after ten years	308	305
	$14,936	$15,451

12 of 32

Proceeds from sales of investment securities available-for sale was $42.9 million for the first six months of 2010 compared to $41.3 million for the first six months of 2009. Net gains were realized of $722,000 and $761,000 for the first six months of 2010 and 2009, respectively.  The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $216.9 million at June 30, 2010 and $283.0 million at December 31, 2009.

NOTE 8 – LOANS

The composition of the loan portfolio, excluding loans held for sale was as follows:

(in thousands)	June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total

Agricultural	$70,555	9.5%	$76,918	9.6%
Commercial (1)	140,955	19.0	244,049	30.6
Real Estate:
1-4 family residences	100,642	13.6	123,374	15.4
Agricultural	44,940	6.1	61,022	7.6
Construction (1)	111,688	15.1	24,118	3.0
Commercial	208,565	28.1	198,914	24.9

Total Real Estate	465,835	62.8	407,428	51.1

Installment	64,579	8.7	69,679	8.7

Total loans	$741,924	100.0%	$798,074	100.0%

_______________________

(1) Loans previously classified as commercial have been reclassified as construction.

The allowance for loan losses for the six months ended June 30, 2010 and 2009 were as follows:

(in thousands)	2010	2009

Balance beginning of the year	$6,159	$5,064
Provision for loan losses	6,575	2,635
Loans charged-off	2,789	1,640
Recoveries of loans previously charged off	(114)	(100)
Balance end of the period	$10,059	$6,159

NOTE 9 – FAIR VALUE OF ASSETS AND LIABILITIES

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

13 of 32

Available-for-Sale Securities

The fair value of available-for-sale securities are determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1.  The Corporation has no securities classified within Level 1.  If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination or, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issurer spreads, two-sided markets, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy.  Level 2 securities include Obligations of U.S. Treasury securities, Obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, and collateralized mortgage obligations.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Corporation has no securities classified within Level 3.

The following table presents the Corporation’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which the fair value measurements fall as of June 30, 2010 and December 31, 2009 (in thousands):

June 30, 2010		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
United States Government and Federal agency and U.S. Government sponsored Enterprises (GSEs)	$67,146	$—	$67,146	$—
State and Municipal	115,747	—	115,747	—
Collateral mortgage obligations:
GSE Residential	48,402	—	48,402	—
Total	$231,295	$—	$231,295	$—

December 31, 2009		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
United States Government and Federal agency and U.S. Government sponsored Enterprises (GSEs)	$96,313	$—	$96,313	$—
State and Municipal	120,078	—	120,078	—
Collateral mortgage obligations:
GSE Residential	72,083	—	72,083	—
Total	$288,474	$—	$288,474	$—

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

14 of 32

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009 (in thousands):

June 30, 2010		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans (collateral dependent)	$26,248	—	—	$26,248
Mortgage servicing rights	2,803	—	—	2,803
Other real estate owned	5,418	—	—	5,418

December 31, 2009		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans (collateral dependent)	$7,970	—	—	$7,970
Mortgage servicing rights	3,285	—	—	3,285
Other real estate owned	17,658	—	—	17,658

ASC 825, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the estimated fair value of their financial instrument assets and liabilities.  For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in ASC 825.  Many of the Corporation’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  It is also the Corporation’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities except for loans held-for-sale and available-for-sale securities.  Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Corporation for the purposes of this disclosure.

15 of 32

Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments.  For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances.  The estimation methodologies used, the estimated fair values, and the recorded book balances at June 30, 2010 and December 31, 2009, were as follows:

	June 30, 2010		December 31, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:

Cash and due from banks	$13,165	$13,165	$15,546	$15,546
Interest-bearing deposits in financial institutions	47,280	47,280	55,527	55,527
Investment securities	246,231	246,746	301,267	301,805
Loans, net, including loans held for sale	727,357	747,590	789,295	793,674
Accrued interest receivable	6,935	6,953	9,267	9,267
Total financial assets	$1,040,986	$1,061,733	$1,170,902	$1,175,819

Financial Liabilities:

Non-interest bearing demand deposits	$122,810	$122,810	$136,026	$136,026
Interest-bearing deposits	845,044	845,399	939,513	945,637
Borrowings	80,933	92,940	104,848	119,301
Accrued interest payable	2,040	2,040	2,999	2,999
Total financial liabilities	$1,050,827	$1,063,189	$1,183,386	$1,203,963

Unrecognized financial instruments (net of contract amount)

Commitments to originate loans	$—	$—	$—	$—
Lines of credit	—	—	—	—
Letters of credit	—	—	—	—

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

16 of 32

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

NOTE 10 – INCOME TAXES

A reconciliation of income tax expense at 34 percent of pre-tax income to the Corporation’s actual tax expense (benefit) for the three-month periods ended March 31 is shown below:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Computed “expected” tax (benefit) expense	$(86)	$741	$(267)	$1,099

Increase (decrease) in income taxes resulting from:
Tax-exempt income	(461)	(435)	(924)	(814)
State income tax, net of federal tax benefit	(42)	116	(104)	157
Bank-owned life insurance income	(77)	(79)	(159)	(165)
Other, net	(6)	(61)	(12)	(99)
	$(672)	$282	$(1,467)	$178

NOTE 11 – IMPACT OF NEW ACCOUNTING STANDARDS

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which will require the Corporation to provide a greater level of disaggregated information about the credit quality of the Corporation’s loans and leases and the Allowance for Loan Losses (the “Allowance”).  This ASU will also require the Corporation to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The provisions of this ASU are effective for the Corporation’s reporting period ending December 31, 2010.  As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption will have no impact on the Corporation’s statements of income and condition.

NOTE 12 – REGULATORY MATTERS

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

17 of 32

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

18 of 32

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 2010 and 2009

The following discussion provides information about Princeton National Bancorp, Inc.’s (“PNBC” or the “Corporation”) financial condition and results of operations for the three and six month periods ended June 30, 2010 and 2009.  This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto.  This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Corporation’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules.  The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions.  Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the effect of the current severe disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the weakening state of the United States economy, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Corporation and its business, including  a discussion of these and additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s 2009 Annual Report on Form 10-K under the headings ”Item 1. Business” and “Item 1A. Risk Factors.”

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

19 of 32

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

Additionally, the Corporation reviews its uncertain tax positions annually under ASC 740-10. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount actually recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. A significant amount of judgment is applied to determine both whether the tax position meets the “more likely than not” test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized. Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

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

20 of 32

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

At the end of each quarter, the Corporation assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period. A more detailed description of the fair values measured at each level of the fair value hierarchy can be found in Note 8 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS

Effective as of March 15, 2010, Citizens First National Bank, entered into a formal written agreement (the “Agreement”) with the Comptroller of the Currency (the “Comptroller”) that contains provisions to lower nonperforming loan levels and foster improvement in the Bank’s policies and procedures with respect to the Bank’s allowance for loan and lease losses and loan risk rating system. The Bank has begun addressing all of these requirements.

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

RESULTS OF OPERATIONS

Net income for the second quarter of 2010 was $420,000, as compared to $1.9 million for the second quarter of 2009.  Net income available to common stockholders for the second quarter of 2010 was $99,000, as compared to $1.6 million for the second quarter of 2009.  For the second quarter of 2010, basic and diluted earnings per common share available to common stockholders was $0.03, as compared to $0.48 for the second quarter of 2009.  The decrease in income for the second quarter of 2010 as compared to the second quarter of 2009 is attributed to a $1.2 million increase in loan loss provisions, a $589,000 non-cash impairment expense of mortgage servicing rights, a $519,000 reduction in mortgage banking income and a $494,000 reduction in gains on sales of securities available-for-sale partially offset by a $556,000 increase in net interest income.  The net income available to common stockholders to average assets was 0.03% and 0.51% for the second quarters of 2010 and 2009, respectively. The net income available to common stockholders to average stockholder equity was 0.52% and 6.45% for the second quarters of 2010 and 2009, respectively.

21 of 32

Net income for the first six months of 2010 was $679,000, as compared to $3.1 million for the first six months of 2009.  Net income available to common stockholders was $38,000, as compared to $2.5 million for the first six months of 2009.  For the first six months of 2010 basic and diluted earnings per common share available to common stockholders was $0.01, as compared to $0.75 for the first six months of 2009.  The decrease in income for the first six months of 2010 as compared to the first six months of 2009 is attributed to a $3.9 million increase in loan loss provisions and a $722,000 decrease in mortgage banking income, a $613,000 increase in other real estate expenses partially offset by an increase of $1.6 million in net interest income.  The  net income available to common stockholders to average assets was 0.01% and 0.41% for the first six months of 2010 and 2009, respectively.  The net income available to common stockholders to average stockholder equity was 0.10% and 5.31% for the first six months of 2010 and 2009, respectively.

Net interest income before the provision for loan losses was $9.2 million for the second quarter of 2010, as compared to $8.6 million for the second quarter of 2009, respectively.  This $556,000 (or 6.4%) increase was driven by lower funding costs.  The net yield on average earning assets increased by 53 basis points to 3.96% in the second quarter of 2010 from 3.43% in the second quarter of 2009.

Net interest income before the provision for losses was $18.7 million for the first six months of 2010, as compared to $17.0 million for the first six months of 2009, respectively.  This $1.6 million (or 9.7%) increase was driven by reductions in interest expenses on deposits and borrowings.   The net yield on earning assets increased by 45 basis points to 3.93% in the first six months of 2010 from 3.48% in the second quarter of 2009.  Average costs for interest-bearing deposits, time deposits, customer repurchase agreements and FHLB advances have contributed to this increasing net interest margin despite the current level of non-performing assets.  For the first six months of 2010 the cost of interest-bearing liabilities declined 90 basis points to 1.46%.

The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio.  For the second quarter of 2010 the provision for loan losses increased to $2.7 million or 80.9% from $1.5 million for the second quarter of 2009.  Net charge-offs increased by $1.0 million or 266.8% to $1.4 million compared to $370,000 for the second quarter of 2009.    Annualized net loans charged-off to average loans for the second quarter of 2010 was 0.70% compared to 0.69% in the first quarter of 2010.  Net charge-offs increased in the first six months of 2010 by $1.2 million or 73.7% to $2.7 million compared to $1.5 million for the first six months of 2009.  The allowance for loan losses is discussed more fully below.

Non-interest income totaled $2.0 million for the second quarter of 2010, as compared to $3.7 for the second quarter of 2009.  This decline of $1.7 million (or 45.6%) is attributed to a $589,000 non-cash impairment expense on mortgage servicing rights, a $528,000 decrease in mortgage banking income, a $494,000 reduction in gains on sales of securities available-for-sale and a $77,000 drop in trust and farm management fees.  Non-interest income to average assets for the second quarters of 2010 and 2009 was 0.70% and 1.20%, respectively.

Non-interest income totaled $5.2 million for the first six months of 2010, as compared to $6.3 million for the first six months of 2009.  This decline of $1.1 million or 17.4% is attributed to the following:  a $736,000 decrease in mortgage banking income, a $127,000 drop in trust and farm management fees, a $104,000 decline in service charges on deposit accounts and a $90,000 decrease in other operating income.  Non-interest income to average assets for the first six months of 2010 and 2009 was 0.88% and 1.05%, respectively.

Total non-interest expense for the second quarter of 2010 was $8.8 million, as compared to $8.7 million for the first six months of 2009, representing a marginal increase of $101,000.  Non-interest expenses to average assets for the second quarter of 2010 and 2009 was 3.04% and 2.81%. respectively.

Total non-interest expense for the first six months of 2010 was $18.1 million, as compared to $17.5 million for the first six months of 2009.  This increase of $627,000 or 3.6% is attributed to a $613,000 rise in other real estate expenses.  Non-interest expense to average assets for the first six months of 2010 and 2009 was 2.96% and 2.90%, respectively.

22 of 32

INCOME TAXES

The Corporation recorded an income tax benefit of $672,000 for the second quarter of 2010, as compared to an income tax expense of $282,000 for the second quarter of 2009.  The effective tax rate was (266.7%) for the second quarter of 2010, as compared to 12.9% for the second quarter of 2009. For the first six months of 2010, the Corporation recorded an income tax benefit of $1.5 million, as compared to income tax expense of $178,000 for the first six months of 2009.  The income tax benefit is due to a pre-tax loss coupled with the effect of tax-exempt investment interest income.  For more information on the Corporation’s income taxes see Note 9 – “Income Taxes” in the Notes to Consolidated Financial Statements.

FDIC

On September 29, 2009 the Board of Directors of the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC estimated that the total prepaid assessments collected would be approximately $45 billion. The FDIC Board also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years.

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

Beginning January 1, 2010, and each quarter thereafter, each institution would record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted.  At June 30, 2010, the Corporation had a remaining prepaid assessment of $5,292,000.  This amount is reflected in the category of Other Assets in the Consolidated Balance Sheets. The Corporation recorded $534,000 of FDIC assessment expense for the second quarter of 2010 and $1.2 million for the first six months of 2009.

LOANS

The Corporation’s loan portfolio largely reflects the profile of the communities in which it operates.  The Corporation essentially offers four types of loans:  agricultural, commercial, real estate and consumer installment.  The Corporation has no foreign loans.  The following table summarizes the Corporation’s loan portfolio excluding loans held-for-sale:

(in thousands)	June 30, 2010		December 31, 2009		Change
	Amount	% of Total	Amount	% of Total	Amount	Percentage

Agricultural	$70,555	9.5%	$76,918	9.6%	$(6,363)	(8.3)%
Commercial (1)	140,955	19.0	244,049	30.6	$(103,094)	(42.2)
Real Estate:
1-4 family residences	100,642	13.6	123,374	15.4	(22,732)	(18.4)
Agricultural	44,940	6.1	61,022	7.6	(16,082)	(26.4)
Construction (1)	111,688	15.1	24,118	3.0	87,570	363.1
Commercial	208,565	28.1	198,914	24.9	9,651	4.9
Total Real Estate	465,835	62.8	407,428	51.1	58,407	14.3
Installment	64,579	8.7	69,679	8.7	(5,100)	(7.3)
Total loans	$741,924	100.0%	$798,074	100.0%	$(56,150)	(7.0)%
Total assets	$1,130,827		$1,260,730
Loans to total assets		65.6%		63.3%

_______________________

(1)  Loans previously classified as commercial have been reclassified as construction.

Total loans decreased to $741.9 million from $798.1 million (a decrease of $56.2 million or 7.0%), as part of management’s overall asset/liability management plan to increase liquidity and reduce assets.  The Corporation continued to work with borrowers to resolve problem loan situations.  Commercial and total real estate loans were effected by a call report reclassification review of the loan portfolio.  Commercial loans declined at June 30, 2010 to $141.0 million (a decrease of $103.1 million or 42.2%) largely due to the reclassification review.  Construction loans increased at June 30, 2010 to $111.7 million (an increase of $87.6 million or 363.1%) largely due to the reclassification review.  1-4 family loans declined to $100.6 million (a decrease of 22.7 million or 18.4%) due to loan repayments including prepayments and sales.  Loans to total assets at June 30, 2010 compared to December 31, 2009 increased to 65.6% from 63.3% while the loan portfolio decline by $56.2 million.

ANALYSIS OF FINANCIAL CONDITION

Total assets decreased to $1.131 billion at June 30, 2010 from $1.261 billion at December 31, 2009.  This is part of the Company’s plan to “right size” the balance sheet in proportion to capital.  Total loans decreased to $741.9 million from $798.1 million (a decrease of $56.2 million or 7.0%).  Investment securities decreased to $246.2 million from $301.3 million (a decrease of $55.0 million or 18.3%), as part of management’s overall asset/liability management plan to increase liquidity and reduce assets.  Other real estate owned increased to $19.7 million from $17.7 million (increase of $2.0 million or 11.6%).

Total deposits decreased to $967.9 million at June 30, 2010 from $1.076 billion at December 31, 2009.  Time deposits have decreased to $399.2 million from $496.6 million (a decrease of $97.4 million or 19.6%).  Demand deposits have decreased to $122.8 million from $136.0 million (a decrease of $13.2 million or 9.7%).  Interest-bearing deposits decreased to $371.2 million from $374.6 million (a decrease of $3.4 million or 0.9%).  Savings deposits have increased to $74.7 million from $68.3 million (an increase of $6.4 million or 9.3%).  Deposit pricing reductions have resulted in decreases in Preferred Time Deposits (public funds) and other Time Deposits with some funds flowing into other interest-bearing deposit products.  The Corporation has no wholesale Brokered CDs, but does offer its depositors access to the CDARS program.  The CDARS deposits are considered for regulatory reporting purposes to be Brokered CDs.  CDARS is a network of financial institutions that provides for increased FDIC coverage.  (For example, when you place a large deposit with a CDARS Network member, that institution uses the CDARS service to place your funds into CDs issued by other members of the CDARS Network. This occurs in increments below the standard FDIC insurance maximum so that both principal and interest are eligible for FDIC insurance.)  The Corporation had $22.7 million of CDARS deposits at June 30, 2010.

23 of 32

Total borrowings decreased to $80.9 million at June 30, 2010 from $104.8 million at December 31, 2009.  Customer repurchase agreements have decreased to $33.1 million from $47.3 million (a decrease of $14.2 million or 30.0%).  Advances from the Federal Home Loan Bank have decreased to $22.5 million from $31.5 million (a decrease of $9.0 million or 28.6%).  Interest-bearing demand notes issued by the U.S. Treasury decreased to $298,000 from $1.0 million (a decrease of $702,000 or 70.2%).

CAPITAL PURCHASE PROGRAM

On January 23, 2009, the Corporation received $25,083,000 of equity capital by issuing to the United States Department of Treasury 25,083 shares of the Corporation’s 5.00% Series B Fixed Rate Cumulative Perpetual Preferred Stock, no par value, with a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 155,025 shares of the Corporation’s common stock, par value $5.00 per share, at an exercise price of $24.27 per share.  The proceeds received were allocated to the preferred stock and common stock warrants based on their relative fair values.  The resulting discount on the preferred stock is amortized against retained earnings and is reflected in the Corporation’s consolidated statement of income as “Preferred stock dividends”, resulting in additional dilution to the Corporation’s earnings per common share.  The warrants are immediately exercisable, in whole or in part, over a term of 10 years.  The warrants were included in the Corporation’s diluted average common shares outstanding (subject to anti-dilution).  Both the preferred securities and warrants were accounted for as additions to the Corporation’s regulatory Tier 1 and total capital.

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

ASSET QUALITY

For the first six months of 2010, the subsidiary bank charged off $2.8 million of loans and had recoveries of $114,000, compared to charge-offs of $1.6 million and recoveries of $100,000 during the first six months of 2009.  The allowance for loan losses is based on factors that include the overall composition of the loan portfolio, types of loans, underlying collateral, past loss experience, loan delinquencies, substandard and doubtful credits, and such other factors that, in management’s reasonable judgment, warrant consideration.  The adequacy of the allowance is monitored monthly.  At June 30, 2010, the allowance was $16.0 million which is 24.16% of non-performing loans and 2.15% of total loans, compared with $12.1 million which was 20.60% of non-performing loans and 1.51% of total loans at December 31, 2009.

Non-performing loans increased to $66.1 million or 8.91% of net loans at June 30, 2010, as compared to $58.6 million or 7.38% of net loans at December 31, 2009.  All loans are individually evaluated and management continues to maintain adequate reserves in the allowance for loan losses.

At June 30, 2010 non-accrual loans were $60.4 million compared to $42.6 million at December 31, 2009.  Impaired loans totaled $38.1 million, at June 30, 2010 compared to $12.2 million at December 31, 2009.  The total amount of loans ninety days or more past due and still accruing interest at June 30, 2010 was $509,000 compared to $2.1 million at December 31, 2009.  There was a specific loan loss reserve on impaired loans of $7.3 million established for impaired loans as of June 30, 2010 compared to a specific loan loss reserve of $2.9 million at December 31, 2009.  The Corporation’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of June 30, 2010.

The allowance for loan losses increased to 2.15% of total loans at June 30, 2010 compared to 1.51% at December 31, 2009.  This increase was determined by management to be appropriate due to the increases in classified assets, specific reserves for impaired loans, nonperforming loans and the on-going recession. The following table provides information (in thousands) about the Corporation’s non-performing assets:

24 of 32

The following table provides information (in thousands) about the Corporation’s non-performing assets:

	June 30, 2010	December 31, 2009	June 30, 2009

Non-accrual	$60,427	$42,593	$21,527
90 days past due still accruing	509	2,098	494
Restructured	5,179	13,941	—
Total non-performing loans	$66,115	$58,621	$22,021
Other real estate owned	19,701	17,658	15,250
Total non-performing assets	$85,816	$76,279	$37,271

Non-performing loans to total loans	8.91%	7.35%	2.88%
Non-performing assets to total assets	7.59%	6.05%	2.96%

The allowance for possible loan losses shown in this table below represents the allowance available to absorb losses within the portfolio (in thousands):

(in thousands)	June 30, 2010	December 31, 2009	June 30, 2009

Amount of loans outstanding at end of period (net of unearned interest)	$741,924	$798,074	$765,754
Average amount of loans outstanding for the period (net of unearned interest)	$765,342	$743,877	$741,320
Allowance for possible loan losses at beginning of the period	$12,075	$5,064	$5,064
Charge-offs:
Agricultural	—	21	—
Commercial	2,141	2,516	751
Real estate mortgage	508	511	189
Installment	140	1,208	700
Total charge-offs	2,789	4,256	1,640
Recoveries:
Agricultural	—	—	—
Commercial	30	42	21
Real estate mortgage	—	—	—
Installment	84	163	79
Total recoveries	114	205	100
Net loan charged-off	2,675	4,051	1,540
Provision for loan losses	6,575	11,062	2,635
Allowance for possible loan losses at end of period	$15,975	$12,075	$6,159

Net loans charged-off to average loans (annualized)	0.70%	0.54%	0.42%
Allowance for possible loan losses to total to non-performing loans	24.16%	20.60%	27.96%
Allowance for possible loan losses to total loans at end of period (net of unearned interest)	2.15%	1.51%	0.80%

25 of 32

CAPITAL RESOURCES

Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets.  At June 30, 2010, total risk-based capital of PNBC was 12.34%, compared to 11.50% at December 31, 2009.  The Tier 1 capital ratio increased from 7.48% at December 31, 2009, to 7.76% at June 30, 2010.  Total stockholders’ equity to total assets at June 30, 2010 increased to 6.86% from 5.92% at December 31, 2009.

LIQUIDITY

Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets.  Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities.  Major uses of cash include the origination of loans and purchase of investment securities.  Cash flows provided by investing and operating activities, offset by those used in financing activities, resulted in a net decrease in cash and cash equivalents of $10.6 million from December 31, 2009 to June 30, 2010.  This decrease was primarily the result of the proceeds received from the sale of investment securities and a decrease in loans, offset by net decreases in deposits and borrowings.  For more detailed information, see PNBC’s Consolidated Statements of Cash Flows.

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

The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The subsidiary bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.  At June 30, 2010, commitments to extend credit and standby letters of credit were approximately $95.4 million and $3.9 million respectively.

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

26 of 32

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

27 of 32

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

The following table sets forth (in thousands) details of average balances, interest income and expense, and resulting annualized yields/costs for the Corporation for the periods indicated, reported on a fully taxable equivalent basis, using a tax rate of 34%.

	Six Months Ended, June 30, 2010			Six Months Ended, June 30, 2009
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets

Interest-bearing deposits	$61,577	$72	0.24%	$47,171	$51	0.22%
Taxable investment securities	134,655	2,647	3.96%	161,551	3,723	4.65%
Tax-exempt investment securities	125,765	4,073	6.53%	114,108	3,673	6.49%
Federal funds sold	139	0	0.00%	192	0	0.00%
Net loans (1)	711,002	20,500	5.81%	741,320	22,615	6.15%

Total interest-earning assets	1,033,138	27,292	5.33%	1,064,342	30,062	5.70%

Average non-interest earning assets (2)	158,790			151,214

Total average assets	$1,191,927			$1,215,556

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$383,475	1,683	0.89%	$261,839	1,569	1.21%
Savings deposits	72,716	31	0.09%	65,198	25	0.08%
Time deposits	446,103	4,316	1.95%	579,251	8,656	3.01%
Interest-bearing demand notes issued to the U.S. Treasury	892	0	0.02%	1,034	0	0.00%
Federal funds purchased	0	0	0.00%	512	1	0.39%
Customer repurchase agreements	39,130	160	0.82%	32,563	176	1.09%
Advances from Federal Home Loan Bank	25,058	266	2.14%	32,494	484	3.00%
Trust preferred securities	25,000	710	5.73%	25,000	710	5.73%
Note payable	0	0	0.00%	4,789	96	4.04%

Total interest-bearing liabilities	992,373	7,166	1.46%	1,002,680	11,717	2.36%

Net yield on average interest-earning assets		$20,126	3.93%		$18,345	3.48%

Average non-interest-bearing liabilities	125,013			118,285

Average stockholders’ equity	76,563			94,591

Total average liabilities and stockholders’ equity	$1,191,927			$1,215,556

____________

(1)  Excludes nonaccrual loans and overdrafts.

(2)  Includes nonaccrual loans and overdrafts.

The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Six Months Ended June 30,
	2010	2009
Net interest income as stated	$18,668	$17,024
Tax equivalent adjustment-investments	1,385	1,249
Tax equivalent adjustment-loans	73	72

Tax equivalent net interest income	$20,126	$18,345

28 of 32

Schedule 7

Controls and Procedures

(a)

        Disclosure controls and procedures.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC.  The President and Chief Executive Officer, and Executive Vice-President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, they concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

        Internal controls.  There have not been any significant changes in our internal accounting controls or in other factors during the quarter ended June 30, 2010 that could significantly affect those controls.

29 of 32