Form 10-Q
period 2010-09-30
PRINCETON NATIONAL BANCORP INC
filed 2010-11-05
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2010
Common, par value $5.00	3,315,397

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

PRINCETON NATIONAL BANCORP, INC.

By	/s/ Thomas D. Ogaard	By	/s/ Todd D. Fanning

	Thomas D. Ogaard		Todd D. Fanning
	President & Chief Executive Officer		Executive Vice President &
	November 5, 2010		Chief Financial Officer
November 5, 2010

Schedule 1

Princeton National Bancorp, Inc.
Consolidated Balance Sheets
(dollars in thousands except per share data)

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Cash and due from banks	$18,485	$15,546
Interest-bearing deposits with financial institutions	42,789	55,527
Total cash and cash equivalents	61,274	71,073

Loans held-for-sale, at lower of cost or market	1,088	3,296

Investment securities:
Available-for-sale, at fair value	229,336	288,474
Held-to-maturity, at amortized cost (fair value of $15,629 and $13,331)	15,075	12,793
Total investment securities	244,411	301,267

Loans:
Loans, net of unearned interest	727,774	798,074
Allowance for loan losses	(18,553)	(12,075)
Net loans	709,221	785,999

Premises and equipment, net of accumulated depreciation	27,109	28,269
Land held for sale, at lower of cost or market	2,244	2,354
Federal Reserve and Federal Home Loan Bank stock	4,498	4,230
Bank-owned life insurance	23,189	22,540
Accrued interest receivable	7,952	9,267
Intangible assets, net of accumulated amortization	2,734	3,347
Other real estate owned	18,372	17,658
Other assets	9,135	11,430

TOTAL ASSETS	$1,111,227	$1,260,730

LIABILITIES
Deposits:
Demand	$133,023	$136,026
Interest-bearing demand	368,294	374,624
Savings	72,184	68,292
Time	386,045	496,597

Total deposits	959,546	1,075,539

Borrowings:
Customer repurchase agreements	31,299	47,327
Advances from the Federal Home Loan Bank	16,000	31,500
Interest-bearing demand notes issued to the U.S. Treasury	778	1,021
Trust preferred securities	25,000	25,000

Total borrowings	73,077	104,848

Other liabilities	2,118	5,683

TOTAL LIABILITIES	1,034,741	1,186,070

STOCKHOLDERS’ EQUITY
Preferred stock: no par value, 100,000 shares authorized: 25,083 shares issued and outstanding at September 30, 2010 and December 31, 2009	24,979	24,958
Common stock: $5 par value, 7,000,000 shares authorized: 4,478,295 shares issued at September 30, 2010 and December 31, 2009	22,391	22,391
Common stock warrants	150	150
Additional paid-in capital	18,397	18,423
Retained earnings	27,657	29,851
Accumulated other comprehensive income, net of taxes	6,686	2,816
Less: cost of 1,162,898 and 1,171,926 treasury shares at September 30, 2010
December 31, 2009	(23,774)	(23,929)

TOTAL STOCKHOLDERS’ EQUITY	76,486	74,660

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,111,227	$1,260,730

See accompanying notes to unaudited consolidated financial statements.

Schedule 2

Princeton National Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except share data)

	THREE MONTHS ENDED September 30, 2010	THREE MONTHS ENDED September 30, 2009	NINE MONTHS ENDED September 30, 2010	NINE MONTHS ENDED September 30, 2009
INTEREST INCOME

Interest and fees on loans	$9,632	$10,951	$30,059	$33,494
Interest and dividends on investment securities	2,378	3,448	7,713	9,594
Interest on interest-bearing time deposits in other banks	32	25	104	76
Total Interest income	12,042	14,424	37,876	43,164

INTEREST EXPENSE

Interest on deposits	2,318	4,829	8,348	15,079
Interest on borrowings	479	712	1,615	2,178
Total interest expense	2,797	5,541	9,963	17,257

Net interest income	9,245	8,883	27,913	25,907
Provision for loan losses	6,725	2,410	13,300	5,045

Net interest income after provision for loan losses	2,520	6,473	14,613	20,862

NON-INTEREST INCOME
Trust & farm management fees	269	296	850	1,004
Service charges on deposit accounts	1,004	1,050	2,853	3,004
Other service charges	469	446	1,436	1,346
Gain on sales of securities available-for-sale	0	38	722	799
Brokerage fee income	134	192	547	639
Mortgage servicing rights impairment	(333)	0	(922)	(556)
Mortgage banking income	694	498	1,457	1,983
Bank-owned life insurance	227	235	684	708
Other operating income	10	17	68	165
Total non-interest income	2,474	2,772	7,695	9,092

NON-INTEREST EXPENSE
Salaries and employee benefits	4,628	4,821	13,494	13,514
Occupancy	645	640	1,978	1,952
Equipment expense	782	768	2,296	2,304
Federal insurance assessments	603	566	1,835	2,089
Intangible assets amortization	204	204	606	620
Data processing	355	319	987	974
Advertising	154	169	536	577
Other real estate expenes, net	446	312	1,567	821
Loan collection expenses	104	123	492	325
Impairment of land held-for-sale	110	0	110	0
Other operating expense	1,016	1,079	3,248	3,301
Total non-interest expense	9,047	9,001	27,149	26,477

Income (Loss) before income taxes	(4,053)	244	(4,841)	3,477
Income tax benefit	(2,142)	(516)	(3,609)	(338)

Net income (loss)	(1,911)	760	(1,232)	3,815

Preferred stock dividends	314	313	941	868
Accretion of preferred stock discount	7	7	21	18

Net income (loss) available to common stockholders	($2,232)	$440	($2,194)	$2,929

Net income (loss) per share available to common stockholders:
BASIC	($0.67)	$0.13	($0.66)	$0.89
DILUTED	($0.67)	$0.13	($0.66)	$0.89

Basic weighted average shares outstanding	3,313,029	3,302,172	3,309,869	3,300,148
Diluted weighted average shares outstanding	3,313,029	3,302,812	3,309,869	3,300,688

See accompanying notes to unaudited consolidated financial statements.

Schedule 3

Princeton National Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(dollars in thousands except per share data)

For the Nine Months Ended September 30, 2010	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net of tax effect	Treasury Stock	Total

Balance, January 1, 2010	$24,958	$22,391	$150	$18,423	$29,851	$2,816	($23,929)	$74,660

Net loss					(1,232)			(1,232)
Dividends on preferred stock					(941)			(941)
Accretion on preferred stock discount	21				(21)			—
Sale of 7,028 shares of treasury common stock				(78)			121	43
Award of 2,000 shares of restricted common stock oot of treasury common stock				(14)	—		34	20
Stock option compensation expense				66				66
Other comprehensive income, net of $2,448 tax effect						3,870		3,870

Balance, September 30, 2010	$24,979	$22,391	$150	$18,397	$27,657	$6,686	($23,774)	$76,486

For the Nine Months Ended September 30, 2009

Balance, January 1, 2009	$—	$22,391	$—	$18,420	$54,329	$1,402	$(24,071)	$72,471

Net income					3,815			3,815
Issuance of 25,083 shares of preferred stock and 155,025 common stock warrants, net of expenses	24,933		150	(63)				25,020
Dividends on preferred stock					(703)			(703)
Accretion on preferred stock discount	18				(18)			—
Sale of 5,522 shares of treasury common stock				(11)			94	83
Dividends on common stock ($.56 per share)					(1,848)			(1,848)
Stock option compensation expense				71				71
Other comprehensive income, net of $2,595 tax effect						4,103		4,103

Balance, September 30, 2009	$24,951	$22,391	$150	$18,417	$55,575	$5,505	($23,977)	$103,012

See accompanying notes to unaudited consolidated financial statements

Schedule 4

Princeton National Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30
	2010	2009

Operating activities:
Net income (loss)	($1,232)	$3,815
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,577	1,644
Provision for loan losses	13,300	5,045
Amortization of intangible assets and other purchase accounting adjustments, net	606	622
Amortization of premiums and discounts on investment securities, net	1,178	1,029
Gain on sales of securities available-for-sale, net	(722)	(799)
Impairment of mortgage servicing rights	589	556
Compensation expense for vested stock options	66	71
Gains (losses) on sales and write downs of other real estate owned, net	(301)	52
Impairment of land held-for-sale	110	0
Loans originated for sale	(75,740)	(113,871)
Proceeds from sales of loans originated for sale	77,948	110,542
Decrease in accrued interest payable	(1,358)	(515)
Decrease in accrued interest receivable	1,315	150
Decrease (increase) in other assets	777	(717)
Decrease in other liabilities	(4,375)	(1,670)

Net cash provided by operating activities	13,738	5,954

Investing activities:
Proceeds from sales of investment securities available-for-sale	42,929	44,564
Proceeds from maturities of investment securities available-for-sale	27,107	52,043
Purchase of investment securities available-for-sale	(5,828)	(174,181)
Proceeds from maturities of investment securities held-to-maturity	200	1,300
Purchase of investment securities held-to-maturity	(1,690)	(2,105)
Purchase of Federal Reserve Bank stock	(268)	(19)
Proceeds from sales of other real estate owned	7,283	398
Net decrease in loans	55,789	2,193
Purchases of premises and equipment	(417)	(910)

Net cash provided by (used in) investing activities	125,105	(76,717)

Financing activities:
Net increase (decrease) in deposits	(115,993)	102,681
Net decrease in borrowings	(31,771)	(9,709)
Dividends on common stock	0	(1,848)
Dividends on preferred stock	(941)	(703)
Sales of treasury common stock	43	83
Award of restricted stock	20	0
Proceeds from issuance of preferred stock and common stock warrants, net of expenses	0	25,020

Net cash provided by (used in) financing activities	(148,642)	115,524

Increase (decrease) in cash and cash equivalents	(9,799)	44,761
Cash and cash equivalents at beginning of period	71,073	20,261

Cash and cash equivalents at September 30	$61,274	$65,022

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,321	$17,648
Income taxes	$1,134	$2,040

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$7,696	$14,145

See accompanying notes to unaudited consolidated financial statements

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the three and nine month periods ended September 30, 2010 and 2009, and all such adjustments are of a normal recurring nature. The 2009 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

NOTE 2 – EARNINGS PER SHARE CALCULATION

          The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

(in thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) available to common stockholders	$(2,232)	$440	$(2,194)	$2,929

Denominator:
Basic earnings per share — weighted average common shares	3,313,029	3,302,172	3,309,869	3,300,148
Effect of dilutive securities — stock options	—	640	—	540
Diluted earnings per share adjusted weighted average common shares	3,313,029	3,302,812	3,309,869	3,300,688

Net income (loss) per share available for common stockholders:
Basic	$(0.67)	$0.13	$(0.66)	$0.89
Diluted	$(0.67)	$0.13	$(0.66)	$0.89

          The following shares were not considered in computing diluted earnings per share for the three and nine month periods ended September 30, 2010 and 2009 because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Stock options to purchase shares of common stock	522,511	448,061	522,511	456,627
Average diluted potential common shares associated with common stock warrants	155,025	155,025	155,025	155,025

NOTE 3 – INTANGIBLE ASSETS

          The balance of intangible assets, net of accumulated amortization, totaled $2,734,000 and $3,347,000 at September 30, 2010 and December 31, 2009, respectively.

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

          The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of September 30, 2010 and December 31, 2009:

(in thousands)	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$9,004	$(6,320)	$9,004	$(5,715)
Other intangible assets	234	(184)	234	(176)
Total	$9,238	$(6,504)	$9,238	$(5,891)

          Amortization expense of all intangible assets totaled $606,000 and $622,000 for the nine months ended September 30, 2010 and 2009, respectively. The amortization expense of these intangible assets will be approximately $204,000 for the remaining three months of 2010.

NOTE 4 – ORIGINATED MORTGAGE SERVICING RIGHTS

          The Corporation has originated mortgage servicing rights which are included in other assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. A non-cash impairment expense of $333,000 was recognized in the third quarter of 2010 based upon the results of an independent third party valuation study. A total of $992,000 of non-cash impairment expense has been recognized during the nine months ended September 30, 2010, compared to $556,000 for the same period in 2009. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)

Balance, January 1, 2010	$3,285
Servicing rights capitalized	598
Amortization of servicing rights	(421)
Impairment of servicing rights	(922)
Balance, September 30, 2010	$2,540

          Activity in the valuation allowance for mortgage servicing rights was as follows:

(in thousands)

Balance, January 1, 2010	$185
Additions	922
Reductions	—
Direct write-downs	—
Balance, September 30, 2010	$1,107

          The Corporation services loans for others with unpaid principal balances at September 30, 2010 and December 31, 2009 of approximately $386.6 million, and $363.9 million, respectively.

          The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of September 30, 2010. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional mortgage servicing rights, changes in mortgage interest rates, estimated prepayment speeds, and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the three months ended December 31, 2010	$71
For the year ended December 31, 2011	280
For the year ended December 31, 2012	263
For the year ended December 31, 2013	246
For the year ended December 31, 2014	231
For the year ended December 31, 2015	217
Thereafter	1,232

NOTE 5 – OTHER COMPREHENSIVE INCOME

          Other comprehensive income components and related taxes for the nine months ended September 30, 2010 and 2009 were as follows:

(in thousands)	2010	2009

Net unrealized gains on securities available-for-sale	$7,040	$7,497
Reclassification adjustment for realized gains included in income	(722)	(799)
Other comprehensive income, before tax effect	6,318	6,698
Less: tax expense	2,448	2,595
Other comprehensive income	$3,870	$4,103

The components of accumulated other comprehensive income, included in stockholders’ equity at September 30, 2010 and 2009 are as follows:

(in thousands)	2010	2009

Net unrealized gain on securities available-for-sale	$11,445	$9,517
Net unrealized benefit obligations	(531)	(531)
	10,914	8,986
Less: tax effect	4,228	3,481
Net-of-tax amount	$6,686	$5,505

NOTE 6 — FEDERAL HOME LOAN BANK STOCK

          The subsidiary bank held Federal Home Loan Bank stock totaling $2,373,000 at September 30, 2010 and December 31, 2009. The Federal Home Loan Bank of Chicago is operating under a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances, however, the order prohibits capital stock repurchases until a time to be determined by the Federal Housing Finance Board and requires their approval for dividends. With regard to dividends, the Federal Home Loan Bank will continue to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first nine months of 2010 or during 2009. Management performed an analysis and deemed the cost method investment in Federal Home Loan Bank stock was ultimately recoverable as of September 30, 2010 and December 31, 2009.

NOTE 7 — INVESTMENT SECURITIES

          The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows at September 30, 2010:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Obligations of U.S. government agencies and sponsored entities(1)(2)	$10,220	$602	$—	$10,822
Obligations of states and political subdivisions	110,968	6,969	(50)	117,887
Other mortgage-backed securities, includes CMOs (3)	96,703	3,929	(5)	100,627
Total securities available-for-sale	$217,891	$11,500	$(55)	$229,336
Securities held-to-maturity
Obligations of states and political subdivisions	$15,075	$561	$(7)	$15,629
Total securities	$232,966	$12,061	$(62)	$244,965

(1) Includes obligations of the Government National Mortgage Association (“GNMA”).

(2) Includes obligations of the Federal Home Loan Mortgage Corporation (“FHLMC”) and Fannie Mae Mortgage Association (“FNMA”).

(3) Includes obligations issued or guaranteed by FNMA, FHLMC or GNMA.

          The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows at December 31, 2009:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Obligations of U.S. government agencies and sponsored entities(1)(2)	$95,498	$1,560	$(745)	$96,313
Obligations of states and political subdivisions	116,864	3,580	(366)	120,078
Other mortgage-backed securities, includes CMOs (3)	70,985	1,156	(58)	72,083
Total securities available-for-sale	$283,347	$6,296	$(1,169)	$288,474
Securities held-to-maturity
Obligations of states and political subdivisions	$12,793	$547	$9	$13,331
Total securities	$296,140	$6,843	$(1,160)	$301,805

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

          The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	September 30, 2010
(in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale

Collateralized mortgage obligations	$1,239	$(5)	$0	$—	$1,239	$(5)
Obligations of states and political subdivisions	2,944	(38)	599	(12)	3,543	(50)

Total temporarily impaired securities	$4,183	$(43)	$599	$(12)	$4,782	$(55)

Securities held-to-maturity
Obligations of states and political subdivisions	$475	$(3)	$329	$(4)	$804	$(7)

	December 31, 2009
(in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government agencies and government-sponsored entities (“GSEs”) (1)(2)	$39,012	$(745)	$7	$—	$39,019	$(745)
Obligations of states and political subdivisions	17,114	(255)	5,344	(120)	22,458	(375)
Collateralized mortgage obligations	8,006	(58)	0	0	8,006	(58)
Total temporarily impaired securities	$64,132	$(1,058)	$5,351	$(120)	$69,483	$(1,178)

(1) Includes obligations of GNMA.

(2) Includes issues from FNMA and FHLMC.

          The unrealized loss on available-for-sale securities is included in other accumulated comprehensive income on the consolidated balance sheets. Management has concluded that no individual unrealized loss as of September 30, 2010, identified in the preceding table, represents other-than-temporary impairment. The Corporation does not intend to sell nor would it be required to sell the securities shown in the table with unrealized losses before recovering their amortized cost.

          Maturities of investment securities classified as available-for-sale and held to maturity were as follows at September 30, 2010:

(in thousands)	Adjusted Carrying Value	Fair Value
Available-for-sale:
Due in one year or less	$1,727	$1,765
Due after one year through five years	17,225	18,350
Due after five years through ten years	56,541	59,963
Due after ten years	45,695	48,631
	121,188	128,709
Mortgage-backed securities	45,650	47,049
Collateral mortgage obligations	51,053	53,578
	$217,891	$229,336

Held-to-maturity:
Due in one year or less	$3,197	$3,209
Due after one year through five years	7,989	8,343
Due after five years through ten years	3,581	3,769
Due after ten years	308	308
	$15,075	$15,629

          Proceeds from sales of investment securities available-for sale was $42.9 million for the first nine months of 2010 compared to $44.6 million for the first nine months of 2009. Net gains were realized of $722,000 and $799,000 for the first three quarters of 2010 and 2009, respectively. The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $219.7 million at September 30, 2010 and $283.0 million at December 31, 2009.

NOTE 8 – LOANS

          The composition of the loan portfolio, excluding loans held for sale was as follows:

(in thousands)	September 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total

Agricultural	$71,738	9.9%	$76,918	9.6
Commercial (1)	139,876	19.2	244,049	30.6
Real Estate:
1-4 family residences	95,936	13.2	123,374	15.4
Agricultural	45,825	6.3	61,022	7.6
Construction (1)	105,830	14.5	24,118	3.0
Commercial	206,316	28.3	198,914	24.9

Total Real Estate	453,907	62.3	407,428	51.1

Installment	62,253	8.6	69,679	8.7

Total loans	$727,774	100.0%	$798,074	100.0

(1) Loans previously classified as commercial have been reclassified as construction.

          During 2010 and 2009, the Corporation experienced a higher level of charge-offs due in part to the economic environment, particularly in the commercial sector. Accordingly, with the higher charge-offs and the increased level of non-performing loans, the Corporation recorded a provision for loan losses of $13.3 million for the nine months ended September 30, 2010 compared to $11.1 million for the year ended December 31, 2009. Changes in the allowance for loan losses for the period ended September 30, 2010 and December 31, 2009 were as follows:

(in thousands)	September 30, 2010	December 31, 2009

Balance beginning of the year	$12,075	$5,064
Provision for loan losses	13,300	11,062
Loans charged-off	6,982	4,256
Recoveries of loans previously charged off	(160)	(205)
Balance end of the period	$18,553	$12,075

NOTE 9 — FAIR VALUE OF ASSETS AND LIABILITIES

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

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Financial Accounting Standards Board Accounting Standards Codification 820 (“ASC 820”), “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 has been applied prospectively as of the beginning of the period.

          Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet.

Available-for-Sale Securities

          The fair value of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Corporation has no securities classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination or, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include Obligations of U.S. Treasury securities, Obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, and collateralized mortgage obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Corporation has no securities classified within Level 3.

          The following table presents the Corporation’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which the fair value measurements fall as of September 30, 2010 and December 31, 2009 (in thousands):

September 30, 2010		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Significant Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Available-for-sale securities
United States Government and Federal agency and U.S. Government sponsored Enterprises (GSEs)	$10,822	$—	$10,822	$—

State and Municipal	117,887	—	117,887	—
Collateral mortgage obligations:
GSE Residential	100,627	—	100,627	—
Total	$229,336	$—	$229,336	$—

December 31, 2009		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Significant Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Available-for-sale securities United States Government and Federal agency and U.S. Government sponsored Enterprises (GSEs)	$96,313	$—	$96,313	$—

State and Municipal	120,078	—	120,078	—
Collateral mortgage obligations:
GSE Residential	72,083	—	72,083	—
Total	$288,474	$—	$288,474	$—

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

          The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009 (in thousands):

September 30, 2010		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets foe Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans (collateral dependent)	$24,362	—	—	$24,362
Mortgage servicing rights	2,540	—	—	2,540
Other real estate owned	2,752	—	—	2,752

December 31, 2009		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans (collateral dependent)	$7,970	—	—	$7,970
Mortgage servicing rights	3,285	—	—	3,285
Other real estate owned	17,658	—	—	17,658

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

          Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010		December 31, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:

Cash and due from banks	$18,485	$18,485	$15,546	$15,546
Interest-bearing deposits in financial institutions	42,789	42,789	55,527	55,527
Investment securities	244,411	244,965	301,267	301,805
Loans, net, including loans held for sale	710,309	714,443	789,295	793,674
Accrued interest receivable	7,952	7,952	9,267	9,267
Total financial assets	$1,023,946	$1,028,634	$1,170,902	$1,175,819

Financial Liabilities:

Non-interest bearing demand deposits	$133,023	$133,023	$136,026	$136,026
Interest-bearing deposits	826,523	832,251	939,513	945,637
Borrowings	73,077	84,192	104,848	119,301
Accrued interest payable	1,641	1,641	2,999	2,999
Total financial liabilities	$1,034,264	$1,051,107	$1,183,386	$1,203,963

Unrecognized financial instruments (net of contract amount)

Commitments to originate loans	$—	$—	$—	$—
Lines of credit	—	—	—	—
Letters of credit	—	—	—	—

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

NOTE 10 – INCOME TAXES

          A reconciliation of income tax expense at 34 percent of pre-tax income to the Corporation’s actual tax expense (benefit) for the three and nine-month periods ended September 30 are shown below:

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Computed “expected” tax (benefit) expense	$(1,265)	$83	$(1,533)	$1,182

Increase (decrease) in income taxes resulting from:
Tax-exempt income	(464)	(483)	(1,388)	(1,297)
State income tax, net of federal tax effect	(53)	(24)	(157)	133
Bank-owned life insurance income	(77)	(80)	(236)	(245)
Other, net	(154)	(12)	(166)	(111)
Actual tax benefit	$(2,013)	$(516)	$(3,480)	$(338)

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

          The Bank’s board and management have taken relevant actions to comply with the terms of this Agreement, including the implementation of remediation steps to protect its interest in criticized assets, enhanced workout plans among other steps.

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three and nine month periods ended September 30, 2010 and 2009

          The following discussion provides information about Princeton National Bancorp, Inc.’s (“PNBC” or the “Corporation”) financial condition and results of operations for the three and nine month periods ended September 30, 2010 and 2009. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Corporation’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the effect of the current severe disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the weakening state of the United States economy, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including a discussion of these and additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s 2009 Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 1A. Risk Factors.”

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

Allowance for Loan Losses

          The Corporation believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. We determine probable incurred losses inherent in our loan portfolio and establish an allowance for those losses by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, we use organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents our best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. We evaluate our allowance for loan losses monthly. If our underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

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

Other Real Estate Owned

          Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense.

Deferred Income Tax Assets/Liabilities

          A net deferred income tax asset arises from differences in the dates that items of income and expense enter into reported income and taxable income. Deferred tax assets and liabilities are established for these items as they arise. From an accounting standpoint, deferred tax assets are reviewed to determine if they are realizable based on the historical level of taxable income, estimates of future taxable income and the reversals of deferred tax liabilities. In most cases, the realization of the deferred tax asset is based on future profitability. If we were to experience net operating losses for tax purposes in a future period, the realization of our deferred tax assets would be evaluated for a potential valuation reserve.

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

Mortgaging Service Rights (“MSRs”)

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

          At the end of each quarter, the Corporation assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period. A more detailed description of the fair values measured at each level of the fair value hierarchy can be found in Note 9 — “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS

          Effective as of March 15, 2010, Citizens First National Bank, entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “Comptroller”) that contains provisions to lower nonperforming loan levels and foster improvement in the Bank’s policies and procedures with respect to the Bank’s allowance for loan and lease losses and loan risk rating system. The Bank has addressed all of these requirements.

          Pursuant to the Agreement, the Bank’s board is required to review the adequacy of the Bank’s allowance for loan and lease losses and to establish a program for the maintenance of an adequate allowance. A copy of the board’s program is required to be submitted to the Comptroller for review. The program has been completed and is reviewed quarterly by the Bank’s Board of Directors in order to verify management is maintaining an adequate allowance.

          The Bank is also required to take immediate action to protect its interest in criticized assets identified in the Bank’s most recent Report of Examination with the Comptroller and to adopt individual written workout plans with respect to such assets. A copy of the workout plans is required to be submitted to the Comptroller with respect to any criticized asset equal to or exceeding $100,000. The Bank adopted individual quarterly workout plans for all criticized assets equal to or exceeding $100,000 as of September 30, 2010 and sent them to the Comptroller in October. Additionally, the Bank is prohibited from extending any additional credit to any borrower whose loan is criticized, unless a majority of the Bank’s board (or appropriate committee) has determined that the extension is necessary to promote the best interests of the Bank and such determination is properly recorded.

          Under the Agreement, the board must also ensure that the Bank’s internal ratings of credit relationships are timely, accurate, and consistent with the regulatory credit classification criteria set forth in the Comptroller’s Handbook and related authority. The board must also ensure that any loan relationship with a high probability of payment default or other well-defined weakness is rated no better than “substandard,” regardless of the existence of certain other mitigants that could reduce credit risk. The internal loan review staff has been expanded, as has the scope of their loan reviews. Considerable progress has been made in meeting the loan review scope and evaluating and verifying internal loan ratings in a timely, accurate and consistent basis with credit classification criteria set forth in the Comptroller’s Handbook. The Board of Directors’ Loan Committee has directed risk management to refine its loan review methodology in grading to ensure that loans with a probability of payment default or well-defined weaknesses are graded substandard regardless of mitigating controls which might reduce credit risk. The Directors’ Loan Committee monitors this process with bi-monthly meetings and reviews loan review reports to ensure compliance with the terms of the Agreement.

RESULTS OF OPERATIONS

          The Corporation incurred a net loss for the third quarter of 2010 of ($1,911,000), as compared to net income of $760,000 in the third quarter of 2009. The net loss available to common stockholders for the third quarter of 2010 was ($2,232,000), as compared to net income available to common stockholders of $440,000 for the third quarter of 2009. For the third quarter of 2010, basic and diluted loss per common share available to common stockholders was ($0.67), as compared to earnings of $0.13 for both basic and diluted share in the third quarter of 2009. The decrease in earnings for the third quarter of 2010 as compared to the third quarter of 2009 is the result of an increase of $4.3 million recorded in loan loss provision expense (please refer to the Asset Quality and Allowance for Loan Loss sections below for more detail). The net income (loss) available to common stockholders to average assets was (0.79%) and 0.14% for the third quarters of 2010 and 2009, respectively. The net income (loss) available to common stockholders to average stockholder equity was (11.28%) and 1.75% for the third quarters of 2010 and 2009, respectively.

          The Corporation incurred a net loss for the first nine months of 2010 of ($1,232,000), as compared to net income of $3,815,000 for the first nine months of 2009. The net loss available to common stockholders for the first nine months of 2010 was ($2,194,000), as compared to net income of $2,929,000 for the first nine months of 2009. For the first nine months of 2010 basic and diluted loss per common share available to common stockholders was ($0.66), as compared to earnings of $0.89 for both basic and diluted share in the first nine months of 2009. The decrease in earnings for the first nine months of 2010 as compared to the first nine months of 2009 is attributed to a $8.3 million increase in loan loss provisions, a $527,000 decrease in mortgage banking income and a $746,000 increase in other real estate expenses. These negative events were partially offset by an increase of $2.0 million in net interest income. The net income (loss) available to common stockholders to average assets was (0.25%) and 0.32% for the first nine months of 2010 and 2009, respectively. The net income (loss) available to common stockholders to average stockholder equity was (3.80%) and 4.07% for the first nine months of 2010 and 2009, respectively.

          Net interest income before the provision for loan losses was $9,245,000 for the third quarter of 2010, as compared to $8,883,000 for the third quarter of 2009, respectively. This $362,000 (or 4.1%) increase was driven by lower rates resulting in a lower cost of funds. Accordingly, the net interest margin on average interest-earning assets increased to 4.14% in the third quarter of 2010 compared to 3.40% in the third quarter of 2009.

          Net interest income before the provision for losses was $27.9 million for the first nine months of 2010, as compared to $25.9 million for the first nine months of 2009, respectively. This $2.006 million (or 7.7%) increase was driven by reductions in interest expenses from the lower cost of deposits and borrowings. The net interest margin on average interest-earning assets increased to 4.00% in the first three quarters of 2010 compared to 3.45% in the third quarter of 2009. For the first nine months of 2010, the cost of interest-bearing liabilities declined 87 basis points to 1.39%.

          The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio, as well as an evaluation of specific reserves on impaired credits. For the third quarter of 2010, the provision for loan losses increased to $6,725,000 (or 179.0%) from $2,410,000 for the third quarter of 2009. Net charge-offs increased to $4,147,000 in the third quarter of 2010 (by $3.3 million or 412.1%) compared to $810,000 for the third quarter of 2009. Net charge-offs increased in the first nine months of 2010 by $4.5 million (or 192.4%) to $6,822,000 compared to $2,350,000 for the first nine months of 2009. Annualized net loans charged-off to average loans for the first three quarters of 2010 was 1.21% compared to 0.40% in the first three quarters of 2009. Asset quality and the allowance for loan losses are discussed more fully in the sections below.

          Non-interest income totaled $2,474,000 for the third quarter of 2010, as compared to $2,772,000 for the third quarter of 2009 (a decrease of $298,000 or 10.8%). The decrease is primarily the result of an impairment of $333,000 on mortgage servicing rights and a decrease in service charges on deposit accounts of $46,000, primarily a result of a lower number of consumer overdrafts. Offsetting these was an improvement in mortgage banking income of $196,000 over the comparable periods due to increased re-financing activity from the lower interest rate environment. Non-interest income to average assets for the third quarters of 2010 and 2009 was 0.87% and 0.86%, respectively.

          Non-interest income totaled $7,695,000 for the first nine months of 2010, as compared to $9,092,000 for the first nine months of 2009. This decline of $1,397,000 (or 15.4%) is primarily attributed to a $527,000 decrease in mortgage banking income from fewer loans closed, a $366,000 increase in the amount of mortgage servicing right impairment, a $154,000 decrease in trust and farm management fees from a lower total of assets under management, and a $151,000 decline in service charges on deposit accounts from a 12% reduction in the amount of consumer overdrafts. Non-interest income to average assets for the first nine months of 2010 was 0.92%, compared to 0.88% for the first nine months of 2009.

          Total non-interest expense for the third quarter of 2010 was $9,047,000, as compared to $9,001,000 for the first nine months of 2009, representing a marginal increase of $46,000 (or 0.5%). Total non-interest expenses to average assets for the third quarter of 2010 was 3.19% compared to 2.80% for the third quarter of 2009.

          Total non-interest expense for the first nine months of 2010 was $27,149,000, as compared to $26,477,000 for the first nine months of 2009. This increase of $672,000 (or 2.5%) is attributed to a $746,000 rise in other real estate expenses. Additionally, loan collection expenses increased by $167,000 (or 51.4%) and the Corporation also recorded a $110,000 write-down from the appraisal of the land held-for-sale in Elburn. Collectively, all other categories of non-interest expense decreased by $351,000. Total non-interest expense to average assets for the first nine months of 2010 and 2009 was 3.11% and 2.86%, respectively.

INCOME TAXES

          The Corporation recorded an income tax benefit of $2,142,000 for the third quarter of 2010, as compared to an income tax benefit of $516,000 for the third quarter of 2009. The effective tax rate was (52.8%) for the third quarter of 2010, as compared to (211.5%) for the third quarter of 2009. For the first nine months of 2010, the Corporation recorded an income tax benefit of $3,609,000, as compared to an income tax benefit of $338,000 for the first nine months of 2009. The income tax benefit in 2010 is due to a pre-tax loss coupled with the effect of tax-exempt investment interest income. For more information on the Corporation’s income taxes see Note 10 – “Income Taxes” in the Notes to Consolidated Financial Statements.

FDIC

          On September 29, 2009, the Board of Directors of the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC estimated that the total prepaid assessments collected would be approximately $45 billion. The FDIC Board also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years.

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

          Beginning January 1, 2010, and each quarter thereafter, each institution would record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. At September 30, 2010, the Corporation had a remaining prepaid assessment of $4,796,000. This amount is reflected in the category of Other Assets in the Consolidated Balance Sheets. The Corporation recorded $603,000 of federal insurance assessment expense for the third quarter of 2010 and $1.8 million for the first nine months of 2010.

ANALYSIS OF FINANCIAL CONDITION

          Total assets decreased to $1.111 billion at September 30, 2010 from $1.261 billion at December 31, 2009. This is part of the Company’s continued plan in 2010 to “right size” the balance sheet in proportion to capital. Total loans decreased to $727.8 million from $798.1 million (a decrease of $70.3 million or 8.8%). Investment securities decreased to $244.4 million from $301.3 million (a decrease of $56.9 million or 18.8%), as part of management’s overall asset/liability management plan to reduce total assets. Other real estate owned increased marginally to $18.4 million from $17.7 million (increase of $714,000 or 4.0%) at December 31, 2009. However, the balance of other real estate owned decreased by $1,329,000 from June 30, 2010.

          Total deposits decreased to $959.5 million at September 30, 2010 from $1.076 billion at December 31, 2009. Time deposits have decreased to $386.0 million from $496.6 million (a decrease of $110.6 million or 22.3%). Demand deposits have decreased to $133.0 million from $136.0 million (a decrease of $3.0 million or 2.2%). Interest-bearing deposits decreased to $368.3 million from $374.6 million (a decrease of $6.3 million or 1.7%). Savings deposits have increased to $72.2 million from $68.3 million (an increase of $3.9 million or 5.7%). Deposit pricing reductions have resulted in decreases in preferred time deposits (public funds) and other time deposits with some funds flowing into other interest-bearing deposit products. The Corporation has no wholesale brokered CDs, but does offer its depositors access to the CDARS program. The CDARS deposits are considered for regulatory reporting purposes to be brokered CDs. CDARS is a network of financial institutions that provides for increased FDIC coverage. (For example, when you place a large deposit with a CDARS Network member, that institution uses the CDARS service to place your funds into CDs issued by other members of the CDARS Network. This occurs in increments below the standard FDIC insurance maximum so that both principal and interest are eligible for FDIC insurance.) The Corporation had $22.7 million of CDARS deposits at September 30, 2010, compared to $43.8 million at December 31, 2009.

          Total borrowings decreased to $73.1 million at September 30, 2010 from $104.8 million at December 31, 2009. Customer repurchase agreements have decreased to $31.3 million from $47.3 million (a decrease of $16.0 million or 33.9%). Advances from the Federal Home Loan Bank have decreased to $16.0 million from $31.5 million (a decrease of $15.5 million or 49.2%). The maturing advances had interest rates between 2.00% and 3.60% which, by not being renewed, has helped to improve the Corporation’s net interest margin.

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

LOANS

          The Corporation’s loan portfolio largely reflects the profile of the communities in which it operates. The Corporation essentially offers four types of loans: agricultural, commercial, real estate and consumer installment. The Corporation has no foreign loans. The following table summarizes the Corporation’s loan portfolio excluding loans held-for-sale:

(in thousands)	September 30, 2010		December 31, 2009		Change
	Amount	% of Total	Amount	% of Total	Amount	Percentage

Agricultural	$71,738	9.9%	$76,918	9.6%	($5,180)	(6.7)%
Commercial (1)	139,876	19.2	244,049	30.6	($104,173)	(42.7)
Real Estate:
1-4 family residences	95,936	13.2	123,374	15.4	(27,438)	(22.2)
Agricultural	45,825	6.3	61,022	7.6	(15,197)	(24.9)
Construction (1)	105,830	14.5	24,118	3.0	81,712	338.8
Commercial	206,316	28.3	198,914	24.9	7,402	3.7
Total Real Estate	453,907	62.3	407,428	51.1	46,479	11.4
Installment	62,253	8.6	69,679	8.7	(7,426)	(10.7)
Total loans	$727,774	100.0%	$798,074	100.0%	($70,300)	(8.8)%
Total assets	$1,111,840		$1,260,730
Loans to total assets		65.5%		63.3%

(1)	Loans previously classified as commercial have been reclassified as construction.

          Total loans decreased to $727.8 million from $798.1 million (a decrease of $70.3 million or 8.8%), as part of management’s overall asset/liability management plan to increase liquidity and reduce assets. The Corporation continues to work with borrowers to resolve problem loan situations. Commercial and total real estate loan figures were affected by a call report reclassification review of the loan portfolio. Commercial loans declined at September 30, 2010 to $139.9 million (a decrease of $104.2 million or 42.7%) largely due to the reclassification review. Construction loans increased at September 30, 2010 to $105.8 million (an increase of $81.7 million or 338.8%) largely due to the reclassification review. 1-4 family loans declined to $95.9 million (a decrease of 27.4 million or 22.2%) due to loan repayments including prepayments and customers’ refinancing elsewhere. Loans to total assets at September 30, 2010 compared to December 31, 2009 increased to 65.5% from 63.3%, despite the loan portfolio decline of $70.3 million (resulting from loan payoffs and pay downs with little demand for new loans).

ASSET QUALITY

          For the first nine months of 2010, the subsidiary bank charged off $6,982,000 of loans and had recoveries of $160,000, compared to charge-offs of $2,507,000 and recoveries of $157,000 during the first nine months of 2009. A detailed breakdown of the types of loan charge-offs and recoveries can be found in the table in the allowance for loan losses section.

          Non-performing loans increased to $82.7 million or 11.4% of loans at September 30, 2010, as compared to $58.6 million or 7.3% of loans at December 31, 2009. Loans are considered non-performing once the loan has become past due 90 days or more, is placed on non-accrual or is a troubled debt restructuring. Once the loan is deemed a non-performing loan, the loan officer begins completing a Problem Asset Workout Summary. These are prepared on a quarterly basis. This includes a review of the collateral. If the estimated current collateral value is in significant excess of the outstanding debt, a new appraisal is not ordered. If the collateral value is not in significant excess of the outstanding debt, the loan officer will determine if a new appraisal should be ordered based on their knowledge of the current market in the collateral’s area. Once the Company determines that full collection of the principal of the debt owed is not likely, the Company will order new appraisals. If the estimated fair value represented in the new appraisal is less than the outstanding debt, a charge-off is recorded equal to the difference between the discounted collateral value and the outstanding debt. The determination of a specific reserve or charge-off is reviewed on a monthly basis by the Company. At September 30, 2010 non-accrual loans were $73.7 million compared to $42.6 million at December 31, 2009. The total amount of loans ninety days or more past due and still accruing interest at September 30, 2010 was $1,438,000 compared to $2,087,000 at December 31, 2009.

          In regard to restructured loans, when a loan is restructured, the Loan Officer is required to document the basis for the restructure, obtain current and complete credit and cash flow information and identify a specific repayment plan that would retire the debt. This information is provided to the Credit Analyst department which prepares a thorough credit presentation. The credit presentation includes the modified terms of the loan, a collateral analysis and a cash flow analysis based on the modified terms of the loan. The credit presentation is presented to the Directors’ Loan Committee for approval. At the time a loan is restructured, the Company considers the repayment history of the loan and the value of the collateral. If the principal or interest is due and had remained unpaid for 90 days or more and the loan is not well-secured, the loan is placed on nonaccrual status. If the principal and interest payments are current and the loan is well-secured, the restructured loan continues to accrue interest. Once a loan is placed on nonaccrual status, the borrower is required to make current principal and interest payments based on the modified terms for a period of at least six months before returning the loan to accrual status.

          At September 30, 2010, the Corporation had $8,513,000 of restructured loans included in the non-accrual line item below. Additionally, the Corporation had $7,518,000 of loans that were restructured and still accruing interest at September 30, 2010. Of the $7,518,000, $6,034,000 of these loans are performing in accordance with the modified terms. The following table provides information (in thousands) about the Corporation’s non-performing assets:

	September 30, 2010	December 31, 2009	September 30, 2009

Non-accrual	$73,699	$42,593	$38,143
90 days past due still accruing	1,438	2,087	370
Restructured	7,518	13,941	—
Total non-performing loans	$82,655	$58,621	$38,513
Other real estate owned	18,372	17,658	16,182
Total non-performing assets	$101,027	$76,279	$54,695

Non-performing loans to total loans	8.91%	7.35%	2.88%
Non-performing assets to total assets	7.59%	6.05%	2.96%

          Impaired loans totaled $64.4 million, at September 30, 2010 compared to $44.1 million at December 31, 2009. Of the $64,366,910 in impaired loans, the Corporation relied on third party appraisals for $62,918,285 of the impaired loans. Of the $62,918,285, approximately $17.8 million or 28.2% of the impaired loans had current third party appraisals which were relied upon. These appraisals were completed within twelve months of September 30, 2010. The appraisals for the remaining $45.2 million in impaired loans in which third party appraisals were obtained had not been updated as the fair value in the last appraisal received and the current estimated value were in significant excess of the outstanding debt. The average loan to fair value for the $45,166,088 was approximately 55%. Collateral values which are not based on current appraisals are discounted 10% to 20% in the collateral evaluation in addition to the already required 10% discount. The initial 10% discount is due to the anticipated selling costs of the collateral. The additional discount is based on several factors. These factors include the loan officer’s review of the collateral and its current condition, the Company’s knowledge of the current economic environment in the collateral’s market, and the Company’s past experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and the decline in the real estate market since the appraisal was obtained.

          For all impaired loans, the loan officer completes a Problem Asset Workout Summary on a quarterly basis. This summary includes a review of the collateral. If the estimated current collateral value is in significant excess of the outstanding debt, a new appraisal is not ordered. If the collateral value is not in significant excess of the outstanding debt, the loan officer will determine if a new appraisal should be ordered based on their knowledge of the current market in the collateral’s area. If the appraisal is more than one year old at the date of the analysis, the loan officer must consider discounting the collateral an additional 10% to 20% based on the current market conditions. This is in addition to the original discount of 10% on the collateral value when the appraisal is first received. The amount of the discount and the reason for the discount is documented on the Problem Asset Workout Summary.

          There were charge-offs of $1,220,738 through December 31, 2009 on impaired loans of $5,678,561 out of the $44,115,796 in total impaired loans as of December 31, 2009. There were specific valuation allowances of $234,360 on these loans of $5,678,561 at December 31, 2009 and $3,007,217 was charged off on these loans in 2010 through September 30, 2010. On the total impaired loans of $44,115,796 at December 31, 2009, $4,993,860 has been charged-off in 2010 through September 30, 2010. Therefore, through September 30, 2010, the total amount of charge-offs on the December 31, 2009 impaired loans was $6,214,598. The charge-offs were based on the fair values in the most recently obtained third party appraisals. The fair values in the appraisals on impaired loans were discounted by 10% to 40% to obtain the estimated fair value based on the loan officer’s review of the collateral and its current condition, the Company’s knowledge of the current economic environment in the collateral’s market, and the Company’s past experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and the decline in the real estate market since the appraisal was obtained. This was in addition to the 10% discount on the collateral as already required by the Company. The fair value from the appraisal was discounted to determine a reasonable amount the Bank would receive in the liquidation of the collateral. The estimated fair value was then compared to the outstanding loan balance and the difference was charged-off.

          The Company requires appraisals on real estate if the loan is over $250,000 or if the collateral is commercial real estate at the time of origination of the loan. If the appraisal is not within one year of the reporting period, the loan officer provides an additional discount on the collateral based on the loan officer’s review of the collateral and its current condition, the Company’s knowledge of the current economic environment in the collateral’s market, and the Company’s past experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and the decline in the real estate market since the appraisal was obtained. This additional discount is usually 10% to 20%. If the loan is below $250,000 and is not commercial real estate, an internal valuation of the collateral may be used, but must be completed by a staff member who has no involvement in the credit decision. Underlying collateral consisting of vehicles, equipment or other assets is valued using information provided by the borrower. The loan officer must confirm the existence of the assets and provide adequate discounts on the value of the collateral when determining its adequacy to cover the loan.

          The following is the Company’s impaired loans with and without valuation reserves by loan type as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Unpaid Principal Balance	Related Allowance

Impaired loans without a valuation allowance:
Commercial	$10,542	$—
Commercial - real estate	6,400	—
Commercial - real estate development	20,648	—
Residential real estate development	1,497	—
	39,087	—

Impaired loans with a valuation allowance:
Commercial	928	332
Commercial - real estate	2,498	246
Commercial - real estate development	21,084	4,976
Residential real estate development	770	20
	25,280	5,574

Total:
Commercial	11,470	332
Commercial - real estate	8,898	246
Commercial - real estate development	41,732	4,976
Residential real estate development	2,267	20
	64,367	5,574

	December 31, 2009
	Unpaid Principal Balance	Related Allowance

Impaired loans without a valuation allowance:
Commercial	$1,861	$—
Commercial - real estate	4,927	—
Commercial - real estate development	16,450	—
Residential real estate development	6,502	—
	29,740	—

Impaired loans with a valuation allowance:
Commercial	859	325
Commercial - real estate	—	—
Commercial - real estate development	10,380	2,020
Residential real estate development	3,137	560
	14,376	2,905

Total:
Commercial	2,720	325
Commercial - real estate	4,927	—
Commercial - real estate development	26,830	2,020
Residential real estate development	9,639	560
	$44,116	2,905

ALLOWANCE FOR LOAN LOSSES

          The Company’s allowance for loan losses (ALL) has two components. The first component is based upon individual review of nonperforming, substandard or other loans identified at a risk for loss and deemed impaired. This includes nonperforming loans, which consist of nonaccrual loans, loans past due over 90 days and troubled debt restructurings, designated as impaired as defined by accounting and regulatory guidance, and are evaluated for probable loss on an individual basis. As of September 30, 2010, the loans with specific valuation reserves totaled $33.9 million with a reserve of $8.0 million or 43.1% of the allowance for loan losses balance. As of December 31, 2009, the loans with specific valuation reserves totaled $12.2 million with a reserve of $4.5 million or 37.0% of the total allowance for loan losses balance.

          The second component is based upon expected but unidentified losses inherent in our loan portfolio. The second component is determined utilizing the Company’s most recent three year net charge-off history which is then adjusted for qualitative and quantitative factors. These reserve percentages are reviewed on a quarterly basis by an Allowance for Loan and Lease Loss Review Committee which is comprised of members of management, including lending and risk management. The qualitative and quantitative factors considered include economic conditions, changes in underwriting practices, changes in the value of collateral, changes in the portfolio volume, staff experience, past due and nonaccrual loans, loan review oversight, concentrations of loans and competition. Loans without a specific valuation allowance of $715.9 and $788.4 million had a reserve of $8.8 and $7.5 million as of September 30, 2010 and December 31, 2009, respectively. While the balance of the loans decreased, the reserve increased. This was due to the continued deterioration in the economic environment in which the Company operates and the increase in the Company’s nonperforming loans.

          The allowance for loan losses was 2.55% and 1.51% of total loans as of September 30, 2010 and December 31, 2009, respectively. The annualized net losses as a percentage of loans were 1.21% as of September 30, 2010, compared to net losses as a percentage of loans of 0.54% for the year ended December 31, 2009.

          While the allowance for loan losses as a percentage of non-performing loans is low, the allowance for loan losses is considered adequate based on the monitoring of the non-performing loans and the Company’s actual loss history. The allowance for loan losses calculation takes into consideration the continuing economic declines and the increase in the non-performing loans in the quantitative and qualitative factors used to adjust the reserve percentages on loans not specifically reserved for in the calculation. The monitoring of the non-performing loans includes a review of the appraisals and the need for current appraisals.

          The allowance for possible loan losses shown in this table below represents the allowance available to absorb losses within the portfolio (in thousands):

(in thousands)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009

Amount of loans outstanding at end of period (net of unearned interest)	$727,774	$798,074
Average amount of loans outstanding for the period (net of unearned interest)	$756,301	$743,877
Allowance for possible loan losses at beginning of the period	$12,075	$5,064
Charge-offs:
Agricultural	0	21
Agricultural real estate	68	0
Commercial	905	1,253
Commercial real estate	590	236
Commercial real estate construction	4,493	1,263
Residential real estate	616	275
Home equity	54	0
Installment	256	1,208
Total charge-offs	6,982	4,256
Recoveries:
Agricultural	0	0
Agricultural real estate	0	0
Commercial	40	27
Commercial real estate	0	0
Commercial real estate construction	0	15
Residential real estate	0	0
Home equity	0	0
Installment	120	163
Total recoveries	160	205
Net loans charged-off	6,822	4,051
Provision for loan losses	13,300	11,062
Allowance for possible loan losses at end of period	$18,553	$12,075

Net loans charged-off to average loans (annualized)	1.21%	0.54%
Allowance for possible loan losses to total to non-performing loans	22.44%	20.60%
Allowance for possible loan losses to total loans at end of period (net of unearned interest)	2.55%	1.51%

          The allowance for loan losses increased to 2.55% of total loans at September 30, 2010 compared to 1.51% at December 31, 2009. This increase was determined by management to be appropriate due to the increases in classified assets, specific reserves for impaired loans, nonperforming loans and the on-going general economic slowdown. The Corporation’s management analyzes the allowance for loan losses monthly and believes the current level of allowance is adequate to meet probable losses as of September 30, 2010.

CAPITAL RESOURCES

          Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the differences in the level of risk assets. At September 30, 2010, total risk-based capital of the Corporation was 12.31%, compared to 11.50% at December 31, 2009. The Tier 1 capital ratio increased from 7.26% at December 31, 2009, to 8.01% at September 30, 2010. Total stockholders’ equity to total assets at September 30, 2010 increased to 6.88% from 5.92% at December 31, 2009.

LIQUIDITY

          Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity of investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows used in financing activities, offset by those provided by investing and operating activities, resulted in a net decrease in cash and cash equivalents of $9.8 million from December 31, 2009 to September 30, 2010. This decrease was primarily the result of net decreases in deposits and borrowings, offset by proceeds received from the sale of investment securities and a decrease in loans. For more detailed information, see the Corporation’s Consolidated Statements of Cash Flows.

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

          The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. At September 30, 2010, commitments to extend credit and standby letters of credit were approximately $91.9 million and $3.7 million respectively.

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

LAND HELD FOR SALE

The Corporation owns separate lots in Elburn, Aurora and Somonauk, Illinois that have been removed from the land balance and are now shown on the Corporation’s balance sheet as land held-for-sale, at the lower of cost or market. The land in Elburn, approximately 2 acres, was purchased in 2003 for $930,000 in anticipation of the construction of a branch facility. An updated appraisal was received in September, 2010 indicating the fair value to be $820,000. A write-down of $110,000 was recorded to non-interest expense. The land in Aurora, consisting of two lots remaining from the original purchase of fourteen acres in 2004 which was used to construct a branch facility has a cost basis of $1,344,000. An updated appraisal was also received on these two lots indicating a fair market value above the carrying cost. The land in Somonauk, acquired in 2005 during the acquisition of FSB Bancorp, Inc., consists of approximately two acres with a cost basis of $80,000, well below the fair market value.

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

	Nine Months Ended, September 30, 2010			Nine Months Ended, September 30, 2009
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets

Interest-bearing deposits	$55,740	$104	0.25%	$45,982	$76	0.22%
Taxable investment securities	126,124	3,689	3.91%	173,583	5,732	4.41%
Tax-exempt investment securities	125,812	6,097	6.48%	120,498	5,852	6.49%
Federal funds sold	132	0	0.00%	176	0	0.00%
Net loans (1)	699,391	30,171	5.77%	745,030	33,602	6.03%

Total interest-earning assets	1,007,199	40,061	5.32%	1,085,269	45,262	5.58%

Average non-interest earning assets (2)	161,664			151,002

Total average assets	$1,168,863			$1,236,271

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$374,249	2,332	0.83%	$279,587	2,590	1.24%
Savings deposits	72,979	46	0.08%	65,638	38	0.08%
Time deposits	426,437	5,970	1.87%	578,414	12,451	2.88%
Interest-bearing demand notes issued to the U.S. Treasury	989	0	0.00%	942	0	0.00%
Federal funds purchased	0	0	0.00%	339	1	0.39%
Customer repurchase agreements	37,499	217	0.77%	35,299	294	1.11%
Advances from Federal Home Loan Bank	23,670	373	2.11%	32,495	722	2.97%
Trust preferred securities	25,000	1,025	5.48%	25,000	1,065	5.70%
Note payable	0	0	0.00%	3,175	96	4.04%

Total interest-bearing liabilities	960,823	9,963	1.39%	1,020,889	17,257	2.26%

Net yield on average interest-earning assets		$30,098	4.00%		$28,005	3.45%

Average non-interest-bearing liabilities	130,824			117,249

Average stockholders’ equity	77,216			98,133

Total average liabilities and stockholders’ equity	$1,168,863			$1,236,271

(1) Excludes nonaccrual loans and overdrafts.
(2) Includes nonaccrual loans and overdrafts.

          The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Nine Months Ended September 30,
	2010	2009
Net interest income as stated	$27,913	$25,907
Tax equivalent adjustment-investments	2,073	1,990
Tax equivalent adjustment-loans	112	108

Tax equivalent net interest income	$30,098	$28,005

Schedule 7

Controls and Procedures

(a)

     Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. The President and Chief Executive Officer, and Executive Vice-President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, they concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

     Internal controls. There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that materially affected or is reasonably likely to materially affect those controls.