Form 10-K/A
period 2009-12-31
PRINCETON NATIONAL BANCORP INC
filed 2011-01-12
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
Commission File Number 0-20050
PRINCETON NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-32110283

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

606 South Main Street Princeton, Illinois	61356-2080

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (815) 875-4444
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock Preferred Share Purchase Rights	The Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Sections 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
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
     Portions of the following documents are incorporated by reference:
     2010 Notice and Proxy Statement for the Annual Meeting of Stockholders April 27, 2010 (the “Proxy Statement”) — Part III and portions of the Corporation’s 2009 Annual Report (the “Annual Report”) — Part II

Explanatory Note
Signatures
Part IV
Item 15. Exhibits and Financial Statement Schedules
Signatures
Exhibit Index
Exhibit 31.1
Exhibit 31.2
EX-31.1
EX-31.2

Explanatory Note
     Princeton National Bancorp, Inc., a Delaware corporation (“Princeton”), is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission on March 29, 2010, in order to include the dates corresponding to the directors’ signatures which appeared on the signature page to the original Form 10-K. These dates were inadvertently omitted in the original Form 10-K.
     Except as described above, Amendment No. 1 does not amend any other item of the Form 10-K and does not modify or update in any way the disclosures contained in the original Form 10-K.
     New certifications of our principal executive officer and principal financial officer are included as exhibits to this Amendment No. 1 to Form 10-K.

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

Signature	Title	Date

/s/ Thomas D. Ogaard	President & Chief Executive Officer & Director	March 25, 2010
Thomas D. Ogaard	(Principal Executive Officer)

/s/ Todd D. Fanning	Executive Vice-President & Chief Financial Officer & Director	March 25, 2010
Todd D. Fanning	(Principal Accounting and Financial Officer)

/s/ Craig O. Wesner	Chairman of the Board
Craig O. Wesner

/s/ Daryl Becker	Director	March 25, 2010
Daryl Becker

s/ Gretta E. Bieber	Director
Gretta E. Bieber

/s/ Gary C. Bruce	Director	March 25, 2010
Gary C. Bruce

/s/ Sharon L. Covert	Director	March 25, 2010
Sharon L. Covert

/s/ John R. Ernat	Director
John R. Ernat

s/ Donald E. Grubb	Director	March 25, 2010
Donald E. Grubb

/s/ Mark Janko	Director
Mark Janko

/s/ Willard Lee	Director
Willard Lee

/s/ Ervin I. Pietsch	Director
Ervin I. Pietsch

/s/ Stephen W. Samet	Director	March 25, 2010
Stephen W. Samet

PART IV
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
Thomas D. Ogaard, President and Chief Executive Officer
Date: January 12, 2011

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

31.1	Certification of Thomas D. Ogaard required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).