Form 10-K
period 2010-12-31
PRINCETON NATIONAL BANCORP INC
filed 2011-03-30
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

          At March 23, 2011, 3,325,941 shares of Common Stock, $5.00 Par Value, were outstanding, and the aggregate market value of the common stock (based upon the closing representative bid price of the common stock on June 30, 2010 of $6.15, the last business day of the Registrant’s most recently completed second quarter, as reported by NASDAQ) held by nonaffiliates was approximately $20,454,537.

Determination of stock ownership by nonaffiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Portions of the following documents are incorporated by reference:

          2011 Notice and Proxy Statement for the Annual Meeting of Stockholders May 10, 2011 (the “Proxy Statement”) - Part III and portions of the Corporation’s 2010 Annual Report (the “Annual Report”) - Part II

Page 1 of 84 pages

PART I

Item 1. Business

          Princeton National Bancorp, Inc. (“PNBC”, the “Corporation”, or the “Company”) is a single-bank holding company which operates in one business segment conducting a full-service banking and trust business through its subsidiary bank, Citizens First National Bank (“Citizens Bank”, “the Bank”, or the “subsidiary bank”). PNBC was incorporated as a Delaware corporation in 1981 in contemplation of the acquisition of all of the outstanding common stock of Citizens Bank and other future acquisitions. At December 31, 2010, the Corporation had consolidated total assets of $1,096,471,000 and stockholders’ equity of $56,861,000.

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

          Corporate policy, strategy and goals are established by the Board of Directors of PNBC. Pursuant to PNBC’s holding company philosophy, operational and administrative policies for the Bank are also established at the holding company level. Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which its offices are located. In 2010, the majority of the directors of PNBC also served as the directors of Citizens Bank, which further assists PNBC to directly implement its policies at Citizens Bank.

Acquisition and Expansion Strategy

          Though distinct economic challenges exist in the current environment that have created the need to manage growth, PNBC continues to seek to identify available opportunities to diversify both its market area and asset base and increase profitability through acquisitions and expansion. PNBC’s goal, as reflected by its acquisition policy, is to resume expansion through the acquisition of established financial service organizations (primarily commercial banks to the extent suitable candidates may be identified) and by expanding into potential high-growth areas. In integrating acquisitions, PNBC focuses on, among other actions, implementing the policies established at Citizens Bank, improving asset quality, the net interest margin, and encouraging community involvement. In 2007, PNBC acquired the Plainfield office of HomeStar Bank and in 2005, PNBC acquired Somonauk FSB Bancorp, Inc. and its subsidiary, Farmers State Bank, with branches in Somonauk, Millbrook, Newark and Sandwich (subsequently merged into Citizens Bank).

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

Citizens First National Bank

          Citizens Bank was organized in 1865 as a national banking association under the National Bank Act. Currently in its one hundred and forty-sixth year, Citizens Bank has twenty-one offices in seventeen different communities in north central Illinois: Aurora, DePue, Genoa, Hampshire, Henry, Huntley, Millbrook, Minooka, Newark, Oglesby, Peru, Plainfield, Plano, Princeton, Sandwich, Somonauk, and Spring Valley.

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

Commercial, Real Estate, and Agricultural Lending

          Citizens Bank’s commercial loan department provides secured and to a much lesser extent unsecured loans, including real estate loans, to companies and individuals for business purposes and to governmental units within the Bank’s market area. As of December 31, 2010, Citizens Bank had commercial loans of $138.3 million (19.6% of the Bank’s total loan portfolio) and commercial real estate loans of $205.3 million (29.2% of the Bank’s total loan portfolio). Citizens Bank has a concentration of commercial loans to the agricultural industry as more fully disclosed below.

          Agricultural and agricultural real estate loans are primarily related to ventures within 30 miles of branch locations. As of December 31, 2010, Citizens Bank had agricultural loans of $78.1 million and agricultural real estate loans of $46.4 million, which represent approximately 11.1% and 6.6%, respectively, of the Bank’s total loan portfolio.

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

          In accordance with its loan policy, Citizens Bank maintains a diversified loan portfolio. Citizens Bank had syndicated loans with other lending institutions totaling $26.7 million at December 31, 2010 (3.8% of the Bank’s total loan portfolio). Citizens Bank does buy and sell loan participations with other community banks. In connection with its credit relationships, Citizens Bank encourages commercial and agricultural borrowers to maintain deposit accounts at the Bank.

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

          Citizens Bank is active in consumer and mortgage lending with approximately $90.9 million in home mortgage loans (12.9% of the Bank’s total loan portfolio) and $56.7 million in consumer installment loans (8.1% of the Bank’s total loan portfolio) as of December 31, 2010. To better serve its retail customers, Citizens Bank is active in the secondary residential mortgage market. As a matter of policy, Citizens Bank does not hold in portfolio, long term, fixed rate, single-family home mortgage loans, however, the servicing of such loans is maintained. As of December 31, 2010, Citizens Bank had $395 million of loans that have been sold, but servicing has been maintained. Management believes customers receive a higher level of quality service with this arrangement. Citizens Bank does not originate sub-prime loans.

          Citizens Bank maintains twenty-five automated teller machines. The Bank is a member of ACCEL/Exchange and NYCE as well as other major nationwide networks such as, CIRRUS and PLUS. To enhance customer service and convenience, Citizens Bank offers ATM & debit cards, which can be used anywhere VISA is accepted, and is viewed as a tremendous benefit to our customers. Citizens Bank also offers a host of Internet Banking services including Online Banking, Mobile Banking and Bill Pay as an additional and convenient alternative delivery mechanism for its product and service line.

          Citizens Bank continues to maintain an intensive sales training program, which includes team coaching, setting goals, measuring results, and reward recognition. In 2010, Citizens Bank continued to focus on making quality product referrals and sales.

Citizens Financial Advisors (“CFA”)

          The Fiduciary and Investment Services departments experienced growth in 2010 through efforts to improve staff through education, technology, and licensing enhancement. Fiduciary Services substantially achieved these objectives by the addition of new Investment and Business Development Officers. The new Investment Officer has enhanced the department’s equity, bond and mutual fund portfolio management abilities, leading to a dramatic improvement in the regular oversight and timeliness of the portfolio’s trading and has improved customer communication. Enhanced portfolio management processes have improved the ability of the new Business Development Officer to offer quality service to prospective new customers.

          Investment Services is focused on the growing need for Financial Planning services as well as the use of Separately Managed Advisory Accounts. Two new Certified Financial Planners have been added to the Client Advisor roster, one each in the Northern and Eastern Regions. In addition, the organic development of a sales assistant into a licensed Client Advisor was accomplished in the Princeton area.

          As of the end of 2010 the Fiduciary Services department was the manager or administrator of 907 trust accounts totaling approximately $175,519 compared to 965 trust accounts totaling approximately $171,429 at December 31, 2009.

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

          The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law on July 21, 2010. The Dodd-Frank Act constitutes one of the most significant efforts in recent history to comprehensively overhaul the financial services industry and will affect large and small financial institutions alike. While some of the provisions of the Dodd-Frank Act take effect immediately, many of the provisions have delayed effective dates and their implementation will require the issuance of numerous new regulations.

          The Dodd-Frank Act deals with a wide range of regulatory issues including, but not limited to: mandating new capital requirements that would require certain bank holding companies to be subject to the same capital requirements as their depository institutions; eliminating (with certain exceptions) trust preferred securities; codifying the Federal Reserve’s Source of Strength doctrine; creating a Bureau of Consumer Financial Protection which will have the power to exercise broad regulatory, supervisory and enforcement authority concerning both existing and new consumer financial protection laws; permanently increasing federal deposit insurance protection to $250,000 per depositor; extending the unlimited coverage for qualifying non-interest bearing transactional accounts until December 31, 2012; increasing the ratio of reserves to deposits minimum to 1.35 percent; assessing premiums for deposit insurance coverage on average consolidated total assets less average tangible equity, rather than on a deposit base; authorizing the assessment of examination fees; establishing new standards and restrictions on the origination of mortgages; permitting financial institutions to pay interest on business checking accounts; limiting interchange fees payable on debit card transactions; and implementing requirements on boards, corporate governance and executive compensation for public companies.

          The complete impact of the Dodd-Frank Act is unknown since many of the substantive requirements will be contained in the many rules and regulations to be implemented. However, the Dodd-Frank Act will have significant and immediate effects on banks and bank holding companies in many areas.

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

          The Bank may declare dividends out of undivided profits, except that until the surplus fund of the Bank is equal to its common capital, no dividend can be declared until one-tenth of the Bank’s net income for the applicable period has been carried to the surplus fund. The Bank, however, cannot declare or pay a dividend, if after making the dividend, the Bank would be undercapitalized. In addition, prior approval of the OCC is required if dividends declared by the Bank in any calendar year will exceed its net income for that year combined with its retained net income for the preceding two years. Under national banking regulations and capital guidelines, as of December 31, 2010, the Bank was authorized to distribute $0 as dividends without prior approval from the OCC, based on net income for 2010 and retained net income for 2008 and 2009. As of January 1, 2011, retained net income for the prior two years was $0 and during 2011 the Bank will need prior approval from the OCC to pay dividends. Future payments of dividends by the Bank will be dependent on individual regulatory capital requirements and levels of profitability. The ability of the Bank to pay dividends may be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy.

          In February, 2011, as required by PNBC’s primary regulator, the Federal Reserve Bank, a resolution of PNBC’s Board of Directors was passed requiring that PNBC obtain written approval from the Federal Reserve Bank prior to any of the following:

•	the declaration or payment of corporate dividends;

•	any increase in debt;

•	any distribution of interest, principal, or other sum associated with subordinated debentures or trust preferred securities; and,

•	the redemption of holding company stock.

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

          At December 31, 2010, PNBC had a total capital to risk-weighted assets ratio of 9.68%, a Tier 1 capital to risk-based assets ratio of 8.40%, and a leverage ratio of 5.76%. PNBC is classified as adequately capitalized for the first ratio and well-capitalized for the last two ratios. At December 31, 2010, the Bank had a total capital to risk-weighted assets ratio of 10.29%, a Tier 1 capital to risk-weighted assets ratio of 9.01%, and a leverage ratio of 6.18%. The Bank is classified as well-capitalized for all three ratios.

          The Bank’s deposits are insured by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (the “FDIC”). As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the Deposit Insurance Fund pursuant to a risk-based assessment system. Pursuant to the Dodd-Frank Act, the basic limit on federal deposit insurance coverage was raised from $100,000 to $250,000 per depositor. In addition, in November 2010, pursuant to the Dodd-Frank Act, the FDIC issued a final rule to provide temporary unlimited deposit insurance coverage for non-interest bearing accounts from December 31, 2010 through December 31, 2012, at no additional surcharge.

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

          Due to a decrease in the reserve ratio of the Deposit Insurance Fund, in October 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (the FDIC has extended this time to eight years). The reserve ratio has now been increased to 1.35% by the Dodd-Frank Act. The FDIC has been directed to offset the effects of increased assessments on depository institutions with less than $10 billion in assets. To achieve these levels, the FDIC is authorized by the Dodd-Frank Act to make special assessments and charge examination fees.

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

          As required by the Dodd-Frank Act, on February 7, 2011, the FDIC adopted a final rule that redefines its deposit insurance premium assessment base to be an insured depository institution’s average consolidated total assets minus average tangible equity. In addition, the FDIC has revised its deposit insurance rate schedules as a consequence of the changes to the assessment base. The proposed rate schedule and other revisions become effective on April 1, 2011.

          On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before October 31, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). The Bank opted out of the Transaction Account Guarantee portion of the TLGP. PNBC and the Bank did not opt out of the Debt Guarantee program, but did not issue any debt under the Debt Guarantee program. The Transaction Account Guarantee was to expire on December 31, 2009; however, it was extended to December 31, 2010 for those participating institutions that did not opt out.

          The Dodd-Frank Act extended unlimited federal deposit insurance until January 1, 2013 to non-interest bearing transaction deposit accounts at all insured depository institutions. This coverage is applicable to all qualifying accounts at any FDIC-insured institution. There is no additional surcharge related to this coverage.

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

          Banks are permitted to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank can establish and acquire additional branches at any location in the state where any bank involved in the merger could have established or acquired branches under applicable federal or state law. Some states prohibited de novo branching or had reciprocity requirements; however, the Dodd-Frank Act removed such restrictions on interstate branching. As a result of the Dodd-Frank Act, interstate branching authority has been expanded and a state or national bank may open a de novo branch in another state if the law of the state where the branch is to be located would permit a state bank chartered by that state to open the branch. PNBC does not have current plans to acquire banking organizations located outside the state of Illinois.

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

          On January 24, 2011, PNBC notified the U.S. Treasury that it will defer regularly scheduled dividend payments on PNBC’s $25.1 million in Series B Preferred Shares and PNBC provided notice to Bank of America, N.A., as successor Trustee by merger, of PNBC’s $25 million in junior subordinated debt securities due 2035 (PNBC Capital Trust I) that PNBC is exercising its right to defer interest payments for a period of twenty (20) consecutive quarterly interest payment periods beginning with the next interest payment period of March 15, 2011, unless PNBC subsequently gives notice that it has elected to shorten such deferral period. By taking these actions, PNBC expects to save approximately $1.7 million in annual cash payments, based on current rates.

          In June 2010, the Federal Reserve issued final guidance to ensure that incentive compensation arrangements at financial institutions take into account risk and are consistent with safe and sound practices. The guidance does not set forth any formulas or pay caps, but sets forth certain principles which companies would be required to follow with respect to employees and groups of certain employees that may expose the institution to material amounts of risk.

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

          Pursuant to the Agreement, the Bank’s Board of Director’s has reviewed on a monthly basis the adequacy of the Bank’s allowance for loan losses and established a program for the maintenance of an adequate allowance. The Bank also took immediate action to protect its interest in criticized assets and to adopt individual written workout plans with respect to such assets. A copy of the workout plans is provided to the OCC on a quarterly basis for any criticized asset equal to or exceeding $100,000. Under the agreement, the board ensures that the Bank’s internal ratings of loan relationships are timely, accurate, and consistent with the regulatory credit classification criteria established by the OCC.

          The Bank’s risk management loan review staff reports independently to the Directors’ Loan Committee. The Directors’ Loan Committee reports further to the Bank’s Board of Directors. Management furnishes its reports and additional documentation to these committees on a regular basis. The internal loan review staff has been expanded, as has the scope of their loan reviews. The Directors’ Loan Committee has directed risk management to refine its loan review grading methodology to ensure that loans with a probability of payment default or well-defined weaknesses are graded substandard regardless of mitigating controls which might reduce the credit risk. The Directors’ Loan Committee monitors this process through bi-monthly meetings and reviews loan review reports to ensure compliance with the terms of the Agreement.

          In the fourth quarter of 2010, the Bank filled a newly created role of Chief Credit Officer and established a credit administration division to oversee the development, maintenance, and monitoring of loan policies & procedures. Other responsibilities of the credit administration division include credit analysis, credit risk management, loan servicing and administration, collections, and the special assets group, as well as loan portfolio analysis and the allowance for loan losses. The functions of the special assets group include loss mitigation and workout of non-performing loans, liquidation of non-performing assets, and other responsibilities to accelerate and maximize loan recoveries. As part of establishing the new credit administration division, the Bank’s Chief Credit Officer identified and engaged experienced personnel to fill key roles within credit administration in continuing to address the Bank’s commitments relative to the Agreement.

Employees

          Because PNBC’s principal activity is its ownership of Citizens Bank, it has a limited number of employees, generally the President and Chief Executive Officer, the Chief Financial Officer, the Corporate Secretary, and certain other officers who are necessary to fulfill the corporate requirements of PNBC. Each of these employees is dually-employed by Citizens Bank which is responsible for payroll.

          As of December 31, 2010, Citizens Bank employed 275 full-time and 88 part-time employees. The Bank offers a variety of employee benefits. Citizens Bank employees are not represented by a union or a collective bargaining agreement, and employee relations are considered to be excellent.

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

          In order to implement PNBC’s community banking philosophy and to promote itself as a community oriented organization, the Bank has a formal officer call program. Nearly every officer of the Bank calls on existing or potential customers and is expected to become actively involved in leadership positions in community organizations. As of December 31, 2010, officers and employees of the Bank participated in approximately 686 community organizations, providing over 16,150 hours of community service.

Available Information

          Our Internet address is www.pnbc-inc.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

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

Item 1A. Risk Factors

          As a smaller reporting company under the SEC’s scaled reporting requirements, the Company is not required to include the information required by Item 1A of Forms 10-Q and 10-K, respectively. Accordingly, this information is omitted from this 10-K filing,

Item 1B. Unresolved Staff Comments

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

Item 4. Reserved

Supplemental Item - Executive Officers

          The following table sets forth information regarding the executive officers:

Name	Age	Position

Thomas D. Ogaard	54	President & Chief Executive Officer
Todd D. Fanning	48	Executive Vice President & COO / CFO
Kenneth W. Grams	46	Executive Vice President & Chief Credit Officer
Jacqualyn L. Karlosky	50	Senior Vice President – Consumer Banking

          Thomas D. Ogaard has been President and Chief Executive Officer of PNBC since February 2, 2010, and was appointed to the Board of Directors of PNBC and Citizens Bank on September 25, 2009. He joined Citizens Bank on August 31, 2009. Mr. Ogaard started his career in banking in 1978 and most recently was employed by State Bank of Park Rapids, Minnesota as Executive Vice President and Chief Loan Officer.

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

          Kenneth W. Grams joined Citizens Bank in 2010 as Executive Vice President & Chief Credit Officer and remains in that capacity. Prior to joining Citizens Bank, Mr. Grams served as Senior Vice President and Chief Administration Officer for Loan Star National Bank, McAllen, Texas from 2009 to 2010 and as Senior Vice President of Credit Administration for Viewpoint Bank, Plano, Texas from 2004 to 2009.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

          (a) Since May 15, 1992, PNBC’s Common Stock has been listed on the NASDAQ Stock Market, under the symbol PNBC.

          The table below indicates the high and low sales prices, and the dividends declared per share for PNBC Common Stock during the periods indicated.

			Cash Dividends Declared
	Prices
	High	Low

2010
Fourth Quarter	$5.50	$2.73	$.00
Third Quarter	6.50	4.65	.00
Second Quarter	10.00	5.50	.00
First Quarter	11.50	8.01	.00

2009
Fourth Quarter	$15.99	$9.70	$.14
Third Quarter	18.94	13.39	.14
Second Quarter	15.75	13.49	.14
First Quarter	23.06	12.30	.28

          On December 31, 2010, PNBC had 758 registered holders of record of its Common Stock.

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

(c)	The following table provides information about purchases of the Company’s common stock by the Company during the quarter ended December 31, 2010:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of a publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

10/1/10 – 10/31/10	0	$0.00	0	0
11/1/10 – 11/30/10	0	$0.00	0	0
12/1/10 – 12/31/10	0	$0.00	0	0

Total	0	$0.00	0	0

          (1) The Company does not currently have a stock repurchase plan in place.

          The performance graph required by item 201(e) of Regulation S-K is incorporated by reference from Page 55 of the Company’s Annual Report.

Item 6. Selected Financial Data

          Information regarding the Company’s selected financial data is included on page 53 of the Company’s Annual Report, which information is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Information regarding the Company’s management’s discussion and analysis of financial condition and results of operations is included on pages 38-51 in the Company’s Annual Report, which information is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          The information required by Item 305 of Regulation S-K is contained in the Company’s Annual Report on pages 49-51, under the headings “Asset Liability Management” and “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements”, which information is incorporated herein by reference.

Item 8. Consolidated Financial Statements and Supplementary Data

          Information regarding the Company’s consolidated financial statements and supplementary data is included on pages 10-37 and page 52 in the Company’s Annual Report, which information is incorporated by reference herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

(a)

Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Thomas D. Ogaard, President and Chief Executive Officer, and Todd D. Fanning, Executive Vice President and Chief Operating Officer / Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Ogaard and Fanning concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

Internal controls. The report required by Item 308 of Regulation S-K is attached hereto as Exhibit 99.1 and is incorporated herein by reference. Included in Exhibit 99.1 is a discussion of changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that materially affected or are reasonably likely to materially affect those controls.

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          Certain information regarding executive officers of the Company is included as a Supplementary Item at the end of Part I of this Form 10-K.

          Information regarding executive officers and directors of the Company and the Company’s Audit Committee is included in the Corporation’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2011 (the “Proxy Statement”) under the captions “Proposal 1-Election of Directors” and “Board of Directors’ Meetings and Committees”, which information is incorporated by reference herein.

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

Item 11. Executive Compensation

          Information regarding executive compensation is included in the Proxy Statement under the captions “Board of Directors’ Meetings and Committees”, “Compensation of Directors”, and “Executive Compensation Discussion”, which information is incorporated by reference herein.

          The information called for by items 407(e)(4) and (5) is not required for smaller reporting companies.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)

Equity compensation plans approved by security holders	555,277	$23.60	63,082
Equity compensation plans not approved by security holders	N/A	N/A	5,548	(1)

Total	555,277	$23.60	68,440

(1) Represents shares issuable under the Company’s Amended and Restated Employee Stock Purchase Plan (the “ESPP”). The ESPP is a broad-based plan which was originally adopted by the Company in October, 1994 and has been amended and restated to increase the number of shares issuable under the ESPP to the current maximum of 140,000 shares. Under the ESPP, eligible employees and directors may purchase PNBC common stock without incurring any brokerage commissions or service charges using lump sum contributions and/or payroll deductions, in the case of employees.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009, and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008.

Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No consolidated financial statement schedules are required to be included in this Report on Form 10-K.

(a)(3)	Exhibits

          The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K. Each management contract or compensatory plan or arrangement of the Company listed on the Exhibit Index is separately identified by an asterisk.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON NATIONAL BANCORP, INC.

By.	/s/ Thomas D. Ogaard

Thomas D. Ogaard, President and Chief Executive Officer
Date:	March 30, 2011

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas D. Ogaard	President & Chief Executive Officer & Director
(Principal Executive Officer)
Thomas D. Ogaard

/s/ Todd D. Fanning	Executive Vice-President & Chief Operating Officer / Chief
Financial Officer & Director
Todd D. Fanning	(Principal Accounting and Financial Officer)

/s/	Chairman of the Board

Craig O. Wesner

/s/	Director

Gretta E. Bieber

/s/ Gary C. Bruce	Director

Gary C. Bruce

/s/ Sharon L. Covert	Director

Sharon L. Covert

/s/	Director

John R. Ernat

/s/ Mark Janko	Director

Mark Janko

/s/	Director

Willard Lee

/s/ Stephen W. Samet	Director

Stephen W. Samet

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1

Amended and Restated Certificate of Incorporation of Princeton National Bancorp, Inc. (“PNBC”) (incorporated by reference from Exhibit 4.1 to the PNBC Registration Statement on Form S-3 (Registration No. 333-157451)).

3.2	By-Laws of PNBC (incorporated by reference from Exhibit 3.2 of the 2007 PNBC Annual Report on Form 10-K).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from Registration Statement on Form 8-A filed by PNBC on August 1, 2003 (File No. 000-20050)).

4.2	Certificate of Designations of Series B Preferred Stock (incorporated by reference from Exhibit 3.1 to Form 8-K filed on January 27, 2009).

4.3	Trust Preferred Securities Indenture (incorporated by reference from Exhibit 4.1 from PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

4.4	Warrant to purchase up to 155,025 shares of Common Stock issued January 23, 2009 (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on January 29, 2009).

10.1*	Employment Agreement, dated as of January 25, 2010, between PNBC and Thomas D. Ogaard (incorporated by reference from the Form 8-K filed by PNBC on January 29, 2010).

10.2*	Citizens First National Bank Profit Sharing Plan, as amended and restated January 1, 1989 (incorporated by reference from Exhibit 10.4 to the S-1 Registration Statement (33-46362)).

10.3*	Citizens First National Bank Defined Contribution Plan and Trust, as amended and restated January 1, 1989 (incorporated by reference from Exhibit 10.5 to the S-1 Registration Statement).

10.4*	Princeton National Bancorp, Inc. Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 6, 1998).

10.5*	Princeton National Bancorp, Inc. Management Incentive Compensation Plan (incorporated by reference from Exhibit 10.7 of the 2001 PNBC Annual Report on Form 10-K).

10.6*	Princeton National Bancorp, Inc. 2003 Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 19, 2003).

10.7*	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.9 of the 2004 PNBC Annual Report on Form 10-K).

10.8*	Amendment to Stock Option Agreement (incorporated by reference from Exhibit 10.10 of the 2005 PNBC Annual Report on Form 10-K).

10.9	Trust Preferred Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.10	Trust Preferred Securities Declaration of Trust (incorporated by reference from Exhibit 10.2 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.11	Trust Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 10.3 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.12*	2007 Stock Compensation Plan (incorporated by reference from Schedule 14A filed by PNBC on March 14, 2007).

10.13	Letter Agreement with U.S. Treasury dated January 23, 2009 including Securities Purchase Agreement (incorporated by reference from Form 8-K filed on January 29, 2009).

10.14	Form of Waiver of Senior Executive Officers (incorporated by reference from Exhibit 10.2 to Form 8-K filed on January 29, 2009).

10.15	Form of Omnibus Amendment Agreement (incorporated by reference from Exhibit 10.3 to Form 8-K filed on January 29, 2009).

13	Portions of 2010 Annual Report to Shareholders.

14	Code of Ethics (incorporated by reference from Exhibit 14 of the 2003 PNBC Annual Report on Form 10-K).

21	Subsidiaries of PNBC.

23.1	Consent of BKD, LLP.

31.1	Certification of Thomas D. Ogaard required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).

32.1	Certification of Thomas D. Ogaard required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Todd D. Fanning required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1	Report of Management on Internal Control over Financial Reporting.

99.2	31 C.F.R. Section 30.15 Certification of Thomas D. Ogaard.

99.3	31 C.F.R. Section 30.15 Certification of Todd D. Fanning.

*   Management contract or compensatory plan.