Form 10-K/A
period 2010-12-31
PRINCETON NATIONAL BANCORP INC
filed 2011-03-31
CIK 707855

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
Portions of the following documents are incorporated by reference:

2011 Notice and Proxy Statement for the Annual Meeting of Stockholders May 10, 2011 (the “Proxy Statement”) - Part III and portions of the Corporation’s 2010 Annual Report (the “Annual Report”) - Part II

Page 1 of 9 pages

TABLE OF CONTENTS

Explanatory Note

Signatures

Part IV

Item 15. Exhibits and Financial Statement Schedules

Signatures

Exhibit Index

Exhibit 31.1

Exhibit 31.2

EX-31.1

EX-31.2

Explanatory Note

Princeton National Bancorp, Inc., a Delaware corporation (“Princeton”), is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2010, which was originally filed with the Securities and Exchange Commission on March 30, 2011, in order to include the dates corresponding to the directors’ signatures which appeared on the signature page to the original Form 10-K.  These dates were inadvertently omitted in the original Form 10-K.

Except as described above, Amendment No. 1 does not amend any other item of the Form 10-K and does not modify or update in any way the disclosures contained in the original Form 10-K.

New certifications of our principal executive officer and principal financial officer are included as exhibits to this Amendment No. 1 to Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON NATIONAL BANCORP, INC.

By.	/s/ Thomas D. Ogaard

Thomas D. Ogaard, President and Chief Executive Officer Date: March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas D. Ogaard	President & Chief Executive Officer & Director	March 30, 2011
Thomas D. Ogaard	(Principal Executive Officer)

/s/ Todd D. Fanning	Executive Vice-President & Chief Operating Officer / Chief	March 30, 2011
Todd D. Fanning	Financial Officer & Director
(Principal Accounting and Financial Officer)

/s/	Chairman of the Board
Craig O. Wesner

/s/	Director
Gretta E. Bieber

/s/ Gary C. Bruce	Director	March 30, 2011
Gary C. Bruce

/s/ Sharon L. Covert	Director	March 30, 2011
Sharon L. Covert

/s/	Director
John R. Ernat

/s/ Mark Janko	Director	March 30, 2011
Mark Janko

/s/	Director
Willard Lee

/s/ Stephen W. Samet	Director	March 30, 2011
Stephen W. Samet

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON NATIONAL BANCORP, INC.

By.	/s/ Thomas D. Ogaard

Thomas D. Ogaard, President and Chief Executive Officer Date: March 31, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Thomas D. Ogaard required by Rule 13a-14(a).

31.2	Certification of Todd D. Fanning required by Rule 13a-14(a).