Form 10-Q
period 2011-03-31
PRINCETON NATIONAL BANCORP INC
filed 2011-05-06
CIK 707855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

Commission File Number: 0-20050

PRINCETON NATIONAL BANCORP, INC.
(Exact name of Registrant as specified in its charter.)

Delaware	36-3210283
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

606 S. Main St.
Princeton, Illinois	61356
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2011
Common, par value $5.00	3,328,013

Part I: FINANCIAL INFORMATION

          The unaudited consolidated financial statements of Princeton National Bancorp, Inc. and Subsidiary and management’s discussion and analysis of financial condition and results of operation are presented in the schedules as follows:

Schedule 1:	Condensed Consolidated Balance Sheets
Schedule 2:	Condensed Consolidated Statements of Income
Schedule 3:	Condensed Consolidated Statements of Changes in Stockholders’ Equity
Schedule 4:	Condensed Consolidated Statements of Cash Flows
Schedule 5:	Notes to Condensed Consolidated Financial Statements
Schedule 6:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Schedule 7:	Controls and Procedures

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

PRINCETON NATIONAL BANCORP, INC.

By	/s/ Thomas D. Ogaard 5/6/11	By	/s/ Rodney D. Stickle 5/6/11

	Thomas D. Ogaard		Rodney D. Stickle, CPA
	President & Chief Executive Officer		Senior Vice President &
	May 6, 2011		Chief Financial Officer
May 6, 2011

Schedule 1

Princeton National Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands except share data)	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Cash and due from banks	$15,059	$12,992
Interest-bearing deposits with financial institutions	41,152	30,888
Total cash and cash equivalents	56,211	43,880

Loans held-for-sale, at lower of cost or market	3,240	5,515

Investment securities:
Available-for-sale, at fair value	242,452	248,752
Held-to-maturity, at amortized cost (fair value of $11,711 and $12,472)	11,425	12,187
Total investment securities	253,877	260,939

Loans:
Loans, net of unearned interest	688,313	704,074
Allowance for loan losses	(29,907)	(29,726)
Net loans	658,406	674,348

Premises and equipment, net of accumulated depreciation	26,576	26,901
Land held for sale, at lower of cost or market	2,244	2,244
Federal Reserve and Federal Home Loan Bank stock	4,498	4,498
Bank-owned life insurance	23,646	23,416
Accrued interest receivable	6,159	7,482
Other real estate owned	20,572	20,652
Deferred income taxes	11,817	10,512
Intangible assets, net of accumulated amortization	2,337	2,531
Other assets	11,151	13,553

TOTAL ASSETS	$1,080,734	$1,096,471

LIABILITIES
Deposits:
Demand	$135,210	$138,683
Interest-bearing demand	379,584	383,126
Savings	83,191	74,817
Time	352,682	366,335

Total deposits	950,667	962,961

Borrowings:
Customer repurchase agreements	35,666	35,806
Interest-bearing demand notes issued to the U.S. Treasury	1,064	1,753
Advances from the Federal Home Loan Bank	5,000	9,000
Trust preferred securities	25,000	25,000

Total borrowings	66,730	71,559

Other liabilities	5,671	5,090

TOTAL LIABILITIES	1,023,068	1,039,610

STOCKHOLDERS’ EQUITY
Preferred stock: no par value, 100,000 shares authorized: 25,083 shares issued and outstanding at March 31, 2011 and December 31, 2010	24,993	24,986
Common stock: $5 par value, 7,000,000 shares authorized: 4,478,295 shares issued at March 31, 2011 and December 31, 2010	22,391	22,391
Common stock warrants	150	150
Surplus	18,279	18,275
Retained earnings	13,317	11,589
Accumulated other comprehensive income, net of tax	2,095	3,064
Less: cost of 1,150,282 and 1,152,354 treasury shares at March 31, 2011 and December 31, 2010	(23,559)	(23,594)

TOTAL STOCKHOLDERS’ EQUITY	57,666	56,861

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,080,734	$1,096,471

See accompanying notes to unaudited condensed consolidated financial statements.

Schedule 2

Princeton National Bancorp, Inc.
Condensed Consolidated Statements of Income (unaudited)

(dollars in thousands except share data)	THREE MONTHS ENDED March 31, 2011	THREE MONTHS ENDED March 31, 2010

Interest Income:
Interest and fees on loans	$8,859	$10,585
Interest and dividends on investment securities:
Taxable	1,516	1,867
Tax-exempt	898	976
Interest on interest-bearing deposits in other banks	21	32
Total interest income	11,294	13,460

Interest Expense:
Interest on deposits	1,738	3,372
Interest on borrowings	199	605
Total interest expense	1,937	3,977

Net interest income	9,357	9,483

Provision for loan losses	1,875	3,925

Net interest income after provision for loan losses	7,482	5,558

Non-interest income:
Trust and farm management fees	290	264
Service charges on deposit accounts	943	891
Other service charges	405	459
Gain on sales of securities available-for-sale	1,084	642
Brokerage fee income	139	189
Mortgage banking income, net	451	496
Bank-owned life insurance income	221	229
Other operating income	67	22
Total non-interest income	3,600	3,192

Non-interest expense:
Salaries and employee benefits	4,616	4,413
Occupancy	689	700
Equipment expense	781	767
Federal insurance assessments	640	698
Intangible assets amortization	194	201
Data processing	366	312
Marketing	155	176
Other real estate expenses, net	582	735
Loan collection expenses	163	205
Other operating expense	1,249	1,079
Total non-interest expense	9,435	9,286

Income (loss) before income taxes	1,647	(536)
Income tax benefit	(88)	(795)

Net income	1,735	259

Dividends on preferred shares	0	314
Accretion of preferred stock discount	7	7

Net income (loss) available to common stockholders	$1,728	($62)

Earnings (loss) per share available to common stockholders:
Basic net income (loss) per common share available to common stockholders	$0.52	($0.02)
Diluted net income (loss) per common share available to common stockholders	$0.52	($0.02)

Basic weighted average shares outstanding	3,325,964	3,306,762
Diluted weighted average shares outstanding	3,329,409	3,306,762

See accompanying notes to unaudited condensed consolidated financial statements.

Schedule 3

Princeton National Bancorp, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(dollars in thousands except share data)
For the Three Months Ended March 31, 2011	Preferred Stock	Common Stock	Common Stock Warrants	Surplus	Retained Earnings	Accumulated Other Comprehensive Income, net of tax effect	Treasury Stock	Total

Balance, January 1, 2011	$24,986	$22,391	$150	$18,275	$11,589	$3,064	($23,594)	$56,861

Net income					1,735			1,735
Accretion on preferred stock discount	7				(7)			0
Sale of 2,072 shares of treasury common stock				(25)			35	10
Amortization of unearned compensation expense				29				29
Other comprehensive income, net of ($613) tax effect						(969)		(969)
Balance, March 31, 2011	$24,993	$22,391	$150	$18,279	$13,317	$2,095	($23,559)	$57,666

For the Three Months Ended March 31, 2010

Balance, January 1, 2010	$24,958	$22,391	$150	$18,423	$29,851	$2,816	($23,929)	$74,660

Net income					259			259
Dividends on preferred stock					(314)			(314)
Accretion on preferred stock discount								—
Sale of 1,341 shares of treasury common stock				(12)			23	11
Award of 2,000 shares of nonvested common stock out of treasury common stock				(14)			34	20
Amortization of unearned compensation expense				22				22
Other comprehensive income, net of $807 tax effect						1,277		1,277
Balance, March 31, 2010	$24,958	$22,391	$150	$18,419	$29,796	$4,093	($23,872)	$75,935

See accompanying notes to unaudited condensed consolidated financial statements

Schedule 4

Princeton National Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2011	March 31, 2010
Operating activities:
Net income	$1,735	$259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	486	531
Provision for loan losses	1,875	3,925
Deferred income tax benefit	(692)	1,671
Amortization of intangible assets and other purchase accounting adjustments, net	194	204
Amortization of premiums and discounts on investment securities, net	427	404
Gain on sales of securities available-for-sale, net	(1,084)	(642)
Compensation expense for vested stock options	29	22
(Gain) loss on sales of other real estate owned, net	95	(14)
Loans originated for sale	(11,498)	(15,808)
Proceeds from sales of loans originated for sale	13,773	18,172
Decrease in accrued interest payable	(124)	(599)
Decrease in accrued interest receivable	1,323	1,912
Decrease in other assets	2,173	287
Increase (decrease) in other liabilities	704	(2,574)

Net cash provided by operating activities	9,416	7,750

Investing activities:
Proceeds from sales of investment securities available-for-sale	34,395	24,418
Proceeds from maturities of investment securities available-for-sale	5,494	17,952
Purchase of investment securities available-for-sale	(34,949)	(1,949)
Proceeds from maturities of investment securities held-to-maturity	1,197	0
Purchase of investment securities held-to-maturity	0	(1,240)
Proceeds from sales of other real estate owned	1,134	1,044
Net decrease in loans	12,918	36,406
Purchases of premises and equipment	(161)	(150)

Net cash provided by investing activities	20,028	76,481

Financing activities:
Net decrease in deposits	(12,294)	(44,085)
Net decrease in short-term borrowings	(4,829)	(16,752)
Dividends paid on preferred stock	0	(314)
Dividends paid on common stock	0	0
Sales of treasury stock	10	11
Award of nonvested stock from treasury stock	0	20

Net cash used in financing activities	(17,113)	(61,120)

Increase in cash and cash equivalents	12,331	23,111
Cash and cash equivalents at beginning of period	43,880	71,073

Cash and cash equivalents at end of period	$56,211	$94,184

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,946	$4,585
Income taxes	$0	$150

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$1,149	$3,194

See accompanying notes to unaudited condensed consolidated financial statements.

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

          The accompanying unaudited condensed Consolidated Financial Statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2011 and 2010, and all such adjustments are of a normal recurring nature. The 2010 year-end condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

          The unaudited condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included. For further information, refer to the Consolidated Financial Statements and notes included in the Registrant’s 2010 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. Certain amounts in the 2010 Consolidated Financial Statements have been reclassified to conform to the 2011 presentation.

NOTE 1 — CAPITAL PURCHASE PROGRAM

          On January 23, 2009, the Corporation received $25,083,000 of equity capital by issuing to the United States Department of Treasury 25,083 shares of the Corporation’s 5.00% Series B Non-voting Cumulative Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 155,025 shares of the Corporation’s common stock, par value $5.00 per share, at an exercise price of $24.27 per share. The proceeds received were allocated to the preferred stock and additional paid-in capital based on their relative fair values. The resulting discount on the preferred stock is amortized against retained earnings and is reflected in the Corporation’s condensed Consolidated Statements of Income as “Dividends on preferred shares,” resulting in additional dilution to the Corporation’s earnings per share. The warrants are exercisable, in whole or in part, over a term of 10 years. The warrants were included in the Corporation’s diluted average common shares outstanding (subject to anti-dilution). Both the preferred securities and warrants were accounted for as additions to the Corporation’s regulatory Tier 1 and total capital.

          The Series B Preferred stock is not mandatorily redeemable and will pay cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. The Corporation can redeem the preferred securities at any time with Federal Reserve approval. The Series B Preferred stock ranks on equal priority with the Corporation’s currently authorized Series A Preferred stock.

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

          On January 24, 2011, the Corporation notified the U.S. Treasury that it will defer regularly scheduled payments on the Corporation’s 25,083 shares in Series B Preferred Stock. As of March 31, 2011, “dividends in arrears” on the preferred stock, which must be paid prior to the payment of dividends on the common shares, total approximately $314,000.

NOTE 2 — EARNINGS PER SHARE CALCULATION

          The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated:

(in thousands, except share data)	Three Months Ended March 31,
	2011	2010
Numerator:
Net income (loss) available to common stockholders	$1,728	$(62)

Denominator:
Basic earnings per share - weighted average common shares	3,325,964	3,306,762
Effect of dilutive securities - stock options	3,445	—
Diluted earnings per share - adjusted weighted average common shares	3,329,409	3,306,762

Net income (loss) per share available to common stockholders:
Basic	$0.52	$(0.02)
Diluted	$0.52	$(0.02)

          The following shares were not considered in computing diluted earnings per share for the three month periods ended March 31, 2011 and 2010 because they were anti-dilutive:

	Three Months Ended March 31,
	2011	2010

Stock options to purchase shares of common stock	555,277	522,511
Average dilutive potential common shares associated with common stock warrants	155,025	155,025

NOTE 3 — INTANGIBLE ASSETS

          The balance of intangible assets, net of accumulated amortization, totaled $2,337,000 and $2,531,000 at March 31, 2011 and December 31, 2010, respectively.

          The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$9,004	$(6,713)	$9,004	$(6,522)

Other acquisition costs	234	(188)	234	(185)
Total	$9,238	$(6,901)	$9,238	$(6,707)

          Amortization expense of all intangible assets totaled $194,000 and $201,000 for the three months ended March 31, 2011 and 2010, respectively. The amortization expense of these intangible assets will be approximately $459,000 for the remaining nine months of 2011.

NOTE 4 — ORIGINATED MORTGAGE SERVICING RIGHTS

          Mortgage servicing rights, which are included in other assets on the condensed Consolidated Balance Sheets, are accounted for on an individual loan-by-loan basis. Accordingly, amortization is recorded in proportion to the amount of principal payment received on loans serviced. The mortgage servicing rights are subject to periodic impairment testing. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

(in thousands)

Balance, January 1, 2011	$3,385
Servicing rights capitalized	112
Amortization of servicing rights	(105)
Valuation adjustment	—
Balance, March 31, 2011	$3,392

          Activity in the valuation allowance for mortgage servicing rights was as follows:

(in thousands)

Balance, January 1, 2011	$295
Additions	—
Reductions	—
Balance, March 31, 2011	$295

          The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of March 31, 2011. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed, depending on the amount of additional mortgage servicing rights, changes in mortgage interest rates, estimated prepayment speeds and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the nine months ended December 31, 2011	$277
For the year ended December 31, 2012	358
For the year ended December 31, 2013	336
For the year ended December 31, 2014	315
For the year ended December 31, 2015	296
For the year ended December 31, 2016	277
Thereafter	1,533

          The Corporation services loans for others with unpaid principal balances at March 31, 2011 and December 31, 2010 of approximately $395.2 million, and $395.0 million, respectively.

NOTE 5 — OTHER COMPREHENSIVE INCOME (LOSS)

          Other comprehensive income components and related taxes for the three months ended March 31, 2011 and 2010 were as follows:

(in thousands)	2011	2010

Net unrealized gains (losses) on securities available-for-sale	$(2,666)	$2,726

Reclassification adjustment for realized gains included in income	(1,084)	(642)

Other comprehensive income (loss), before tax effect	(1,582)	2,084

Tax expense (benefit)	(613)	807

Other comprehensive income (loss)	$(969)	$1,277

          The components of accumulated other comprehensive income, included in stockholders’ equity at March 31, 2011 and 2010, are as follows:

(in thousands)	2011	2010

Net unrealized gain on securities available-for-sale	$3,950	$7,210

Net unrealized benefit obligations	(531)	(530)

	3,419	6,680

Tax effect	(1,324)	(2,587)

Net-of-tax amount	$2,095	$4,093

NOTE 6 — FEDERAL RESERVE AND FEDERAL HOME LOAN BANK STOCK

          The subsidiary bank held $2,373,000 in Federal Home Loan Bank stock and $2,125,000 in Federal Reserve Bank stock at March 31, 2011 and December 31, 2010. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances; however, the order prohibits capital stock repurchases until a time to be determined by the Federal Housing Finance Board and requires their approval for dividends. With regard to dividends, the Federal Home Loan Bank of Chicago continues to assess its dividend capacity each quarter and make appropriate request for approval. While there were no dividends paid during 2010, a dividend was declared based on preliminary results from the fourth quarter of 2010, and paid in February 2011. Management performed an analysis and deemed the cost-method investment in Federal Home Loan Bank stock was ultimately recoverable.

NOTE 7 — INVESTMENT SECURITIES

          The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of available-for-sale and held-to-maturity securities by major security type at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$77,085	$826	$(931)	$76,980
State and Municipal	103,597	2,405	(375)	105,627
Collateralized mortgage obligations: GSE residential	57,820	2,025	(0)	59,845
Total	238,502	5,256	(1,306)	242,542
Held-to-maturity:
State and Municipal	11,425	315	(29)	11,711
Total	$249,927	$5,571	$(1,335)	$254,163

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$77,166	$1,671	$(633)	$78,204
State and Municipal	113,308	2,730	(384)	115,654
Collateralized mortgage obligations: GSE residential	52,746	2,148	(0)	54,894
Total	243,220	6,549	(1,017)	248,752
Held-to-maturity:
State and Municipal	12,187	309	(24)	12,472
Total	$255,407	$6,858	$(1,041)	$261,224

          Securities with unrealized losses at March 31, 2011 and December 31, 2010 not recognized in income are as follows:

			March 31, 2011
(in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
United States government and federal agency and U.S. government-sponsored entities (GSEs)	$49,279	$(931)	$0	$0	$49,279	$(931)
State and municipal	17,396	(369)	1,349	(35)	18,745	(404)
Collateralized mortgage obligations: GSE residential	6	(0)	0	0	6	(0)
Temporarily impaired securities	$66,681	$(1,300)	$1,349	$(35)	$68,030	$(1,335)

			December 31, 2010
(in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
United States government and federal agency and U.S. government-sponsored entities (GSEs)	$26,238	$(633)	$0	$0	$26,238	$(633)
State and municipal	20,493	(367)	1,343	(41)	21,836	(408)
Collateralized mortgage obligations: GSE residential	6	(0)	0	0	6	(0)
Temporarily impaired securities	$46,737	$(1,000)	$1,343	$(41)	$48,080	$(1,041)

          There are 65 securities in an unrealized loss position in the investment portfolio at March 31, 2011 all due to interest rate changes and not credit events. These unrealized losses are considered temporary and, therefore, have not been recognized into income because the issuers are of high credit quality and management has the intent and ability to hold for the foreseeable future and it is more likely than not that the Corporation will not be required to sell the security before recovery. The fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates.

          Maturities of investment securities classified as available-for-sale and held to maturity were as follows at March 31, 2011:

(in thousands)	Adjusted Carrying Value	Fair Value
Available-for-sale:
Due in one year or less	$2,979	$3,017
Due after one year through five years	20,736	21,150
Due after five years through ten years	57,753	58,690
Due after ten years	36,774	37,242
	118,242	120,099
Mortgage-backed securities	62,440	62,508
Collateralized mortgage obligations	57,820	59,845
	$238,502	$242,452

Held-to-maturity:
Due in one year or less	$3,648	$3,704
Due after one year through five years	5,325	5,529
Due after five years through ten years	2,349	2,377
Due after ten years	103	101
	$11,425	$11,711

          Proceeds from sales of investment securities available-for sale were $34.4 million for the first three months of 2011 compared to $52.7 million for the year ended December 31, 2010. Net gains were realized of $1,084,000 for the three months ended March 31, 2011 and $722,000 for the year ended December 31, 2010. The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $206.1 million at March 31, 2011 and $209.5 million at December 31, 2010.

NOTE 8 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

	March 31, 2011	December 31, 2010
Commercial	$143,009	$138,325

Agricultural	66,427	78,086

Agricultural Real Estate	46,791	46,361
Commercial Real Estate	205,134	205,301
Commercial Real Estate Development	85,758	88,402
Residential Real Estate	87,989	90,869

Total real estate	425,672	430,933
Consumer	53,205	56,730

Total	$688,313	$704,074

          At March 31, 2011 and December 31, 2010, the Corporation held $205,134 and $205,301 in commercial real estate and $85,758 and $88,402 in commercial real estate development, respectively. Generally, those loans are collateralized by the real estate being financed. The loans are expected to be repaid from cash flows or from proceeds of sale of the real estate of the borrowers.

          At March 31, 2011 and December 31, 2010, the Corporation held $66,427 and $78,086 in agricultural production loans and $46,791 and $46,361 in agricultural real estate loans, respectively. Generally, those loans are collateralized by the assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of selected assets of the borrowers.

          The Corporation believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Corporation’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Corporation maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Corporation’s principal lending activity is the origination of one-to four-family residential mortgage and commercial real estate loans but also includes agricultural real estate loans, commercial business loans, agribusiness loans, multi-family loans, home equity lines of credits, consumer (consisting primarily of automobile loans), and, to a lesser extent, construction loans and land loans. The primary lending market includes the Illinois counties of Aurora, Bureau, DeKalb, Henry, Kane, Kendall, LaSalle, McHenry and Will as well as adjacent counties in Illinois. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

          Management reviews and approves the Corporation’s lending policies and procedures on a routine basis. Management routinely (at least quarterly) reviews our allowance for loan losses and reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Our underwriting standards are designed to encourage relationship banking rather than transactional banking. Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship. The integrity and character of the borrower are significant factors in our loan underwriting. As a part of underwriting, tangible positive or negative evidence of the borrower’s integrity and character are sought out. Additional significant underwriting factors beyond location, duration, the sound and profitable cash flow basis underlying the loan and the borrower’s character are the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

          The Corporation’s policies and loan approval limits are established by the Board of Directors. The loan officers generally have authority to approve secured loans up to $250,000, and unsecured loans or exposures up to $50,000. Managing Officers (those with designated loan approval authority) generally have authority to approve secured loans up to $500,000 and unsecured loans or exposures up to $100,000. The Senior Commercial Banking Officer has authority to approve secured loans up to $1,000,000 and unsecured loans or exposures up to $250,000. The Chief Credit Officer has authority to approve secured loans up to $1,500,000, and unsecured loans or exposures up to $250,000. In addition, in certain circumstances any two consumer officers may combine their loan authority limits to approve a loan, while only the President/Chief Executive Officer, Chief Credit Officer and Senior Commercial Banking Manager may combine their loan authority limits to approve a commercial loan. Our Executive Loan Committee may approve one- to four-family residential mortgage loans up to $2,500,000, commercial real estate loans, multi-family real estate loans and land loans up to $3,500,000 in aggregate, and unsecured loans or exposures up to $1,000,000. All loans above these limits must be approved by the Directors Loan Committee, consisting of the Chairman, the President and Chief Executive Officer, and up to three other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Corporation’s directors, are reviewed for compliance with regulatory guidelines and the board of directors at least annually.

          The Corporation conducts internal loan reviews that validate the loans against the Corporation’s loan policy quarterly for mortgage, consumer, and small commercial loans on a sample basis, and all larger commercial loans on an annual basis. Beginning in 2011, the Corporation also began receiving independent loan reviews performed by a third party on larger commercial loans to be performed annually. In addition to compliance with our policy, the loan review process reviews the risk assessments made by our credit department, lenders and loan committees. Results of these reviews are presented to management and the board of directors.

          The Corporation’s lending can be summarized into six primary areas; one- to four-family residential mortgage loans, commercial real estate and multi-family real estate loans, home equity lines of credits, real estate construction, commercial business loans, and consumer loans. The primary lending market includes the Illinois counties of Aurora, Bureau, DeKalb, Henry, Kane, Kendall, LaSalle, McHenry and Will as well as the adjacent counties in Illinois.

One- to Four-Family Residential Mortgage Loans

          The Corporation offers one-to four-family residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. In recent years there has been an increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, the Corporation has sold a substantial portion of the fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. Generally, the Corporation retains fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans originated in recent years due to the favorable long-term rates for borrower.

          In addition, the Corporation also offers home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria used to underwrite one- to four-family residential mortgage loans.

          As one- to four-family residential mortgage and home equity loan underwriting are subject to specific regulations, the Corporation typically underwrites its one- to four-family residential mortgage and home equity loans to conform to generally accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower. The Corporation has established minimum standards and underwriting guidelines for all residential real estate loan collateral types.

Commercial Real Estate and Multi-Family Real Estate Loans

          Commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, strip mall centers, farm loans secured by real estate and churches. In underwriting commercial real estate and multi-family real estate loans, the Corporation considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers. In addition, the borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value. The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors. These loans are subject to other industry guidelines that are closely monitored by the Corporation.

Home Equity Lines of Credit

          In addition to traditional one- to four-family residential mortgage loans and home equity loans, the Corporation offers home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria used to underwrite one- to four-family residential mortgage loans. As home equity line of credit underwriting is subject to specific regulations, the Corporation typically underwrites its home equity lines of credit to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

Commercial Business Loans

          The Corporation originates commercial non-mortgage business (term) loans and adjustable lines of credit. These loans are generally originated to small- and medium-sized companies in the Corporation’s primary market area. Commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. The Corporation also offers agriculture loans that are not secured by real estate.

          The commercial business loan portfolio consists primarily of secured loans. When making commercial business loans, the Corporation considers the financial statements, lending history and debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if any. The cash flows of the underlying borrower, however, may not perform consistent with historical or projected information. Further, the collateral securing loans may fluctuate in value due to individual economic or other factors. Virtually all of our loans are guaranteed by the principals of the borrower. The Corporation has established minimum standards and underwriting guidelines for all commercial loan types.

Real Estate Construction Loans

          The Corporation originates construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. The Corporation generally requires that a commitment for permanent financing be in place prior to closing the construction loan. The repayment of these loans is typically through permanent financing following completion of the construction. Real estate construction loans are inherently more risky than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans. These loans are closely monitored and subject to other industry guidelines.

Consumer Loans

          Consumer loans consist of installment loans to individuals, primarily automotive loans. These loans are centrally underwritten utilizing the borrower’s financial history, including the Fair Isaac Corporation (“FICO”) credit scoring and information as to the underlying collateral. Repayment is expected from the cash flow of the borrower. Consumer loans may be underwritten with terms up to seven years, fully amortized. Unsecured loans are limited to twenty four months. Loan-to-value ratios vary based on the type of collateral. The Corporation has established minimum standards and underwriting guidelines for all consumer loan collateral types.

         The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2011:

	Commercial	Agricultural	Agricultural Real Estate	Commercial Real Estate	Commercial Real Estate Development	Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance, beginning of year	$4,435	$99	$107	$6,029	$15,526	$1,897	$1,595	$38	$29,726
Provision charged to expense	(1,061)	(23)	(18)	5,042	(2,608)	855	(302)	(10)	1,875
Less: loans charged off	514	16	8	539	150	354	186	-0-	1,767
Recoveries	28	-0-	-0-	-0-	-0-	-0-	45	-0-	73
Balance, end of year	$2,888	$60	$81	$10,532	$12,768	$2,398	$1,152	$28	$29,907
Ending Balance: individually evaluated for impairment	$2,398	$-0-	$-0-	$7,650	$8,741	$520	$285	$-0-	$19,594
Ending Balance: collectively evaluated for impairment	$490	$60	$81	$2,882	$4,027	$1,878	$867	$28	$10,313

Loans
Ending Balance	$143,009	$66,427	$46,791	$205,134	$85,758	$87,989	$53,205	$-0-	$688,313
Ending Balance: individually evaluated for impairment	$6,540	$-0-	$-0-	$33,041	$36,178	$7,492	$1,394	$-0-	$84,645
Ending Balance: collectively evaluated for impairment	$136,469	$66,427	$46,791	$172,093	$49,580	$80,497	$51,811	$-0-	$603,668

          The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2010:

	Commercial	Agricultural	Agricultural Real Estate	Commercial Real Estate	Commercial Real Estate Development	Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance, beginning of year	$181	$129	$1,181	$2,661	$3,022	$3,419	$1,059	$423	$12,075
Provision charged to expense	9,134	(173)	(1,054)	4,828	25,681	745	1,774	(385)	40,550
Less: loans charged off	4,888	-0-	68	1,460	13,177	2,267	1,306	-0-	23,166
Recoveries	8	143	48	-0-	-0-	-0-	68	-0-	267
Balance, end of year	$4,435	$99	$107	$6,029	$15,526	$1,897	$1,595	$38	$29,726
Ending Balance: individually evaluated for impairment	$1,004	$-0-	$-0-	$3,425	$6,906	$484	$426	$-0-	$12,245
Ending Balance: collectively evaluated for impairment	$3,431	$99	$107	$2,604	$8,620	$1,413	$1,169	$38	$17,481

Loans
Ending Balance	$138,325	$78,086	$46,361	$205,301	$88,402	$90,869	$56,730	$-0-	$704,074
Ending Balance: individually evaluated for impairment	$2,085	$-0-	$-0-	$18,130	$18,334	$3,873	$734	$-0-	$43,156
Ending Balance: collectively evaluated for impairment	$136,240	$78,086	$46,361	$187,171	$70,068	$86,996	$55,996	$-0-	$660,918

Changes in the allowance for loan losses for the period ended March 31, 2010 were as follows:

Balance, January 1	$12,075
Provision for loan losses	3,925
Loans charged off	1,417
Recoveries of loans previously charged off	99
Balance, December 31	$14,682

          Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

          The allowance for loan losses represents an estimate of the amount of losses believed inherent in our loan portfolio at the balance sheet date. The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectability of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Overall, we believe the reserve to be consistent with prior periods and adequate to cover the estimated losses in our loan portfolio.

          The Corporation’s methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for estimated credit losses on individual loans that are determined to be impaired through the Corporation’s review for identified problem loans; and (2) a general allowance based on estimated credit losses inherent in the remainder of the loan portfolio.

          The specific allowance is measured by determining the present value of expected cash flows, the loan’s observable market value, or for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expense. Factors used in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of the collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition for loans secured by real estate, the Corporation also considers the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

          The Corporation establishes a general allowance for loans that are not deemed impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. The general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on the Corporation’s historical loss experience, delinquency trends, and management’s evaluation of the collectability of the loan portfolio. The allowance is then adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include: (1) Management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

          The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

          Although the Corporation’s policy allows for a general valuation allowance on certain smaller-balance, homogenous pools of loans classified as substandard, the Corporation has historically evaluated every loan classified as substandard, regardless of size, for impairment as part of the review for establishing specific allowances. The Corporation’s policy also allows for general valuation allowance on certain smaller-balance, homogenous pools of loans which are loans criticized as special mention or watch. A separate general allowance calculation is made on these loans based on historical measured weakness, and which is no less than twice the amount of the general allowance calculated on the non-classified loans.

          There have been no changes to the Corporation’s accounting policies or methodology from the prior periods.

          The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category and payment activity as of March 31, 2011:

Commercial Credit Exposure: Credit Risk Profile by Creditworthiness Category

Risk Rating:	Commercial	Agricultural	Agricultural Real Estate	Commercial Real Estate	Commercial Real Estate Development	Total
1-2	$19,758	$20,295	$10,404	$9,194	$408	$60,059
3	74,686	32,394	22,636	89,244	12,314	231,274
4	26,125	9,804	8,558	33,053	-0-	77,540
5	2,368	561	3,736	25,891	2,173	34,729
6	20,015	3,373	1,457	47,752	70,863	143,460
7	57	-0-	-0-	-0-	-0-	57
Total	$143,009	$66,427	$46,791	$205,134	$85,758	$547,119

Consumer Credit Exposure: Credit Risk Profile by Creditworthiness Category

Risk Rating:	Residential Real Estate	Consumer	Total
Pass	$76,770	$50,071	$126,841
Special Mention	1,737	472	2,209
Substandard	9,097	2,579	11,676
Doubtful	385	83	468
Total	$87,989	$53,205	$141,194

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category and payment activity as of December 31, 2010:

Commercial Credit Exposure: Credit Risk Profile by Creditworthiness Category

Risk Rating:	Commercial	Agricultural	Agricultural Real Estate	Commercial Real Estate	Commercial Real Estate Development	Total
1-2	$3,921	$12,680	$5,346	$5,676	$52	$27,675
3	90,147	41,653	27,742	101,219	13,631	274,392
4	23,495	17,319	9,195	29,985	8,744	88,738
5	3,370	2,994	3,385	25,814	22,414	57,977
6	17,392	3,440	693	42,607	43,561	107,693
7	-0-	-0-	-0-	-0-	-0-	-0-
Total	$138,325	$78,086	$46,361	$205,301	$88,402	$556,475

Consumer Credit Exposure: Credit Risk Profile by Creditworthiness Category

Risk Rating:	Residential Real Estate	Consumer	Total
Pass	$81,504	$53,958	$135,462
Special Mention	314	147	461
Substandard	9,051	2,539	11,590
Doubtful	-0-	86	86
Total	$90,869	$56,730	$147,599

Credit Quality Indicators
          The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends among other factors. The Corporation analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on all loans at origination. Subsequently, analyses are reviewed on an annual basis by the Risk Management department and rating changes are made as necessary. Interim reviews are performed if borrower circumstances warrant a more timely review.

          The Corporation has established a uniform internal risk rating methodology for commercial loans utilizing risk grades from 1 through 7, with 1 being considered “excellent” and the rating of 7 being considered “doubtful.” A summary of the general definitions for the risk ratings follows:

1

Prime Quality: This category includes all obligors whose balance sheet, current position, capitalization, profitability and cash flow have been demonstrated to be consistently of such high quality that the potential for significant disruption in their financial performance is virtually nonexistent. Such borrowers have excellent management in place with depth, well defined and established product lines or services, and operate businesses generally isolated from the normal influences of the business cycle.

2

High Quality: Borrowers assigned this rating are considered above average with high quality and excellent credit standards based on leverage, liquidity and debt coverage ratios, as well as having excellent management in critical areas.

3	Satisfactory “Average” Quality: This category includes borrowers that have average leverage, liquidity and debt service ratios that compare favorably with industry standards.
4

Low Pass: This risk rating includes borrowers that have below average leverage, liquidity and debt service coverage ratios and management that may not be as solid on a historical basis or may compare less favorably with industry standards but are still considered acceptable.

5

Watch/Special Mention (OAEM): A borrower assigned to this rating category exhibits potential weaknesses or early warning signals that deserve close monitoring by management. If left uncorrected, these potential weaknesses may result in the borrower being unable to meet its financial obligations at some future date.

6

Substandard: A substandard rating is assigned to a borrower whose credit is inadequately protected by the paying capacity of the borrower, or by the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. These credits are characterized by the distinct possibility that the Corporation will sustain some loss if deficiencies are not corrected.

7

Doubtful: Borrowers assigned to this rating category have all of the weaknesses inherent in a substandard rating with the added factor that the weaknesses are pronounced to the point where, on the basis of current facts, conditions and values, collection or liquidation in full is highly questionable or improbable. While the possibility of loss is extremely high, the existence of specific pending factors, which may work to the borrower’s advantage, warrants that the estimated loss be deferred until a more exact status can be determined.

          The Corporation classifies consumer loans in the risk rating classifications of Pass, Special Mention, Substandard and Doubtful. These classifications generally conform to the risk rating methodology for commercial loans as follows: Pass - risk rating 1 through 4; Special Mention - risk rating 5; Substandard - risk rating 6; Doubtful - risk rating 7.

          The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at the earlier date if collection of principal and interest is considered doubtful.

          All interest accrued but not collected for loans that are placed on non-accrual or charged-off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table presents the Corporation’s loan portfolio aging analysis as of March 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total Current	Total Loans
Commercial	$2,023	$783	$284	$3,090	$129,593	$132,683
Agricultural	140	-0-	-0-	140	64,154	64,294
Agricultural Real Estate	-0-	30	249	279	45,655	45,934
Commercial Real Estate	7,122	5,072	-0-	12,194	166,184	178,378
Commercial Real Estate Development	6,278	1,729	2,025	10,032	37,908	47,940
Residential Real Estate	4,942	155	-0-	5,097	74,692	79,789
Consumer	437	182	-0-	619	51,601	52,220
Non-Accrual	4,545	657	79,506	84,708	2,367	87,075
Total	$25,487	$8,608	$82,064	$116,159	$572,154	$688,313

The following table presents the Corporation’s loan portfolio aging analysis as of December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total Current	Total Loans
Commercial	$2,221	$420	$222	$2,863	$126,621	$129,484
Agricultural	284	-0-	-0-	284	75,892	76,176
Agricultural Real Estate	249	-0-	-0-	249	45,667	45,916
Commercial Real Estate	3,288	1,324	1,140	5,752	173,890	179,642
Commercial Real Estate Development	669	-0-	-0-	669	50,642	51,311
Residential Real Estate	4,340	1,601	199	6,140	77,970	84,110
Consumer	681	156	-0-	837	55,176	56,013
Non-Accrual	846	8,390	53,393	62,629	18,793	81,422
Total	$12,578	$11,891	$54,954	$79,423	$624,651	$704,074

          A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events it is probable the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

          Impairment is measured on a loan-by-loan basis by either the present value of the expected future cash flows, the loan’s observable market value, or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Significant restructured loans are considered impaired in determining the adequacy of the allowance for loan losses.

          Impaired loans include non-performing loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Corporation will restructure loans when the borrower demonstrates the inability to comply with the terms of the loan, but can demonstrate the ability to meet acceptable restructured terms. Restructurings generally include one or more of the following restructuring options: reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection. Restructured loans in compliance with modified terms are classified as impaired

          The Corporation actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring.

The following table presents impaired loans as of March 31, 2011:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial	$7,991	$8,059	$-0-	$8,939	$17
Commercial Real Estate	3,916	3,916	-0-	8,410	20
Commercial Real Estate Development	11,283	12,148	-0-	18,989	58
Residential Real Estate	2,553	2,553	-0-	3,617	3
Consumer	190	236	-0-	95	-0-
With an allowance recorded:
Commercial	$6,540	$8,979	$2,398	$4,224	18
Commercial Real Estate	33,043	33,704	7,650	25,587	110
Commercial Real Estate Development	36,178	45,096	8,741	27,343	95
Residential Real Estate	7,492	8,207	520	5,683	23
Consumer	1,392	1,440	285	1,080	4
Total:
Commercial	$98,951	$111,902	$18,789	$93,491	$318
Residential	$10,045	$10,760	$520	$9,299	$26
Consumer	$1,582	$1,676	$285	$1,175	$4

The following table presents impaired loans for the year ended December 31, 2010:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial	$9,887	$11,660	$-0-	$5,874	$36
Commercial Real Estate	12,903	13,220	-0-	8,915	480
Commercial Real Estate Development	26,695	36,909	-0-	21,573	225
Residential Real Estate	4,680	5,306	-0-	5,591	96
Consumer	-0-	-0-	-0-	-0-	-0-
With an allowance recorded:
Commercial	$1,908	$2,095	$1,004	$1,384	$59
Commercial Real Estate	18,130	18,130	3,425	9,065	77
Commercial Real Estate Development	18,507	18,507	6,906	14,444	428
Residential Real Estate	3,873	3,873	484	3,505	82
Consumer	768	735	426	679	14
Total:
Commercial	$88,030	$100,521	$11,335	$61,254	$1,305
Residential	$8,553	$9,179	$484	$9,096	$178
Consumer	$768	$735	$426	$679	$14

          Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At March 31, 2011, the Corporation had $1,128 of commercial loans, $15,498 of commercial real estate loans, $5,293 of commercial real estate development loans, $1,578 of residential real estate loans and $188 of consumer loans that were modified in troubled debt restructurings and impaired. Of these amounts, the Corporation had troubled debt restructurings that were performing in accordance with their modified terms of $1,128 of commercial loans, $14,164 of commercial real estate loans, $5,293 of commercial real estate development loans, $1,207 of residential real estate loans and $188 of consumer loans at March 31, 2011.

          At December 31, 2010, the Corporation had $1,672 of residential real estate loans, $330 of consumer loans, $5,293 of commercial real estate development loans and $16,091 of commercial real estate loans that were modified in troubled debt restructurings and impaired. Of these amounts, the Corporation had troubled debt restructurings that were performing in accordance with their modified terms of $1,522 of residential real estate loans, $262 of consumer loans, $5,293 of commercial real estate development loans and $14,757 of commercial real estate loans at December 31, 2010.

          Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability is not uncertain.

The following table presents the Corporation’s non-accrual loans at March 31, 2011 and December 31, 2010. This table excludes accruing troubled debt restructurings.

	March 31, 2011	December 31, 2010
Commercial	$10,326	$8,841
Agricultural	2,133	1,910
Agricultural Real Estate	857	444
Commercial Real Estate	26,756	25,659
Commercial Real Estate Development	37,818	37,091
Residential Real Estate	8,200	6,760
Consumer	985	717
Total	$87,075	$81,422

NOTE 9 — FAIR VALUE OF ASSETS AND LIABILITIES

          ASC 820, Fair Value Measurements, defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Available-for-Sale Securities

          The fair values of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Corporation has no securities classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include obligations of U.S. government corporations and federal agency and U.S. Government sponsored enterprises (GSEs), obligations of states and political subdivisions, and GSE residential collateralized mortgage obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Corporation has no securities classified within Level 3.

          The following table presents the Corporation’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which the fair value measurements fall as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$76,980	$—	$76,980	$—
State and Municipal	105,627	—	105,627	—
Collateral mortgage obligations:
GSE Residential	59,845	—	59,845	—
Total	$242,542	$—	$242,542	$—

December 31, 2010	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$78,204	$—	$78,204	$—
State and Municipal	115,654	—	115,654	—
Collateral mortgage obligations:
GSE Residential	54,894	—	54,894	—
Total	$248,752	$—	$248,752	$—

          Following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

          Impaired Loans (Collateral Dependent) - Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating the fair value of the collateral for collateral dependent loans.

          If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

          Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. Fair value adjustments on impaired loans were $27,381 for the quarter ended March 31, 2011, compared to $16,040 for the year ended December 31, 2010.

          Mortgage Servicing Rights - The fair value used to determine the valuation allowance is estimated using discounted cash flow models. The valuation models incorporate assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing rights and may result in a reduction to noninterest income. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

          Other Real Estate Owned - Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate and are classified within Level 3 of the hierarchy. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Fair value adjustments on other real estate owned were $(147) for the quarter ended March 31, 2011 and $14,759 for the year ended December 31, 2010.

          The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets foe Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans (collateral dependent)	$58,137	—	—	$58,137
Other real estate owned	2,752	—	—	2,752

December 31, 2010	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans (collateral dependent)	$30,756	—	—	$30,756
Mortgage servicing rights	3,385	—	—	3,385
Other real estate owned	2,899	—	—	2,899

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

          Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:

Cash and due from banks	$15,059	$15,059	$12,992	$12,992
Interest-bearing deposits in financial institutions	41,152	41,152	30,888	30,888
Investment securities	253,877	254,163	260,939	261,224
Loans, net, including loans held for sale	661,646	665,924	679,863	684,438
Accrued interest receivable	6,159	6,159	7,482	7,482
Total financial assets	$977,893	$982,447	$992,164	$997,024

Financial Liabilities:

Non-interest bearing demand deposits	$135,210	$135,210	$138,683	$138,683
Interest-bearing deposits	815,457	818,728	824,278	827,266
Borrowings	66,730	66,776	71,559	71,615
Accrued interest payable	1,326	1,326	1,335	1,335
Total financial liabilities	$1,020,732	$1,024,040	$1,035,855	$1,038,899

Unrecognized financial instruments (net of contract amount)

Commitments to originate loans	$—	$—	$—	$—
Lines of credit	—	—	—	—
Letters of credit	—	—	—	—

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

          Financial liability instruments with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

          The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is the current rate at which similar loans would be made to borrowers with similar credit ratings, same remaining maturities and assumed prepayment risk.

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

NOTE 10 — INCOME TAXES

          A reconciliation of income tax benefit at 34 percent of pre-tax income to the Corporation’s actual tax expense (benefit) for the three month periods ended March 31 is shown below:

(in thousands)
	2011	2010
Computed “expected” tax expense (benefit)	$560	$(182)

Increase (decrease) in income taxes resulting from:
Tax-exempt income	(310)	(463)
State income tax, net of federal tax effect	65	(62)
Bank-owned life insurance income	(78)	(82)
Other, net	(325)	(6)
Actual tax benefit	$(88)	$(795)

NOTE 11 — IMPACT OF NEW ACCOUNTING STANDARDS

          In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends the fair value disclosure guidance. The amendments include new disclosures and changes to clarify existing disclosure requirements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this update as of March 31, 2011 did not have a material effect on the Corporation’s financial statements.

          FASB ASC 310 Receivables (“ASC310”) was amended to enhance disclosures about credit quality of financing receivables and the allowance for credit losses. The amendments require an entity to disclose credit quality information, such as internal risk grades, more detailed nonaccrual and past due information and modifications of its financing receivables. The disclosures under ASC 310, as amended, were effective for interim and annual reporting periods ending on or after December 15, 2010. This amendment did not have a significant impact on the Corporation’s financial results, but it has significantly expanded the disclosures that the Corporation is required to provide.

          In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU NO. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Corporation’s reporting period ending September 30, 2011. The adoption of ASU 2011-02 is not expected to have a material impact on the Corporation’s statements of income and condition.

NOTE 12 — REGULATORY MATTERS

          On March 15, 2010, Citizens First National Bank, Princeton, Illinois (the “Bank”), a subsidiary of Princeton National Bancorp, Inc. (the “Corporation”) entered into a formal written agreement (the “Agreement”) with the Comptroller of the Currency (the “Comptroller”). The Agreement sets forth the Bank’s commitment to: (i) review and take action as necessary regarding its allowance for loan losses: (ii) improve the Bank’s asset quality through the development of workout plans for criticized assets and the assessment of credit risk; and (iii) revise the Bank’s credit risk rating management information system. The Bank has taken steps to address the issues raised in the Agreement and intends to fully comply with the requirements set forth in the Agreement.

          Pursuant to the Agreement, the Bank’s Board of Director’s has reviewed the adequacy of the Bank’s allowance for loan losses and established a program for the maintenance of an adequate allowance. The Bank also took immediate action to protect its interest in criticized assets and to adopt individual written workout plans with respect to such assets. A copy of the workout plans is provided to the Comptroller on a quarterly basis for any criticized asset equal to or exceeding $100,000. Under the Agreement, the Board of Director’s ensures that the Bank’s internal ratings of loan relationships are timely, accurate, and consistent with the regulatory credit classification criteria established by the Comptroller.

          In the fourth quarter of 2010, the Bank filled a newly created role of Chief Credit Officer and established a credit administration division to oversee the development, maintenance, and monitoring of loan policies and procedures. Other responsibilities of the credit administration division include credit analysis, credit risk management, loan servicing and administration, collections, and the special assets group, as well as loan portfolio analysis and the allowance for loan losses. The functions of the special assets group include loss mitigation and workout of non-performing loans, liquidation of non-performing assets, and other responsibilities to accelerate and maximize loan recoveries. As part of establishing the new credit administration division and improving internal controls, the Bank’s Chief Credit Officer identified and engaged experienced personnel to fill key roles within credit administration.

          In 2010, the internal loan review staff, and the scope of their reviews, was expanded. Considerable progress was achieved in meeting the expanded loan review scope and evaluating and verifying internal loan ratings in a timely basis consistent with credit classification criteria set forth in the Comptroller’s Handbook. Loan review grading methodology was refined to ensure that loans with a probability of payment default or well defined weaknesses are graded substandard regardless of mitigating controls which might reduce credit risk. The Director’s Loan Committee monitored this process with bi-monthly meetings and reviewed loan review reports to ensure compliance with the terms of the Agreement.

          In March of 2011, the risk management department’s loan review function was restructured, and the majority of the loan review responsibilities were out-sourced to a loan review risk advisory firm. The external loan review services will begin in April of 2011 and are structured to cover 75% of the loan portfolio (excluding residential and consumer loans). The external loan review will be managed by the Loan Review Officer within the risk management department with reports made independently to the Directors’ Loan Committee. The Directors’ Loan Committee then reports results to the Bank’s Board of Directors. The outsourcing of the loan review function will assist management in ensuring the Bank’s internal ratings of commercial credit relationships are timely, accurate and consistent with regulatory credit classification criteria, as well as assist in the identification of trends and the assessment of the overall quality of the loan portfolio.

Schedule 6
PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2011 and 2010

          The following discussion and analysis provides information about Princeton National Bancorp, Inc.’s (“PNBC” or the “Corporation”) financial condition and results of operations for the three month periods ended March 31, 2011 and 2010. This discussion and analysis should be read in conjunction with the Corporation’s condensed Consolidated Financial Statements and Notes thereto included in this report. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Corporation’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the effect of the disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the state of the United States economy, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including a discussion of these and additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s 2010 Annual Report on Form 10-K under the heading “Item 1. Business.”

CRITICAL ACCOUNTING POLICIES AND USE OF SIGNIFICANT ESTIMATES

          The Corporation has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Corporation’s financial statements. The significant accounting policies of the Corporation are described in the footnotes to the condensed Consolidated Financial Statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Corporation.

Allowance for Loan Losses

          The Corporation believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its condensed Consolidated Financial Statements. We determine probable incurred losses inherent in our loan portfolio and establish an allowance for those losses by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, we use organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents our best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. We evaluate our allowance for loan losses quarterly. If our underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

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

          Additionally, the Corporation reviews its uncertain tax positions annually under ASC 740-10, Accounting for Uncertainty in Income Taxes. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount actually recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. A significant amount of judgment is applied to determine both whether the tax position meets the “more likely than not” test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized. Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

Impairment of Intangible Assets

          Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on our balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2011, and no impairment was recognized.

Mortgaging Service Rights (“MSRs”)

          MSR fair values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. For discussion regarding the impairment of MSRs, see Note 4 – “Originated Mortgage Servicing Rights” in the Notes to condensed Consolidated Financial Statements.

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

          ASC 820, “Fair Value Measurements,” establishes a framework for measuring the fair value of financial instrument that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

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

          At the end of each quarter, the Corporation assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period. A more detailed description of the fair values measured at each level of the fair value hierarchy can be found in Note 9- “Fair Value of Assets and Liabilities” in the Notes to condensed Consolidated Financial Statements.

RECENT DEVELOPMENTS

          Effective as of March 15, 2010, Citizens First National Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “Comptroller”) that contains provisions to lower nonperforming loan levels and foster improvement in the Bank’s policies and procedures with respect to the Bank’s allowance for loan and lease losses and loan risk rating system. The Bank has addressed all of these requirements.

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

          The Bank is also required to take immediate action to protect its interest in criticized assets identified in the Bank’s most recent Report of Examination with the Comptroller and to adopt individual written workout plans with respect to such assets. A copy of the workout plans is required to be submitted quarterly to the Comptroller with respect to any criticized asset equal to or exceeding $100,000. Additionally, the Bank is prohibited from extending any additional credit to any borrower whose loan is criticized, unless a majority of the Bank’s board (or appropriate committee) has determined that the extension is necessary to promote the best interests of the Bank and such determination is properly recorded.

          Under the Agreement, the board must also ensure that the Bank’s internal ratings of credit relationships are timely, accurate, and consistent with the regulatory credit classification criteria set forth in the Comptroller’s Handbook and related authority. The board must also ensure that any loan relationship with a high probability of payment default or other well-defined weakness is rated no better than “substandard,” regardless of the existence of certain other mitigating factors that could reduce credit risk.

          In 2010, the internal loan review staff, and the scope of their reviews, was expanded. Considerable progress was achieved in meeting the expanded loan review scope and evaluating and verifying internal loan ratings in a timely basis consistent with credit classification criteria set forth in the Comptroller’s Handbook. Loan review grading methodology was refined to ensure that loans with a probability of payment default or well defined weaknesses are graded substandard regardless of mitigating controls which might reduce credit risk. The Director’s Loan Committee monitored this process with bi-monthly meetings and reviewed loan review reports to ensure compliance with the terms of the Agreement.

          In March of 2011, the risk management department’s loan review function was restructured, and the majority of the loan review responsibilities were out-sourced to a loan review risk advisory firm. The external loan review services will begin in April of 2011 and are structured to cover 75% of the loan portfolio (excluding residential and consumer loans). The external loan review will be managed by the Loan Review Officer within the risk management department with reports made independently to the Directors’ Loan Committee. The Directors’ Loan Committee then reports results to the Bank’s Board of Directors. The outsourcing of the loan review function will assist management in ensuring the Bank’s internal ratings of commercial credit relationships are timely, accurate and consistent with regulatory credit classification criteria, as well as assist in the identification of trends and the assessment of the overall quality of the loan portfolio.

          In the fourth quarter of 2010, the Corporation filled a newly created role of Chief Credit Officer and established a credit administration division to oversee the development, maintenance and monitoring of loan policies and procedures. Responsibilities of the credit administration division that have been created in the fourth quarter of 2010 and the first quarter of 2011 include credit analysis, credit risk management, loan servicing and administration, collections and the special assets group, as well as loan portfolio analysis and the maintenance of the allowance for loan losses. The functions of the special assets group include loss mitigation and workout of non-performing loans, liquidation of non-performing assets and other responsibilities to accelerate and maximize loan recoveries. As part of establishing the new credit administration division and improving internal controls, the Bank’s Chief Credit Officer has identified and engaged experienced personnel to fill key roles within credit administration.

          In addition to the special assets group, credit risk analytics was created and staffed to facilitate allowance for loan losses calculations, loan portfolio monitoring, migration analysis, concentration analysis and other credit risk analysis. In conjunction with the special assets group, the credit risk analytics position is responsible for ensuring that loan level detail is appropriately maintained relative to problem loan reporting, including current appraisal documentation and the identification of non-accrual loans and loans subject to classification as troubled debt restructurings.

          On January 24, 2011, the Corporation notified the U.S. Treasury that it will defer regularly scheduled payments on the Corporation’s 25,083 shares in Series B Preferred Stock. As of March 31, 2011, “dividends in arrears” on the preferred stock, which must be paid prior to the payment of dividends on common shares, total approximately $314,000.

          In April 2011, the Corporation received a Sale Agreement concerning an industrial development property located in the Corporation’s northern region, the carrying value of which represents over 40% of the balance of other real estate owned as of March 31, 2011. The closing of this other real estate owned sale is expected to occur in the third quarter of 2011.

RESULTS OF OPERATIONS

          Net income available to common stockholders was $1,728,000 for the first quarter of 2011 compared to net loss available to common stockholders of ($62,000) for the first quarter of 2010. Basic and diluted earnings per common share available to common stockholders for the first quarter of 2011 was $0.52 compared to basic and diluted loss per share of $0.02 for the first quarter of 2010. This represents an increase of $1,790,000 (2,887%) or $0.54 per basic and diluted common share. The higher net income figure is attributable to a decrease in the provision for loan losses, resulting from the stabilization in the rate of deterioration in the loan portfolio. The annualized return on average assets and return on average equity increased to 0.64% and 12.16%, respectively, for the first quarter of 2011, compared with 0.09% and 1.38% for the first quarter of 2010.

          Net interest income before the provision for loan losses was $9,357,000 for the first quarter of 2011, compared to $9,483,000 for the first quarter of 2010 (a decrease of only $126,000 or 1.3%). The net yield on interest-earning assets (on a fully taxable equivalent basis) increased by 0.52% to 4.42% in the first quarter of 2011 from 3.90% in the first quarter of 2010. This large increase in the net yield on average interest-earning assets was driven by a reduction in the cost of interest-bearing liabilities, primarily time deposits, which decreased from 1.59% for the first quarter of 2010 to 0.88% for the first quarter of 2011.

          The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio. Net charge-offs increased during the first quarter of 2011 to $1,694,000, compared to net charge-offs of $1,318,000 for the first quarter of 2010. The Corporation recorded a loan loss provision of $1,875,000 in the first quarter of 2011 compared to a provision of $3,925,000 in the first quarter of 2010. The allowance for loan losses is discussed more fully below.

          Non-interest income totaled $3,600,000 for the first quarter of 2011, compared to $3,192,000 in the first quarter of 2010, an increase of $408,000 or 12.8%. This increase was primarily due to the realization of gains on securities sold of $442,000 for the first quarter of 2011. During the first quarter of 2010, $316,000 in income was recognized with the adoption of ASC 310 regarding deferred loan fees, and gains on securities sold were recognized of $640,000. The categories of service charges on deposits and trust and farm management fees experienced increases of $52,000 (5.8%) and $26,000 (9.8.%), respectively, due to an increase in overdraft fee income and higher fees received from estate settlement projects. Annualized non-interest income as a percentage of total average assets increased to 1.32% for the first three months of 2011, from 1.06% for the same period in 2010.

          Total non-interest expense for the first quarter of 2011 was $9,435,000, an increase of $149,000 (or 1.6%) from $9,286,000 in the first quarter of 2010. The largest differences between the first quarters of 2011 and 2010 was an increase in salaries and employee benefits costs of $203,000, an increase of 4.6%, due to the addition of personnel, primarily in the Credit Administration department. Also, the category of other operating expense increased $170,000 (or 15.8%) due primarily to an increase in insurance premium expenses. Annualized non-interest expense as a percentage of total average assets decreased to 3.45% for the first three months of 2011, compared to 3.09% for the same period in 2010.

INCOME TAXES

          The Corporation recorded an income tax benefit of $88,000 for the first quarter of 2011, as compared to an income tax benefit of $795,000 for the first quarter of 2010. The effective tax rate was (5.3%) for the three-month period ended March 31, 2011 and (148.5%) for the three-month period ended March 31, 2010. The income tax benefit recognized as of March 31, 2011 is due to the period’s pre-tax income coupled with the effect of tax-exempt investment interest income. The Corporation also recorded a tax benefit of approximately $328,000 to reflect the impact of first quarter 2011 changes in state income tax rates on the deferred tax assets. For more information on the Corporation’s income taxes see Note 10 – “Income Taxes” in the Notes to condensed Consolidated Financial Statements.

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

          Under GAAP accounting rules, unlike special assessments, prepaid assessments do not immediately affect bank earnings. Each institution recorded the entire amount of its assessment related to future periods as a prepaid expense (an asset) as of December 31, 2009, the date the payment was made. The Corporation paid an assessment of $6,763,000 for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.

          Beginning January 1, 2010, and each quarter thereafter, each institution would record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. At March 31, 2011, the Corporation had a remaining prepaid assessment of $3,733,000. This amount is reflected in the category of Other Assets in the condensed Consolidated Balance Sheets. The Corporation recorded $534,000 of federal insurance assessment expense for the first quarter of 2011 and $603,000 for the first quarter of 2010.

ANALYSIS OF FINANCIAL CONDITION

          Total assets at March 31, 2011 decreased to $1,080,734,000 from $1,096,471,000 at December 31, 2010 (a decrease of $15.7 million or 1.5%). Total loan balances decreased by $15.8 million during the three month period to $688.3 million due to seasonal pay downs in the agricultural portfolio and general decline in the overall demand for new low-risk credit. Investment balances totaled $253,877,000 at March 31, 2011, compared to $260,940,000 at December 31, 2010 (a decrease of $7.1 million, or 2.7%), as part of management’s overall asset liability management strategy to reduce higher cost deposit relationships while maintaining stable liquidity. Total deposits decreased to $950,667,000 at March 31, 2011 from $962,961,000 at December 31, 2010 (a decrease of $12.3 million or 1.3%). Comparing categories of deposits at March 31, 2011 to December 31, 2010, time deposits decreased $13.7 million (or 3.7%), interest-bearing demand deposits decreased $3.5 million (or 0.9%), savings deposits increased $8.4 million (or 11.2%) and demand deposits decreased $3.5 million (or 2.5%). Borrowings, consisting of customer repurchase agreements, treasury, tax, and loan (“TT&L”) deposits, and Federal Home Loan Bank (“FHLB”) advances, decreased from $71,559,000 at December 31, 2010 to $66,730,000 at March 31, 2011 (a decrease of $4.8 million or 6.7%). This decrease was primarily due to the maturity and repayment of a $4,000,000 FHLB advance in the first quarter of 2011.

CAPITAL PURCHASE PROGRAM

          On January 23, 2009, the Corporation received $25,083,000 of equity capital by issuing to the United States Department of Treasury 25,083 shares of the Corporation’s 5.00% Series B Non-voting Cumulative Preferred Stock, par value $0.01 per share with a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 155,025 shares of the Corporation’s common stock, par value $5.00 per share, at an exercise price of $24.27 per share. The proceeds received were allocated to the preferred stock and additional paid-in capital based on their relative fair values. The resulting discount on the preferred stock is amortized against retained earnings and is reflected in the Corporation’s consolidated statement of income as “Dividends on preferred shares”, resulting in additional dilution to the Corporation’s earnings per share. The warrants are exercisable, in whole or in part, over a term of 10 years. The warrants were included in the Corporation’s diluted average common shares outstanding (subject to anti-dilution). Both the preferred securities and warrants were accounted for as additions to the Corporation’s regulatory Tier 1 and total capital.

          The Series B Preferred Stock is not mandatorily redeemable and will pay cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. The Corporation can redeem the preferred securities at any time with Federal Reserve approval. The Series B Preferred Stock ranks on equal priority with the Corporation’s currently authorized Series A Preferred stock.

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

          On January 24, 2011, the Corporation notified the U.S. Treasury that it will defer regularly scheduled payments on the Corporation’s 25,083 shares in Series B Preferred Stock. As of March 31, 2011, “dividends in arrears” on the preferred stock, which must be paid prior to the payment of dividends on common shares, total approximately $314,000.

LOANS

          The Corporation’s loan portfolio largely reflects the profile of the communities in which it operates. The Corporation essentially offers four types of loans: commercial, agricultural, real estate and consumer installment. The Corporation has no foreign loans. The following table summarizes the Corporation’s loan portfolio:

	March 31, 2011		December 31, 2010		March 31, 2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$143,009	20.8%	$138,325	19.6%	$151,806	21.6%
Agricultural	66,427	9.7	78,086	11.1	74,797	10.6
Agricultural real estate	46,791	6.8	46,361	6.6	45,912	6.5
Commercial real estate	205,134	29.8	205,301	29.2	225,309	32.0
Commercial real estate development	85,758	12.5	88,402	12.6	97,017	13.8
Residential real estate	87,989	12.8	90,869	12.9	99,725	14.2
Total Real Estate	425,672	61.8	430,933	61.2	467,963	66.5

Consumer	53,205	7.7	56,730	8.1	62,259	8.8
Total loans	$688,313	100.0%	$704,074	100.0%	$756,825	100.0%

Total assets	$1,080,734		$1,096,471		$1,200,474
Loans to total assets	63.7%		64.2%		63.0%

          Total loans decreased $15,761 (or 2.2%) in the first three months of 2011. There were no acquisitions in the first quarter of 2011 or in 2010. The decrease reflects the Corporation’s 2011 capital management objectives, as well as the continued dual effects of the present economic environment in which business and consumer borrowers have reduced demand and capacity for new indebtedness and borrower financial deterioration resulting in a higher level of loans charged off and transferred to other real estate owned.

          Commercial loans increased $4,684 (or 3.4%) in the first three months of 2011. The small increase is due to some expansion in the competitive environment for commercial loans as economic circumstances begin to show slight improvement.

          Loans to agricultural operations decreased $11,659 (or 17.6%) in the first three months of 2011. Short-term agricultural loans are seasonal in nature with paydown from grain sales occurring near the beginning and end of each year. Rapid growth in the bio-fuels industry (primarily ethanol) and rising worldwide food demand have dramatically influenced corn prices since the latter part of 2006. Rising corn prices have influenced soybean prices as the two commodities compete for planted acreage. Corn and soybeans are the two primary crops of the Corporation’s market area. As in 2010, selling prices remain historically strong in 2011, resulting in another year of high profitability for most of the Corporation’s agricultural customers. The balance sheet of local agriculture remains strong, both in terms of equity and liquidity. Agriculture remains the largest single loan industry concentration of the Corporation. The highly experienced agricultural staff continues to effectively manage risk and seek opportunities in this portfolio. Agricultural loans as a percentage of total loans were 9.7% at March 31, 2011, compared to 11.1% at year-end 2010.

          Total real estate loans decreased $5,261 (or 1.2%) in the first three months of 2011. Residential real estate loans with fixed rates of more than 5 years are generally sold into the secondary market. The Corporation retains the servicing of sold loans, maintaining the local relationship with customers and generating servicing fee income. With home mortgage rates in 2010 and the first quarter of 2011 at their lowest level in over 50 years, many borrowers refinanced adjustable rate loans into fixed rate loans that were sold. Total home mortgage closings were $130,000 in 2010, $45,000 below the record level of $175,000 in 2009.

          Consumer installment loans decreased $3,525 (or 6.2%) in the first three months of 2011. Home equity lending, which continues to reflect reduced consumer demand, comprises over two thirds of the installment portfolio.

          Although the risk of non-payment for any reason exists with respect to all loans, certain other more specific risks are associated with each type of loan. The primary risks associated with commercial loans are quality of the borrower’s management and the impact of national economic factors. Development and construction loans have primary risks associated with demand for housing and other construction projects. As these businesses are capital intensive, when demand for product weakens, revenues are reduced while fixed costs such as debt service remain. With respect to agricultural loans, the primary risks are weather and, like commercial loans, the quality of the borrower’s management. Risks associated with real estate loans include concentrations of loans in a loan type, such as commercial or agricultural, and fluctuating land values. Non-owner occupied commercial real estate loans have risks related to occupancy and lease rates during economic downturns. Installment loans also have risks associated with concentrations of loans in a single type of loan. Installment loans additionally carry the risk of a borrower’s unemployment as a result of deteriorating economic conditions. With the exception of agricultural lending, the current economic environment has increased the risk level in the subsidiary bank’s loan portfolio.

          The Corporation’s strategy with respect to addressing and managing these types of risks, whether loan demand is weak or strong, is for the subsidiary bank to follow its loan policies and sound underwriting practices, which include: (i) granting loans on a sound and collectible basis, (ii) investing funds profitably for the benefit of the stockholders and the protection of depositors, (iii) serving the legitimate needs of the community and the subsidiary bank’s general market area while obtaining a balance between maximum yield and minimum risk, (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan, (v) administering loan policies through a Directors’ Loan Committee, an Executive Loan Committee and Officer approvals, (vi) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category and (vii) ensuring that each loan is properly documented and, if appropriate, secured or guaranteed by government agencies, and that insurance coverage is adequate, especially with respect to certain agricultural loans because of the risk of poor weather. In the present difficult economic environment, bank officers and staff actively work with borrowers to achieve the best resolutions possible.

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED

          Non-performing loans consist of non-accrual loans, loans past due 90 days on which interest is still accruing and loans modified in troubled debt restructurings (restructured loans). Non-performing loans amounted to 15.16% of total loans at March 31, 2011 compared to 13.83% at December 31, 2010. The increase reflects a higher level of stress in the commercial real estate industry. The primary components of the non-accrual total are in two industries. One is the commercial real estate development industry, primarily in the Corporation’s northern and eastern market areas. Non-performing commercial real estate development loans comprise approximately 43.3% of the Corporation’s total non-performing loans as of March 31, 2011. Due to dramatic declines in residential real estate sales activity, certain builders and developers have encountered difficulty in servicing their debt, eventually leading to non-performing status. The other primary component of non-performing loans is commercial real estate loans, which comprise approximately 33.8% of the non-performing total as of March 31, 2011. These are comprised of owner-occupied facilities and leased facilities and are located throughout the Corporation’s market area. The balance of non-performing loans is comprised primarily of residential real estate and home equity credits. The Corporation has been proactive in obtaining updated appraisals for non-performing loans secured by real estate. The continued downward pressure on real estate values, particularly development properties, has prompted charge-offs and the recording of specific reserves for potential loss on loans secured by real estate. Management believes this situation peaked in 2010.

          Restructured loans at March 31, 2011 were $23,685 compared to $23,386 at December 31, 2010. These are loans to borrowers that are experiencing varying levels of financial stress but are expected to recover. To assist the borrowers, the Corporation has provided some concession in loan terms, most commonly extending the loan amortization or adjusting the interest rate. In the present economic environment, the vast majority of non-performing loans are secured by real estate. At the time a loan is restructured, the Corporation considers the repayment history of the loan and the value of the collateral. If the principal or interest is due and has remained unpaid for 90 days of more and the loan is not well-secured, the loan is placed on nonaccrual status. If the principal and interest payments are current and the loan is well-secured, the restructured loan continues to accrue interest. Once a loan is placed on nonaccrual status, the borrower is required to make current principal and interest payments based on the modified terms for a period of at least 6 months before returning the loan to accrual status.

          As of March 31, 2011 and December 31, 2010, $12,991 and $14,368, respectively, in restructured loans were in accrual status. When the loan is restructured, the Loan Officer is required to document the basis for the restructure, obtain current and complete credit and cash flow information and identify a specific repayment plan that would retire the debt. This information is provided to the Credit Analysis department which prepares a thorough credit presentation. The credit presentation includes the modified terms of the loan, a collateral analysis and a cash flow analysis based on the modified terms of the loan. The credit presentation is presented to the Directors’ Loan Committee for approval.

          Problem credits are closely monitored by the lending staff, credit administration division and special assets group, which was newly formed in 2010. In addition, beginning in April 2011, external loan review performed by representatives of a loan review risk advisory firm will provide further assistance in identifying problem situations. Loans over 90 days past due are normally either charged off or placed on a non-accrual status. Problem credits have a life cycle. They either improve or they move through a workout/liquidation process. The workout process often includes reclassification to non-accrual status, unless the loan is well secured and in the process of collection. Collateral securing non-accrual real estate loans that are not resolved by borrowers becomes other real estate owned via foreclosure or receipt of a deed in lieu of foreclosure. The Corporation actively markets other real estate owned properties for sale.

          The Corporation formed a special assets group in 2010 to focus on the management of the other real estate owned workout process. Total other real estate owned as of March 31, 2011 was $20,572. The Corporation had $20,652 in other real estate owned as of December 31, 2010. Over 40% of the March 31, 2011 total is one industrial development property located in the Corporation’s northern region. The Corporation is actively marketing the property by parcel or as a bulk sale. Most of all improvements are complete on the property. Two distribution centers are presently located in the industrial park. Additional roadways may be built depending on how end users choose parcel configuration. A third distribution center is under construction as of March 31, 2011 on a portion of the parcel that was sold in 2010. The selling price per acre was significantly above the Corporation’s carrying value of the property. In April 2011, the Corporation received a Sale Agreement concerning the remaining acres for this industrial development property. The closing of this particular other real owned sale is expected to occur in the third quarter of 2011.

          As with non-performing loans, the Corporation is proactive in obtaining appraisals to support the carrying value of other real estate owned property on the condensed Consolidated Balance Sheets. The following table provides information on the Corporation’s non-performing loans and other real estate owned as of the periods indicated:

	March 31, 2011	December 31, 2010	March 31, 2010
Non-accrual	$78,086	$72,404	$53,448
90 days past due and accruing	2,562	1,561	22
Restructured	23,685	23,386	13,821

Total non-performing loans	$104,333	$97,351	$67,291

Other real estate owned	20,572	20,652	20,145
Total non-performing assets	$124,905	$118,003	$87,436

Non-performing loans to total loans (net of unearned interest)	15.16%	13.83%	9.08%
Non-performing assets to total assets	11.56%	10.76%	7.28%

          Non-performing loans consist of non-accrual loans, loans past due 90 days on which interest is still accruing and restructured loans. Impaired loans of $110,578, included in the impaired loans table in Note 8 - “Loans and the Allowance for Loan Losses” in the Notes to Condensed Consolidated Financial Statements, include $6,245 in impaired loans which are performing as of March 31, 2011, and therefore are not included in non-performing loans. Performing impaired loans consist of loans for which management has concern regarding the ultimate collectability of full principal and interest under the original terms of the loan agreement due to issues such as borrower payment capacity or collateral coverage. There were no performing impaired loans as of December 31, 2010.

          Of the $104,333 in impaired loans at March 31, 2011, the Corporation relied on third party appraisals for $101,344 of the impaired loans. Approximately, $85,857 or 82.3% of the impaired loans had current third party appraisals which were relied upon. These appraisals were completed within 12 months of March 31, 2011. The appraisals for the remaining $15,472 in impaired loans in which third party appraisals were obtained had not been updated as the fair value in the last appraisal received and the current estimated value were in significant excess of the outstanding debt for $2,434 of these loans.New appraisals for the remaining impaired loan balances without updated appraisals have been ordered during the first quarter and the bank will receive the new appraisals during the second quarter. The average loan to fair value for the $15,472 was approximately 73.8%. Collateral values which are not based on current appraisals are discounted 10% to 20% in the collateral evaluation in addition to the already required 10% discount. The initial 10% discount is due to the anticipated selling costs of the collateral. The additional discount is based on several factors. These factors include the Loan Officer’s review of the collateral and its current condition, the Corporation’s knowledge of the current economic environment in the collateral’s market, and the Corporation’s past experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and the decline in the real estate market since the appraisal was obtained. The increase in the general reserve portion of the allowance for loan losses, which was significantly impacted by the increased level of fourth quarter 2010 loan losses, is adequate to provide for the potential exposure on loans with non-current appraisals.

          The following table provides a loan-to-value ratio distribution for the $15,472 in impaired loans with appraisals over twelve months old as of March 31, 2011:

Loan-to-Value	Amount
0 - 50%	$1,316
50 - 60%	$1,118
60 - 70%	$-0-
70 - 80%	$2,957
80 - 90%	$1,188
90% +	$8,893

          Once a loan is deemed an impaired loan, the Loan Officer or Special Assets officer in conjunction with the credit analysis department in credit administration, completes a Problem Asset Workout Summary, which includes a detailed review of the collateral. If the estimated current collateral value is in significant excess of the outstanding debt or the appraisal is less than twelve months old, a new appraisal is not ordered. If the collateral value is not in significant excess of the outstanding debt or the appraisal is over twelve months old, the Loan Officer or Special Assets officer with concurrence of the Chief Credit Officer will determine if a new appraisal should be ordered based on their knowledge of the current market in the collateral’s area. If the Corporation determines that full collection of the principal of the debt owed is not likely, a new appraisal is ordered. If the estimated fair value represented in the new appraisal is less than the outstanding debt, a charge-off is recorded equal to the difference between the discounted collateral value and the outstanding debt.

          The determination of a specific allowance or charge-off is reviewed by the Corporation on a monthly basis. During the three months ended March 31, 2011, the Corporation recorded partial charge-offs totaling $1,267 on the impaired loans with an outstanding balance of $3,066. The charge-offs were considered warranted as the loans were considered collateral dependent and the discounted collateral value was not sufficient to cover the outstanding debt.

          The Corporation requires appraisals on real estate if the loan is over $250,000 or if the collateral is commercial real estate at the time of origination of the loan. If the appraisal is not within one year of the reporting period, the loan officer provides an additional discount on the collateral based on the Loan Officer’s review of the collateral and its current condition, the Corporation’s knowledge of the current economic environment in the collateral’s market and the Corporation’s past experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and the decline in the real estate market since the appraisal was obtained. This additional discount is usually 10% to 20%. If the loan is below $250,000 and is not commercial real estate, an internal valuation of the collateral may be used, but must be completed by a staff member who has no involvement in the credit decision. Underlying collateral consisting of vehicles, equipment or other assets is valued using information provided by the borrower. The Loan Officer must confirm the existence of the assets and provide adequate discounts on the value of the collateral when determining its adequacy to cover the loan. Problem Asset Workout Summaries are reviewed by the Risk Management department and utilized in the preparation of the allowance for loan losses calculation. Summaries include a collateral analysis detailing a description of the collateral, the date of the appraisal and the discounts on the collateral. If the discounted collateral is sufficient to cover the outstanding loan balance, no specific valuation allowance is placed on the loan.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

          The allowance shown in the following table represents the allowance available to absorb losses within the entire portfolio:

	March 31, 2011	December 31, 2010	March 31, 2010
Amount of loans outstanding at end of period (net of unearned interest)	$688,313	$704,074	$756,836
Average amount of loans outstanding for the period (net of unearned interest)	$696,574	$687,177	$778,162
Allowance for loan losses at beginning of year	$29,726	$12,075	$12,075
Charge-offs:
Agricultural	24	68	-0-
Commercial	1,203	19,525	981
Real estate-mortgage	354	2,266	362
Installment	186	1,307	74
Total charge-offs	1,767	23,166	1,417

Recoveries:
Agricultural	-0-	-0-	-0-
Commercial	28	45	96
Real estate-mortgage	-0-	-0-	-0-
Installment	45	222	3
Total recoveries	73	267	99
Net loans charged off	1,694	22,899	1,318
Provision for loan losses	1,875	40,550	3,925

Allowance for loan losses at end of period	$29,907	$29,726	$14,682

Net loans charged off to average loans	0.97%	3.33%	0.69%
Allowance for loan losses to non-performing loans	28.66%	30.53%	21.82%
Allowance for loan losses to total loans at end of period (net of unearned interest)	4.34%	4.22%	1.94%

          The allowance for loan losses is considered by management to be a critical accounting policy. The allowance for loan losses is increased by provisions charged to operating expense and decreased by charge-offs, net of recoveries. The allowance is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful loans, and such other factors that, in management’s best judgment, deserve evaluation in estimating possible loan losses. The adequacy of the allowance for possible loan losses is monitored monthly during the ongoing, systematic review of the loan portfolio by the Credit Risk Analytics staff in Credit Administration, Senior Lending Officers, Chief Credit Officer, Chief Operating Officer, Chief Financial Officer and Chief Executive Officer of the subsidiary bank. The results of these reviews are reported to the Board of Directors of the subsidiary bank on a monthly basis. Monitoring and addressing problem loan situations are primarily the responsibility of the subsidiary bank’s staff, management and its Board of Directors.

          More specifically, the Corporation calculates the appropriate level of the allowance for loan losses on a monthly basis using base charge-offs for each loan type, substandard loans and potential losses with respect to specific loans. In addition to management’s assessment of the portfolio, the Corporation and the subsidiary bank are examined periodically by regulatory agencies. Although the regulatory agencies do not determine whether the subsidiary bank’s allowance for loan losses is adequate, such agencies do review the procedures and policies followed by management of the subsidiary bank in establishing the allowance.

          Given the current state of the economy, management has assessed the impact of the recession on each category of loans and adjusted historical loss factors for more recent economic trends. Management utilizes a twelve quarter history as one component in assessing the probability of inherent future losses, while including additional weighting of the most recent historical data. Given the decline in economic conditions over the past year, management has also increased its allocation to various loan categories for economic factors. Some of the economic factors include the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial and land developments, reduced values in real estate or other collateral, the decline in and uncertainty regarding grain prices and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumers’ ability to pay. Each of these economic uncertainties was taken into consideration in developing the appropriate level of reserve.

          The Corporation’s allowance for loan losses has two components. The first component is based upon individual review of nonperforming, substandard or other loans identified as a risk for loss and deemed impaired. This includes our nonperforming loans, which consist of nonaccrual loans, loans past due over 90 days and troubled debt restructurings, loans designated as impaired as defined by accounting and regulatory guidance and loans evaluated for potential loss on an individual basis.

          The second component is based upon expected, but unidentified, losses inherent in our loan portfolio. The second component is determined utilizing the Corporation’s most recent twelve quarter net charge-off history which is then adjusted for qualitative and quantitative factors. These reserve percentages are reviewed on a quarterly basis by an Allowance Review Committee which is comprised of members of management, including lending, accounting and credit administration. The qualitative and quantitative factors considered include economic conditions, changes in underwriting practices, changes in the value of collateral, changes in the portfolio volume, staff experience, past due and nonaccrual loans, loan review oversight, concentrations of loans and competition.

          The allowance for loan losses of $29,907 and $29,726, respectively, was 4.34% and 4.22% of total loans as of March 31, 2011 and December 31, 2010. The Corporation’s net losses as a percentage of loans was 0.97% and 3.33% for the three months ended March 31, 2011 and year ended December 31, 2010, respectively. The Corporation’s net losses experienced and the level of the required allowance for loan losses have grown slightly and remain high due to the continued deterioration in the economic environment, especially relative to commercial real estate and commercial real estate development loans in its northern and eastern markets in Grundy, Kane and DuPage counties, but the growth trend in losses and provision appears to be diminishing as signs of economic stabilization begin to appear in the commercial real estate market.

          During the first quarter of 2011, $1,694 in loan charge-offs were recorded due to the receipt of updated appraisals reflecting the current deterioration in the collateral value of commercial real estate and commercial real estate development properties primarily in the northern and eastern markets. In estimating the adequacy of the allowance for loan losses, management utilizes a twelve-quarter loan loss history as one component in assessing the probability of inherent future losses, while including higher weighting of the most recent data.

          In the fourth quarter of 2010, loan charge-offs increased the historical losses contained in the twelve quarter loan loss history and significantly increased the general reserve portion of the allowance for loan losses. These charge-offs, combined with the continued credit deterioration in the northern and eastern markets, resulted in the large fourth quarter provision for loan losses, resulting in a total of $40,550 provision for loan losses for 2010. In conjunction with recorded charge-offs and recoveries for 2010, this resulted in an increase in the ratio of the allowance for loan losses to loans net of unearned interest as of December 31, 2010 to 4.22% compared to 1.51% as of December 31, 2009.

          The allowance for loan losses as a percentage of non-performing loans has decreased to 28.7% as of March 31, 2011 from 30.5% as of December 31, 2010. The allowance for loan losses calculation takes into consideration continuing economic declines and resulting increases in non-performing loans in the quantitative and qualitative factors used to adjust the reserve percentages on loans not specifically reserved for in the calculation.

          There were $19,594 in specific loan loss reserves for the non-performing loans as of March 31, 2011, compared to $12,245 as of December 31, 2010. Although non-performing loans have increased, the balance is comprised of loans that management believes will not result in significant additional losses not reserved in the allowance for loan losses as of March 31, 2011. Management considers the allowance for loan losses adequate to meet probable losses as of March 31, 2011.

CAPITAL RESOURCES

          Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the levels of risk inherent in different assets. At March 31, 2011, total risk-based capital of PNBC was 10.01%, compared to 9.68% at December 31, 2010. The Tier 1 capital ratio increased from 5.93% at December 31, 2010, to 6.19% at March 31, 2011. Total stockholders’ equity to total assets at March 31, 2011 increased to 5.31% from 5.19% at December 31, 2010.

LIQUIDITY

          Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity include cash flow from the repayment of loans and the maturity and principal prepayment of amortizing investment securities. Major uses of cash include the origination of loans and purchase of investment securities. Cash flows provided by investing and operating activities, offset by those used in financing activities, resulted in a net increase in cash and cash equivalents of $12.3 million from December 31, 2010 to March 31, 2011. This increase was primarily the result of a net decrease in loans. For more detailed information, see the Corporation’s condensed Consolidated Statements of Cash Flows.

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

          The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. At March 31, 2011, commitments to extend credit and standby letters of credit were approximately $111.0 million and $1.5 million respectively.

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

LAND HELD FOR SALE

          The Corporation owns separate lots in Elburn, Aurora and Somonauk, Illinois that have been removed from the land balance and are now shown on the Corporation’s balance sheet as land held-for-sale, at the lower of cost or market. The land in Elburn, approximately 2 acres, was purchased in 2003 in anticipation of the construction of a branch facility and has a cost basis of $820,000 at March 31, 2011. The land in Aurora, consisting of two lots remaining from the original purchase of fourteen acres in 2004 which was used to construct a branch facility, has a cost basis of $1,344,000. The land in Somonauk, acquired in 2005 during the acquisition of FSB Bancorp, Inc., consists of approximately two acres with a cost basis of $80,000.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As a smaller reporting company under the SEC’s scaled reporting requirements, the Corporation is not required to include the information required by this item. Accordingly, the information is omitted from this 10-Q filing.

EFFECTS OF INFLATION

          The condensed Consolidated Financial Statements and related condensed consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY

          The following table sets forth (in thousands) details of average balances, interest income and expense, and resulting annualized yields/costs for the Corporation for the periods indicated, reported on a fully taxable equivalent basis, using a tax rate of 34%.

	Three Months Ended, March 31, 2011			Three Months Ended, March 31, 2010
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Average Interest-Earning Assets

Interest-bearing deposits	$38,932	$21	0.22%	$61,316	$32	0.21%
Taxable investment securities	159,371	1,516	3.86%	148,478	1,491	4.07%
Tax-exempt investment securities	92,167	1,361	5.99%	126,315	2,049	6.58%
Federal funds sold	0	0	0.00%	145	0	0.00%
Net loans	613,884	8,896	5.88%	725,573	10,621	5.94%

Total interest-earning assets	904,354	11,794	5.29%	1,061,828	14,193	5.42%

Average non-interest earning assets	190,127			158,716

Total average assets	$1,094,481			$1,220,543

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$388,883	611	0.64%	$378,885	1,143	1.22%
Savings deposits	78,393	15	0.08%	70,155	16	0.09%
Time deposits	356,015	1,112	1.27%	471,757	2,214	1.90%
Interest-bearing demand notes issued to the U.S. Treasury	1,090	0	0.03%	930	0	0.04%
Federal funds purchased and customer repurchase agreements	37,586	61	0.66%	42,008	96	0.93%
Advances from Federal Home Loan Bank	8,511	23	1.10%	27,644	153	2.24%
Trust preferred securities	25,000	115	1.87%	25,000	355	5.76%
Note payable	0	0	0.00%	0	0	0.00%

Total interest-bearing liabilities	895,478	1,937	0.88%	1,016,378	3,977	1.59%

Net yield on average interest-earning assets		$9,857	4.42%		$10,216	3.90%

Average non-interest-bearing liabilities	141,379			127,843

Average stockholders’ equity	57,624			76,322

Total average liabilities and stockholders’ equity	$1,094,481			$1,220,543

           The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Three Months Ended March 31,
	2011	2010
Net interest income as stated	$9,357	$9,483
Tax equivalent adjustment-investments	463	697
Tax equivalent adjustment-loans	37	36

Tax equivalent net interest income	$9,857	$10,216

Schedule 7

Controls and Procedures

(a)

Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Thomas D. Ogaard, President and Chief Executive Officer, and Rodney D. Stickle, Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, management concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)

Internal controls. There have been significant changes in our internal accounting controls or in other factors during the quarter ended March 31, 2011 that strengthened those controls as described below.

          During the audit of the financial statements as of December 31, 2010, BKD, LLP, the Corporation’s external public accounting firm, identified a control deficiency that was determined to be a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses noted was in collateral valuation analysis. Management has taken remediation actions to address this internal control matter and has remediated this material weakness as of March 31, 2011. A more complete discussion of management’s actions is detailed below.

          Management has evaluated the procedures for monitoring asset quality and evaluating appraisals on classified and collateral dependent loans. The following processes have been implemented to specifically mitigate the control weakness identified:

1)

Problem Asset Workout Summaries (“PAWS”), which are detailed analyses prepared quarterly in the evaluation of each non-performing loan relationship, are reviewed with more frequency prior to quarter end by management and staff of the Credit Administration Department with oversight now provided by the Director’s Loan Committee to ensure that collateral valuations are appropriately obtained, and updated, where applicable, in a timely fashion.

2)

In situations involving classified and collateral-dependent loans where appraisals are dated more than twelve months prior and updated appraisals are pending completion or are in the process of review, management evaluates the need for recognition of additional adjustment or discount to the existing appraised value of the collateral to assure that recorded reserves are appropriate.

3)

Management maintains a heightened sense of awareness of the need to fully evaluate all PAWS and ensure that all documentation is complete, appraisals are timely, reviewed and appropriately discounted, and all review procedures appropriately completed.

4)

The Corporation filled a newly created role of Chief Credit Officer and established a Credit Administration Department to oversee the development, maintenance, and monitoring of loan policies and procedures. Responsibilities of the Credit Administration Department include credit analysis, credit risk management, loan servicing and administration, collections, and the special assets group, as well as loan portfolio analysis and the maintenance of the allowance for loan losses. The functions of the special assets group include loss mitigation and workout of non-performing loans, liquidation of non-performing assets, and other responsibilities to accelerate and maximize loan recoveries. As part of establishing the new Credit Administration Department, the Bank’s Chief Credit Officer has identified and engaged experienced personnel to fill key roles within credit administration in continuing to address the Corporation’s identified material weakness.

5)

A credit risk analytics group, within the Credit Administration Department, was created and staffed to facilitate the timely and appropriate preparation of allowance for loan losses evaluation, loan portfolio monitoring, migration analysis, concentration analysis, and other credit risk analysis. In conjunction with the special assets group, the credit risk analytics group is responsible for ensuring that loan level detail is appropriately maintained relative to problem loan reporting, including current appraisal documentation, and the identification of non-accrual loans and loans subject to classification as troubled debt restructurings.