Form 10-Q
period 2011-06-30
PRINCETON NATIONAL BANCORP INC
filed 2011-07-29
CIK 707855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2011
Common, par value $5.00	3,330,038

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

Item 3.  Defaults Upon Senior Securities

As previously disclosed, in the first quarter of 2011, the Corporation elected to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities and to suspend quarterly cash dividend payments on its Series B fixed rate, cumulative perpetual preferred stock issued to the U.S. Treasury.  Therefore, the Corporation is currently in arrears with the interest payments on the subordinated debentures and dividend payments on the preferred stock, as permitted by the related documentation.  As of June 30, 2011, the amounts of the arrearages on the various instruments were as follows: Junior subordinated debentures: $252,000; and, Series B fixed rate, cumulative perpetual preferred stock: $627,000.

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

PRINCETON NATIONAL BANCORP, INC.

By	By
/s/ Thomas D. Ogaard	/s/ Rodney D. Stickle
Thomas D. Ogaard	Rodney D. Stickle, CPA
President & Chief Executive Officer	Senior Vice President & Chief Financial Officer
July 29, 2011	July 29, 2011

Princeton National Bancorp, Inc.		Schedule 1
Condensed Consolidated Balance Sheets
	June 30,	December 31,
(dollars in thousands except share data)	2011	2010
	(unaudited)
ASSETS
Cash and due from banks	$18,349	$12,992
Interest-bearing deposits with financial institutions	55,634	30,888
Total cash and cash equivalents	73,983	43,880

Loans held-for-sale, at lower of cost or market	2,615	5,515

Investment securities:
Available-for-sale, at fair value	233,883	248,752
Held-to-maturity, at amortized cost (fair value of $11,502 and $12,472)	11,350	12,187
Total investment securities	245,233	260,939

Loans:
Loans, net of unearned interest	657,687	704,074
Allowance for loan losses	(19,129)	(29,726)
Net loans	638,558	674,348

Premises and equipment, net of accumulated depreciation	26,212	26,901
Land held for sale, at lower of cost or market	2,244	2,244
Federal Reserve Bank and Federal Home Loan Bank stock	4,500	4,498
Bank-owned life insurance	23,871	23,416
Accrued interest receivable	6,116	7,482
Other real estate owned	18,308	20,652
Deferred income taxes	13,457	10,512
Intangible assets, net of accumulated amortization	2,163	2,531
Other assets	12,501	13,553

TOTAL ASSETS	$1,069,761	$1,096,471

LIABILITIES
Deposits:
Demand	$142,579	$138,683
Interest-bearing demand	373,086	383,126
Savings	82,127	74,817
Time	341,623	366,335
Total deposits	939,415	962,961

Borrowings:
Customer repurchase agreements	38,309	35,806
Interest-bearing demand notes issued to the U.S. Treasury	978	1,753
Advances from the Federal Home Loan Bank	5,000	9,000
Trust preferred securities	25,000	25,000
Total borrowings	69,287	71,559

Other liabilities	6,033	5,090

TOTAL LIABILITIES	1,014,735	1,039,610

STOCKHOLDERS' EQUITY
Preferred stock: no par value, 100,000 shares authorized: 25,083 shares issued and outstanding at June 30, 2011 and December 31, 2010	25,001	24,986
Common stock: $5 par value, 7,000,000 shares authorized: 4,478,295 shares issued at June 30, 2011 and December 31, 2010	22,391	22,391
Common stock warrants	150	150
Surplus	18,259	18,275
Retained earnings	10,384	11,589
Accumulated other comprehensive income, net of tax	2,365	3,064
Less: cost of 1,148,257 and 1,152,354 treasury shares at June 30, 2011 and December 31, 2010	(23,524)	(23,594)

TOTAL STOCKHOLDERS' EQUITY	55,026	56,861

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,069,761	$1,096,471

See accompanying notes to unaudited condensed consolidated financial statements.

Princeton National Bancorp, Inc.				Schedule 2
Condensed Consolidated Statements of Income (unaudited)

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
(dollars in thousands except share data)	ENDED	ENDED	ENDED	ENDED
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Interest Income:
Interest and fees on loans	$8,186	$9,841	$17,045	$20,427
Interest and dividends on investment securities:
Taxable	1,591	1,156	3,107	2,647
Tax-exempt	763	1,336	1,661	2,688
Interest on interest-bearing deposits in other banks	34	40	56	72
Total interest income	10,574	12,373	21,869	25,834

Interest Expense:
Interest on deposits	1,634	2,657	3,372	6,030
Interest on borrowings	184	531	384	1,136
Total interest expense	1,818	3,188	3,756	7,166

Net interest income	8,756	9,185	18,113	18,668

Provision for loan losses	8,050	2,650	9,925	6,575

Net interest income after provision for loan losses	706	6,535	8,188	12,093

Non-interest income:
Fiduciary and farm management fees	269	317	559	581
Service charges on deposit accounts	1,002	958	1,945	1,849
Other service charges	421	507	826	967
Gains on sales of securities available-for-sale	1,598	80	2,682	722
Brokerage fee income	207	224	346	413
Mortgage servicing rights impairment	0	(589)	0	(589)
Mortgage banking income, net	288	268	740	763
Bank-owned life insurance income	225	228	446	457
Other operating income	17	36	83	58
Total non-interest income	4,027	2,029	7,627	5,221

Non-interest expense:
Salaries and employee benefits	4,529	4,452	9,145	8,864
Occupancy	623	633	1,312	1,333
Equipment expense	781	747	1,562	1,514
Federal insurance assessments	447	534	1,087	1,232
Intangible assets amortization	175	201	369	402
Data processing	349	320	715	632
Marketing	139	206	294	382
Other real estate expenses, net	1,433	387	2,015	1,122
Loan collection expenses	371	184	534	388
Other operating expense	1,386	1,152	2,635	2,233
Total non-interest expense	10,233	8,816	19,668	18,102

Income (loss) before income taxes	(5,500)	(252)	(3,853)	(788)
Income tax benefit	(2,575)	(672)	(2,663)	(1,467)

Net income (loss)	(2,925)	420	(1,190)	679

Dividends on preferred shares	0	314	0	627
Accretion of preferred stock discount	7	7	15	14

Net income (loss) available to common stockholders	$(2,932)	$99	$(1,205)	$38

Earnings (loss) per share available to common stockholders:
Basic net income (loss) per common share available to common stockholders	$(0.88)	$0.03	$(0.36)	$0.01
Diluted net income (loss) per common share available to common stockholders	$(0.88)	$0.03	$(0.36)	$0.01

Basic weighted average shares outstanding	3,328,035	3,309,746	3,327,005	3,308,262
Diluted weighted average shares outstanding	3,328,035	3,309,746	3,327,005	3,308,262

See accompanying notes to unaudited condensed consolidated financial statements.

Princeton National Bancorp, Inc.								Schedule 3
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)

						Accumulated
(dollars in thousands except share data)						Other
			Common			Comprehensive
For the Six Months Ended	Preferred	Common	Stock		Retained	Income,	Treasury
June 30, 2011	Stock	Stock	Warrants	Surplus	Earnings	net of tax effect	Stock	Total

Balance, January 1, 2011	$24,986	$22,391	$150	$18,275	$11,589	$3,064	$(23,594)	$56,861

Net income (loss)					(1,190)			(1,190)
Accretion on preferred stock discount	15				(15)			0
Sale of 4,097 shares of treasury common stock				(49)			70	21
Amortization of unearned compensation expense				33				33
Other comprehensive income, net of ($442) tax effect						(699)		(699)
Balance, June 30, 2011	$25,001	$22,391	$150	$18,259	$10,384	$2,365	$(23,524)	$55,026

For the Six Months Ended
June 30, 2010

Balance, January 1, 2010	$24,958	$22,391	$150	$18,423	$29,851	$2,816	$(23,929)	$74,660

Net income					679			679
Dividends on preferred stock					(628)			(628)
Accretion on preferred stock discount	14				(14)			0
Sale of 4,634 shares of treasury common stock				(49)			80	31
Award of 2,000 shares of nonvested common stock out of treasury common stock				(14)			34	20
Amortization of unearned compensation expense				45				45
Other comprehensive income, net of $1,769 tax effect						2,798		2,798
Balance, June 30, 2010	$24,972	$22,391	$150	$18,405	$29,888	$5,614	$(23,815)	$77,605

See accompanying notes to unaudited condensed consolidated financial statements.

Princeton National Bancorp, Inc.		Schedule 4
Condensed Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	June 30, 2011	June 30, 2010
Operating activities:
Net income (loss)	$(1,190)	$679
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	966	1,057
Provision for loan losses	9,925	6,575
Deferred income tax benefit	(2,503)	0
Amortization of intangible assets and other purchase accounting adjustments, net	368	402
Amortization of premiums and discounts on investment securities, net	767	799
Gains on sales of securities available-for-sale, net	(2,682)	(722)
Impairment of mortgage servicing rights	0	589
Compensation expense for vested stock options	33	45
Loss on sales of other real estate owned, net	1,069	388
Loans originated for sale	(27,245)	(38,962)
Proceeds from sales of loans originated for sale	30,145	40,850
Increase (decrease) in accrued interest payable	140	(959)
Decrease in accrued interest receivable	1,366	2,314
Increase in other assets	595	259
Increase (decrease) in other liabilities	803	(2,058)

Net cash provided by operating activities	12,557	11,256

Investing activities:
Proceeds from sales of investment securities available-for-sale	83,036	42,929
Proceeds from maturities of investment securities available-for-sale	10,622	23,373
Purchase of investment securities available-for-sale	(78,445)	(5,436)
Proceeds from maturities of investment securities held-to-maturity	1,267	0
Purchase of investment securities held-to-maturity	0	(1,340)
Proceeds from sales of other real estate owned	3,245	2,309
Net decrease in loans	23,895	48,742
Purchases of premises and equipment	(277)	(284)

Net cash provided by investing activities	43,343	110,293

Financing activities:
Net decrease in deposits	(23,546)	(107,685)
Net decrease in short-term borrowings	(2,272)	(23,915)
Dividends paid on preferred stock	0	(628)
Sales of treasury stock	21	31
Award of nonvested stock from treasury stock	0	20

Net cash used in financing activities	(25,797)	(132,177)

Increase (decrease) in cash and cash equivalents	30,103	(10,628)
Cash and cash equivalents at beginning of period	43,880	71,073

Cash and cash equivalents at end of period	$73,983	$60,445

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,616	$8,125
Income taxes	$896	$1,019

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$1,970	$4,740

See accompanying notes to unaudited condensed consolidated financial statements.

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2011 and 2010, and all such adjustments are of a normal recurring nature.  The 2010 year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included.  For further information, refer to the Consolidated Financial Statements and notes included in the Registrant's 2010 Annual Report on Form 10-K.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.  Certain amounts in the 2010 Consolidated Financial Statements have been reclassified to conform to the 2011 presentation.

NOTE 1 -- CAPITAL PURCHASE PROGRAM

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

On January 24, 2011, the Corporation notified the U.S. Treasury that it will defer regularly scheduled payments on the Corporation’s 25,083 shares in Series B Preferred Stock.  As of June 30, 2011, “dividends in arrears” on the preferred stock, which must be paid prior to the payment of dividends on the common shares, total approximately $627,000.

NOTE 2 --  EARNINGS PER SHARE

The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated:

(in thousands, except share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Numerator:
Net income (loss) available to common stockholders	$(2,932)	$99	$(1,205)	$38

Denominator:
Basic earnings per share - weighted average common shares	3,328,035	3,309,746	3,327,005	3,308,262
Effect of dilutive securities - stock options	-	-	-	-
Diluted earnings per share - adjusted weighted average common shares	3,328,035	3,309,746	3,327,005	3,308,262

Net income (loss) per share available to common stockholders:
Basic	$(0.88)	$0.03	$(0.36)	$0.01
Diluted	$(0.88)	$0.03	$(0.36)	$0.01

The following shares were not considered in computing diluted earnings per share for the three and six month periods ended June 30, 2011 and 2010 because they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Stock options to purchase shares of common stock	555,277	522,511	555,277	522,511
Average dilutive potential common shares associated with common stock warrants	155,025	155,025	155,025	155,025

 NOTE 3 -- INTANGIBLE ASSETS

The balance of intangible assets, net of accumulated amortization, totaled $2,163,000 and $2,531,000 at June 30, 2011 and December 31, 2010, respectively.

The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible	$9,004	$(6,885)	$9,004	$(6,522)
Other acquisition costs	234	(190)	234	(185)
Total	$9,238	$(7,075)	$9,238	$(6,707)

Amortization expense of all intangible assets totaled $369,000 and $402,000 for the six months ended June 30, 2011 and 2010, respectively.  The amortization expense of these intangible assets will be approximately $284,000 for the remaining six months of 2011.

NOTE 4 -- ORIGINATED MORTGAGE SERVICING RIGHTS

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

(in thousands)

Balance, January 1, 2011	$3,385
Servicing rights capitalized	246
Amortization of servicing rights	(211)
Valuation adjustment	-
Balance, June 30, 2011	$3,420

                Activity in the valuation allowance for mortgage servicing rights was as follows:

(in thousands)

Balance, January 1, 2011	$295
Additions	-
Reductions	-
Balance, June 30, 2011	$295

The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of June 30, 2011.  The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed, depending on the amount of additional mortgage servicing rights, changes in mortgage interest rates, estimated prepayment speeds and market conditions.

Estimated Amortization Expense:

Amount (in thousands)

For the six months ended December 31, 2011	$174
For the year ending December 31, 2012	361
For the year ending December 31, 2013	339
For the year ending December 31, 2014	318
For the year ending December 31, 2015	298
For the year ending December 31, 2016	279
Thereafter	1,651

The Corporation services loans for others with unpaid principal balances at June 30, 2011 and December 31, 2010 of approximately $398.9 million and $395.0 million, respectively.

NOTE 5 -- OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes for the six months ended June 30, 2011 and 2010 were as follows:

(in thousands)	2011	2010

Net unrealized gains on securities available-for-sale	$1,541	$5,289
Reclassification adjustment for realized gains included in income	(2,682)	(722)
Other comprehensive income (loss), before tax effect	(1,141)	4,567
Tax expense (benefit)	(442)	1,769
Other comprehensive income (loss)	$(699)	$2,798

The components of accumulated other comprehensive income, included in stockholders’ equity at June 30, 2011 and 2010, are as follows:

(in thousands)	2011	2010

Net unrealized gains on securities available-for-sale	$4,391	$9,694
Net unrealized benefit obligations	(530)	(530)
	3,861	9,164
Tax effect	(1,496)	(3,550)
Net-of-tax amount	$2,365	$5,614

NOTE 6 -- FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK

The subsidiary bank held $2,373,000 in Federal Home Loan Bank stock at June 30, 2011 and December 31, 2010 and $2,127,000 and $2,125,000 in Federal Reserve Bank stock at June 30, 2011 and December 31, 2010. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board.  The Federal Home Loan Bank will continue to provide liquidity and funding through advances; however, the order prohibits capital stock repurchases until a time to be determined by the Federal Housing Finance Board and requires their approval for dividends.  With regard to dividends, the Federal Home Loan Bank of Chicago continues to assess its dividend capacity each quarter and make appropriate request for approval.  While there were no dividends paid during 2010, dividends were declared and paid in February and May of 2011. Management performed an analysis and deemed the cost-method investment in Federal Home Loan Bank stock was ultimately recoverable.

NOTE 7 -- INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of available-for-sale and held-to-maturity securities by major security type at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$75,079	$620	$(389)	$75,310
State and Municipal	88,118	2,920	(303)	90,735
Collateralized mortgage obligations: GSE residential	66,295	1,766	(223)	67,838
Total	229,492	5,306	(915)	233,883
Held-to-maturity:
State and Municipal	11,350	162	(10)	11,502
Total	$240,842	$5,468	$(925)	$245,385

	December 31, 2010
(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$77,166	$1,671	$(633)	$78,204
State and Municipal	113,308	2,730	(384)	115,654
Collateralized mortgage obligations: GSE residential	52,746	2,148	(0)	54,894
Total	243,220	6,549	(1,017)	248,752
Held-to-maturity:
State and Municipal	12,187	309	(24)	12,472
Total	$255,407	$6,858	$(1,041)	$261,224

Securities with unrealized losses at June 30, 2011 and December 31, 2010 not recognized in income are as follows:

			June 30, 2011
(in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

United States government and federal agency and U.S. government-sponsored entities (GSEs)	$32,290	$(389)	$0	$0	$32,290	$(389)
State and municipal	11,619	(228)	857	(85)	12,476	(313)
Collateralized mortgage obligations: GSE residential	20,455	(223)	0	0	20,455	(223)
Temporarily impaired securities	$64,364	$(840)	$857	$(85)	$65,221	$(925)

			December 31, 2010
(in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

United States government and federal agency and U.S. government-sponsored entities (GSEs)	$26,238	$(633)	$0	$0	$26,238	$(633)
State and municipal	20,493	(367)	1,343	(41)	21,836	(408)
Temporarily impaired securities	$46,731	$(1,000)	$1,343	$(41)	$48,074	$(1,041)

There are 58 securities in an unrealized loss position in the investment portfolio at June 30, 2011 all due to interest rate changes and not credit events.  These unrealized losses are considered temporary and, therefore, have not been recognized into income because the issuers are of high credit quality and management has the intent and ability to hold for the foreseeable future and it is more likely than not that the Corporation will not be required to sell the security before recovery.  The fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates.

Maturities of investment securities classified as available-for-sale and held to maturity were as follows at June 30, 2011:

(in thousands)	Adjusted	Fair
	Carrying Value	Value
Available-for-sale:
Due in one year or less	$869	$871
Due after one year through five years	19,276	19,765
Due after five years through ten years	51,353	52,889
Due after ten years	35,249	35,886
	106,747	109,412
Mortgage-backed securities	56,450	56,633
Collateralized mortgage obligations	66,295	67,838
	$229,492	$233,883

Held-to-maturity:
Due in one year or less	$2,710	$2,727
Due after one year through five years	6,267	6,403
Due after five years through ten years	2,269	2,272
Due after ten years	103	100
	$11,350	$11,502

Proceeds from sales of investment securities available-for sale were $80.4 million for the first six months of 2011 compared to $52.7 million for the year ended December 31, 2010. Net gains were realized of $2,682,000 for the six months ended June 30, 2011 and $722,000 for the year ended December 31, 2010.  The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $210.7 million at June 30, 2011 and $209.5 million at December 31, 2010.

NOTE 8 -- LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

	June 30,	December 31,
	2011	2010

Commercial	$129,771	$138,325
Agricultural	64,354	78,086
Agricultural Real Estate	49,391	46,361
Commercial Real Estate	201,571	205,301
Commercial Real Estate Development	75,126	88,402
Residential Real Estate	86,673	90,869
Total real estate	412,761	430,933
Consumer	50,801	56,730
Total	$657,687	$704,074

At June 30, 2011 and December 31, 2010, the Corporation held $201,571 and $205,301 in commercial real estate loans and $75,126 and $88,402 in commercial real estate development loans, respectively. Generally, these loans are collateralized by the real estate being financed and are expected to be repaid from cash flows or from proceeds of sale of the real estate collateral.

At June 30, 2011 and December 31, 2010, the Corporation held $64,354 and $78,086 in agricultural production loans and $49,391 and $46,361 in agricultural real estate loans, respectively. Generally, these loans are collateralized by the assets of the borrower and are expected to be repaid from cash flows or from proceeds of sale of selected assets of the borrowers.

The Corporation believes that sound loans are a necessary and desirable means of employing funds available for investment.  Recognizing the Corporation’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords.  The Corporation maintains lending policies and procedures designed to focus our lending efforts on the types, locations and duration of loans most appropriate for our business model and markets. The Corporation’s principal lending activity is the origination of one-to four-family residential mortgage and commercial real estate loans but also includes agricultural real estate loans, commercial business loans, agribusiness loans, multi-family loans, home equity lines of credits, consumer loans (consisting primarily of automobile loans) and, to a lesser extent, construction loans and land loans.  The primary lending market includes the Illinois counties of Aurora, Bureau, DeKalb, Henry, Kane, Kendall, LaSalle, McHenry and Will as well as adjacent counties in Illinois.  Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

Management reviews and approves the Corporation’s lending policies and procedures on a regular basis.  Management regularly (at least quarterly) reviews the allowance for loan losses and reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.  Our underwriting standards are designed to encourage relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.  The integrity and character of the borrower are significant factors in our loan underwriting.  As a part of underwriting, tangible positive or negative evidence of the borrower’s integrity and character are sought out.  Additional significant underwriting factors beyond location, duration, the sound and profitable cash flow basis underlying the loan and the borrower’s character are the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

The Corporation’s policies and loan approval limits are established by the Board of Directors.  The loan officers generally have authority to approve secured loans up to $250,000 and unsecured loans or exposures up to $50,000.  Managing Officers (those with designated loan approval authority) generally have authority to approve secured loans up to $500,000 and unsecured loans or exposures up to $100,000.  The Senior Commercial Banking Officer has authority to approve secured loans up to $1,000,000 and unsecured loans or exposures up to $250,000.  The Chief Credit Officer has authority to approve secured loans up to $1,500,000 and unsecured loans or exposures up to $250,000.  In addition, in certain circumstances any two consumer officers may combine their loan authority limits to approve a loan, while only the President and Chief Executive Officer, Chief Credit Officer and Senior Commercial Banking Manager may combine their loan authority limits to approve a commercial loan.  The Executive Loan Committee may approve one-to-four family residential mortgage loans up to $2,500,000, commercial real estate loans, multi-family real estate loans and land loans up to $3,500,000, in aggregate, and unsecured loans or exposures up to $1,000,000.  All loans above these limits must be approved by the Directors Loan Committee, consisting of the Chairman, the President and Chief Executive Officer and up to three other Board members.  At no time will the Corporation originate a loan where a borrower's total borrowing relationship exceeds the Bank’s regulatory lending limit.  Loans to related parties, including executive officers and the Corporation’s directors, are reviewed for compliance with regulatory guidelines by the board of directors at least annually.

The Corporation’s loan review department conducts periodic independent loan reviews of outstanding loans.  The primary objective of the independent loan review function is to ensure the maintenance of a quality loan portfolio and minimize the potential for loan losses.  The loan review department is responsible for reviewing a sample of existing loans for compliance with internal policies and procedures.  In addition to reviewing loans for compliance, at a minimum, the loan review department analyzes the appropriateness and timeliness of risk grading and problem loan identification by loan officers, the identification of individually impaired loans, the measurement of estimated loan impairment and timeliness of charge-offs, the credit quality, including underwriting and borrower performance, and the overall adequacy of the allowance for loan and lease losses.  Beginning in 2011, the Corporation began using a third party service provider to assist with the loan review functions, including the overall assessment of the loan portfolio and the identification of problem loans.  Results of these reviews are presented to management and the Directors Loan Committee.

The Corporation’s lending can be summarized into six primary areas; one-to-four family residential mortgage loans, commercial real estate loans and multi-family real estate loans, home equity lines of credits, real estate construction loans, commercial business loans and consumer loans.  The primary lending market includes the Illinois counties of Aurora, Bureau, DeKalb, Henry, Kane, Kendall, LaSalle, McHenry and Will as well as the adjacent counties in Illinois.

One-to-Four Family Residential Mortgage Loans
The Corporation offers one-to-four family residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans.  In recent years there has been an increased demand for long-term fixed-rate loans, as market rates dropped and remained near historic lows.  As a result, the Corporation has sold a substantial portion of fixed-rate one-to-four family residential mortgage loans with terms of 15 years or greater.  Generally, the Corporation retains fixed-rate one-to-four family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans originated in recent years due to the favorable long-term rates for borrower.

In addition, the Corporation also offers home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence.  Home equity loans are generally underwritten using the same criteria used to underwrite one-to-four family residential mortgage loans.

As one-to-four family residential mortgage and home equity loan underwriting are subject to specific regulations, the Corporation typically underwrites its one-to-four family residential mortgage loans and home equity loans to conform to generally accepted standards.  Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.  The Corporation has established minimum standards and underwriting guidelines for all residential real estate loan collateral types.

Commercial Real Estate and Multi-Family Real Estate Loans
Commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, strip mall centers, farms and churches.  In underwriting commercial real estate loans and multi-family real estate loans, the Corporation considers a number of factors which include the projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties.  Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers.  In addition, the borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.  The repayment of these loans is primarily dependent on the cash flows of the underlying property; however, the commercial real estate loan generally must be supported by an adequate underlying collateral value.  The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors.  These loans are subject to other industry guidelines that are closely monitored by the Corporation.

Home Equity Lines of Credit
In addition to traditional one-to-four family residential mortgage loans and home equity loans, the Corporation offers home equity lines of credit that are secured by the borrower’s primary or secondary residence.  Home equity lines of credit are generally underwritten using the same criteria used to underwrite one-to-four family residential mortgage loans.  As home equity line of credit underwriting is subject to specific regulations, the Corporation typically underwrites its home equity lines of credit to conform to widely accepted standards.  Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

Commercial Business Loans
The Corporation originates commercial non-mortgage business (term) loans and adjustable lines of credit.  These loans are generally originated to small and medium sized companies in the Corporation’s primary market area.  Commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock.  The Corporation also offers agriculture loans that are not secured by real estate.

The commercial business loan portfolio consists primarily of secured loans.  When making commercial business loans, the Corporation considers the financial statements, lending history and debt service capabilities of the borrower, the projected cash flows of the business and the value of collateral.  The cash flows of the underlying borrower, however, may not perform consistent with historical or projected information.  Further, the collateral securing the loans may fluctuate in value due to individual economic or other factors.  Virtually all of our loans are guaranteed by the principals of the borrower.  The Corporation has established minimum standards and underwriting guidelines for all commercial loan types.

Real Estate Construction Loans
The Corporation originates construction loans for one-to-four family residential properties and commercial real estate properties, including multi-family properties.  The Corporation generally requires that a commitment for permanent financing be in place prior to closing the construction loan.  The repayment of these loans is typically through permanent financing following completion of the construction.  Real estate construction loans are inherently more risky than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans.  These loans are closely monitored and subject to other industry guidelines.

Consumer Loans
Consumer loans consist of installment loans to individuals, primarily automotive loans.  These loans are centrally underwritten utilizing the borrower’s financial history, including the Fair Isaac Corporation (“FICO”) credit scoring and information as to the underlying collateral.  Repayment is expected from the cash flow of the borrower.  Consumer loans may be underwritten with terms up to seven years, fully amortized.  Unsecured loans are limited to twenty four months.  Loan-to-value ratios vary based on the type of collateral.  The Corporation has established minimum standards and underwriting guidelines for all consumer loan types.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the six months ended June 30, 2011:

					Commercial
			Agricultural	Commercial	Real Estate	Residential
	Commercial	Agricultural	Real Estate	Real Estate	Development	Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance, beginning of period	$4,435	$99	$107	$6,029	$15,526	$1,897	$1,595	$38	$29,726
Provision charged to expense	(592)	(26)	(24)	7,812	1,182	1,461	124	(12)	9,925
Less: loans charged off	1,556	16	22	8,481	8,462	1,438	682	-0-	20,657
Recoveries	44	-0-	-0-	-0-	-0-	8	83	-0-	135
Balance, end of period	$2,331	$57	$61	$5,360	$8,246	$1,928	$1,120	$26	$19,129
Ending Balance: individually evaluated for impairment	$1,879	$-0-	$-0-	$1,169	$4,722	$757	$298	$-0-	$8,825
Ending Balance: collectively evaluated for impairment	$452	$57	$61	$4,191	$3,524	$1,171	$822	$26	$10,304

Loans
Ending Balance	$129,771	$64,354	$49,391	$201,571	$75,126	$86,673	$50,801	$-0-	$657,687
Ending Balance: individually evaluated for impairment	$11,477	$1,822	$1,078	$31,919	$40,345	$9,899	$1,066	$-0-	$97,606
Ending Balance: collectively evaluated for impairment	$118,294	$62,532	$48,313	$169,652	$34,781	$76,774	$49,735	$-0-	$560,081

The following table presents the changes in the allowance for loan losses for the three months ended June 30, 2011:

					Commercial
			Agricultural	Commercial	Real Estate	Residential
	Commercial	Agricultural	Real Estate	Real Estate	Development	Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance, beginning of period	$2,888	$60	$81	$10,532	$12,768	$2,398	$1,152	$28	$29,907
Provision charged to expense	469	(3)	(6)	2,770	3,790	606	426	(2)	8,050
Less: loans charged off	1,042	-0-	14	7,942	8,312	1,084	496	-0-	18,890
Recoveries	16	-0-	-0-	-0-	-0-	8	38	-0-	62
Balance, end of period	$2,331	$57	$61	$5,360	$8,246	$1,928	$1,120	$26	$19,129

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2010:

					Commercial
			Agricultural	Commercial	Real Estate	Residential
	Commercial	Agricultural	Real Estate	Real Estate	Development	Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance, beginning of year	$181	$129	$1,181	$2,661	$3,022	$3,419	$1,059	$423	$12,075
Provision charged to expense	9,134	(173)	(1,054)	4,828	25,681	745	1,774	(385)	40,550
Less: loans charged off	4,888	-0-	68	1,460	13,177	2,267	1,306	-0-	23,166
Recoveries	8	143	48	-0-	-0-	-0-	68	-0-	267
Balance, end of year	$4,435	$99	$107	$6,029	$15,526	$1,897	$1,595	$38	$29,726
Ending Balance: individually evaluated for impairment	$1,004	$-0-	$-0-	$3,425	$6,906	$484	$426	$-0-	$12,245
Ending Balance: collectively evaluated for impairment	$3,431	$99	$107	$2,604	$8,620	$1,413	$1,169	$38	$17,481

Loans
Ending Balance	$138,325	$78,086	$46,361	$205,301	$88,402	$90,869	$56,730	$-0-	$704,074
Ending Balance: individually evaluated for impairment	$2,085	$-0-	$-0-	$18,130	$18,334	$3,873	$734	$-0-	$43,156
Ending Balance: collectively evaluated for impairment	$136,240	$78,086	$46,361	$187,171	$70,068	$86,996	$55,996	$-0-	$660,918

Changes in the allowance for loan losses for the six months ended June 30, 2010 were as follows:

Balance, January 1	$12,075
Provision for loan losses	6,575
Loans charged off	2,789
Recoveries of loans previously charged off	114
Balance, June 30	$15,975

Changes in the allowance for loan losses for the three months ended June 30, 2010 were as follows:

Balance, April 1	$14,682
Provision for loan losses	2,650
Loans charged off	1,372
Recoveries of loans previously charged off	15
Balance, June 30	$15,975

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

The Corporation establishes a general allowance for loans that are not deemed impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets.  The general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on the Corporation’s historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio.  The allowance is then adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  These significant factors may include: (1) changes in the value of the underlying collateral; (2) management’s assumptions regarding the minimal level of risk for a given loan category; (3) changes in lending policies and procedures, including changes in underwriting standards and charge-off and recovery practices not considered elsewhere in estimating credit losses; (4) changes in international, national, regional and local economics and business conditions, and developments that affect the collectability of the portfolio, including the conditions of various market segments; (5) changes in the nature and volume of the portfolio and in the terms of loans; (6) changes in the experience, ability and depth of the loan officers and other relevant staff; (7) changes in the volume and severity of past due loans, the volume of non-accrual loans and the volume and severity of adversely classified loans; (8) changes in the quality of the loan review system; (9) changes in the value of the underlying collateral for collateral-dependent loans; (10) the existence and effect of any concentrations of credit and changes in the level of such concentrations; and (11) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

The applied loss factors are evaluated quarterly to ensure their relevance in the current environment.

Although the Corporation’s policy allows for a general valuation allowance on certain smaller-balance, homogenous pools of loans classified as substandard, the Corporation has historically evaluated every loan classified as substandard, regardless of size, for impairment as part of the review for establishing specific allowances.  The Corporation’s policy also allows for general valuation allowance on certain smaller-balance, homogenous pools of loans which are loans criticized as special mention or watch.  A separate general allowance calculation is made on these loans based on historically measured weakness, and which is no less than twice the percentage of the general allowance calculation on the non-classified loans.

There have been no significant changes to the Corporation’s accounting policies or methodology from the prior periods.

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category and payment activity as of June 30, 2011:

Commercial Credit Exposure: Credit Risk Profile by Creditworthiness Category

					Commercial
			Agricultural	Commercial	Real Estate
Risk Rating:	Commercial	Agricultural	Real Estate	Real Estate	Development	Total
1-2	$14,869	$20,023	$14,327	$11,712	$407	$61,338
3	53,622	31,303	21,672	72,560	8,941	188,098
4	31,031	9,324	10,016	40,664	1,965	93,000
5	10,526	1,170	1,928	29,112	3,270	46,006
6	19,584	2,534	1,448	47,523	60,543	131,632
7	139	-0-	-0-	-0-	-0-	139
Total	$129,771	$64,354	$49,391	$201,571	$75,126	$520,213

Consumer Credit Exposure: Credit Risk Profile by Creditworthiness Category

	Residential
Risk Rating:	Real Estate	Consumer	Total
Pass	$75,087	$48,141	$123,228
Special Mention	924	283	1,207
Substandard	10,450	2,377	12,827
Doubtful	212	0	212
Total	$86,673	$50,801	$137,474

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category and payment activity as of December 31, 2010:

Commercial Credit Exposure: Credit Risk Profile by Creditworthiness Category

					Commercial
			Agricultural	Commercial	Real Estate
Risk Rating:	Commercial	Agricultural	Real Estate	Real Estate	Development	Total
1-2	$3,921	$12,680	$5,346	$5,676	$52	$27,675
3	90,147	41,653	27,742	101,219	13,631	274,392
4	23,495	17,319	9,195	29,985	8,744	88,738
5	3,370	2,994	3,385	25,814	22,414	57,977
6	17,392	3,440	693	42,607	43,561	107,693
7	-0-	-0-	-0-	-0-	-0-	-0-
Total	$138,325	$78,086	$46,361	$205,301	$88,402	$556,475

Consumer Credit Exposure: Credit Risk Profile by Creditworthiness Category

	Residential
Risk Rating:	Real Estate	Consumer	Total
Pass	$81,504	$53,958	$135,462
Special Mention	314	147	461
Substandard	9,051	2,539	11,590
Doubtful	-0-	86	86
Total	$90,869	$56,730	$147,599

Credit Quality Indicators
The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends among other factors. The Corporation analyzes loans individually by classifying the loans according to credit risk. This analysis is performed on all loans at origination.  Subsequently, a majority of analyses are reviewed on an annual basis by Risk Management and/or a third party service provider and rating changes are made as necessary.  Interim reviews are performed if borrower circumstances warrant a more timely review.

The Corporation has established a uniform internal risk rating methodology for commercial loans utilizing risk grades from 1 through 7, with 1 being considered “excellent” and 7 being considered “doubtful.” A summary of the general definitions for the risk ratings follows:

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

All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table presents the Corporation’s loan portfolio aging analysis as of June 30, 2011:

	30-59 Days	60-89 Days	>90 Days	Total	Total	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Commercial	$790	$1,052	$274	$2,116	$117,808	$119,924
Agricultural	656	-0-	-0-	656	61,876	62,532
Agricultural Real Estate	20	-0-	-0-	20	48,293	48,313
Commercial Real Estate	4,350	3,238	-0-	7,588	169,126	176,714
Commercial Real Estate Development	698	-0-	2,195	2,893	39,575	42,468
Residential Real Estate	-0-	1,763	-0-	1,763	77,819	79,582
Consumer	880	343	-0-	1,223	48,907	50,130
Non-Accrual	272	722	74,582	75,576	2,448	78,024
Total	$7,666	$7,118	$77,051	$91,835	$565,852	$657,687

The following table presents the Corporation’s loan portfolio aging analysis as of December 31, 2010:

	30-59 Days	60-89 Days	>90 Days	Total	Total	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Commercial	$2,221	$420	$222	$2,863	$126,621	$129,484
Agricultural	284	-0-	-0-	284	75,892	76,176
Agricultural Real Estate	249	-0-	-0-	249	45,667	45,916
Commercial Real Estate	3,288	1,324	1,140	5,752	173,890	179,642
Commercial Real Estate Development	669	-0-	-0-	669	50,642	51,311
Residential Real Estate	4,340	1,601	199	6,140	77,970	84,110
Consumer	681	156	-0-	837	55,176	56,013
Non-Accrual	846	8,390	53,393	62,629	18,793	81,422
Total	$12,578	$11,891	$54,954	$79,423	$624,651	$704,074

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events it is probable the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan-by-loan basis by either the present value of the expected future cash flows, the loan’s observable market value or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  Significant restructured loans are considered impaired in determining the adequacy of the allowance for loan losses.

Impaired loans include non-performing loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  The Corporation will restructure loans when the borrower demonstrates the inability to comply with the terms of the loan, but can demonstrate the ability to meet acceptable restructured terms.  Restructured loans in compliance with modified terms are classified as impaired.

The Corporation actively seeks to reduce its investment in impaired loans.  The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral or restructuring.

The following table presents impaired loans as of June 30, 2011:

				Six Months		Three Months
				Ended		Ended
				Average		Average
		Unpaid		Investment	Interest	Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized
With no related allowance recorded:
Commercial	$9,737	$11,450	$-0-	$9,812	$55	$9,922	$27
Commercial Real Estate	25,852	34,249	-0-	19,378	36	$29,481	$13
Commercial Real Estate Development	25,631	42,877	-0-	26,163	96	$29,627	$46
Residential Real Estate	6,374	7,588	-0-	5,527	15	$6,846	$4
Consumer	657	783	-0-	329	8	$731	$3
With an allowance recorded:
Commercial	$3,562	$3,930	$1,879	$2,735	$8	$3,691	$2
Commercial Real Estate	7,145	7,351	1,169	12,638	181	$7,159	$85
Commercial Real Estate Development	14,714	15,294	4,722	16,611	151	$14,799	$73
Residential Real Estate	3,525	3,615	757	3,699	36	$3,548	$11
Consumer	409	409	298	589	6	$412	$3
Total:
Commercial	$86,641	$115,151	$7,770	$87,336	$527	$94,677	$246
Residential	$9,899	$11,203	$757	$9,226	$51	$10,394	$15
Consumer	$1,066	$1,192	$298	$917	$14	$1,143	$6

The following table presents impaired loans as of December 31, 2010:

				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
With no related allowance recorded:
Commercial	$9,887	$11,660	$-0-	$5,874	$36
Commercial Real Estate	12,903	13,220	-0-	8,915	480
Commercial Real Estate Development	26,695	36,909	-0-	21,573	225
Residential Real Estate	4,680	5,306	-0-	5,591	96
Consumer	-0-	-0-	-0-	-0-	-0-
With an allowance recorded:
Commercial	$1,908	$2,095	$1,004	$1,384	$59
Commercial Real Estate	18,130	18,130	3,425	9,065	77
Commercial Real Estate Development	18,507	18,507	6,906	14,444	428
Residential Real Estate	3,873	3,873	484	3,505	82
Consumer	768	735	426	679	14
Total:
Commercial	$88,030	$100,521	$11,335	$61,254	$1,305
Residential	$8,553	$9,179	$484	$9,096	$178
Consumer	$768	$735	$426	$679	$14

Included in certain loan categories in the impaired loans are troubled debt restructurings that are classified as impaired. At June 30, 2011, the Corporation had $937 of commercial loans, $15,071 of commercial real estate loans, $5,293 of commercial real estate development loans, $3,461 of residential real estate loans and $188 of consumer loans that were modified in troubled debt restructurings and impaired. Of these amounts, the Corporation had troubled debt restructurings that were performing in accordance with their modified terms of $937 of commercial loans, $4,868 of commercial real estate loans, $5,293 of commercial real estate development loans, $3,186 of residential real estate loans and $188 of consumer loans at June 30, 2011.

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

The following table presents the Corporation’s non-accrual loans at June 30, 2011 and December 31, 2010. This table excludes accruing troubled debt restructurings.

	June 30,	December 31,
	2011	2010
Commercial	$9,847	$8,841
Agricultural	1,822	1,910
Agricultural Real Estate	1,078	444
Commercial Real Estate	24,857	25,659
Commercial Real Estate Development	32,658	37,091
Residential Real Estate	7,091	6,760
Consumer	671	717
Total	$78,024	$81,422

NOTE 9 -- FAIR VALUE OF ASSETS AND LIABILITIES

ASC 820, “Fair Value Measurements,” defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Level 2
Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized on the accompanying Condensed Consolidated Balance Sheet.

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

The following table presents the Corporation’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which the fair value measurements fall as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(in thousands)	Fair Value	Identical Assets	Observable Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$75,310	$-	$75,310	$-
State and Municipal	90,735	-	90,735	-
Collateralized mortgage obligations:
GSE Residential	67,838	-	67,838	-
Total	$233,883	$-	$233,883	$-

December 31, 2010	Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(in thousands)	Fair Value	Identical Assets	Observable Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$78,204	$-	$78,204	$-
State and Municipal	115,654	-	115,654	-
Collateralized mortgage obligations:
GSE Residential	54,894	-	54,894	-
Total	$248,752	$-	$248,752	$-

Following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying Condensed Consolidated Balance Sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.  Fair value adjustments on impaired loans were $47,785 for the six months ended June 30, 2011, $20,404 for the three months ended June 30, 2011, and $16,040 for the year ended December 31, 2010.

Mortgage Servicing Rights - The fair value used to determine the valuation allowance is estimated using discounted cash flow models. The valuation models incorporate assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  These variables change from quarter to quarter as market conditions and projected interest rates change and may have an adverse impact on the value of the mortgage servicing rights and may result in a reduction to non-interest income.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Other Real Estate Owned - Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  The adjustment at the time of foreclosure is recorded through the allowance for loan losses.  Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate and is classified within Level 3 of the hierarchy.  If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense.  Operating costs associated with the assets after acquisition are also recorded as non-interest expense.  Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to non-interest expense.  Fair value adjustments on other real estate owned were ($131) for the six months ended June 30, 2011, $16 for the three months ended June 30, 2011 and $14,759 for the year ended December 31, 2010.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at June 30, 2011, March 31, 2011 and December 31, 2010 (in thousands):

June 30, 2011
(in thousands)	Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets foe	Significant Other	Unobservable
	Fair Value	Identical Assets	Observable Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$78,541	-	-	$78,541
Other real estate owned	2,768	-	-	2,768

December 31, 2010
(in thousands)	Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair Value	Identical Assets	Observable Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$30,756	-	-	$30,756
Mortgage servicing rights	3,385	-	-	3,385
Other real estate owned	2,899	-	-	2,899

ASC 825, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the estimated fair value of their financial instrument assets and liabilities.  For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in ASC 825.  Many of the Corporation's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  It is also the Corporation's general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities except for loans held-for-sale and available-for-sale securities.  Therefore, significant estimations and assumptions, as well as present value calculations, are used by the Corporation for the purposes of this disclosure.

Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments.  For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances.  The estimation methodologies used, the estimated fair values and the recorded book balances at June 30, 2011 and December 31, 2010, are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Financial Assets:

Cash and due from banks	$18,349	$18,349	$12,992	$12,992
Interest-bearing deposits in financial institutions	55,634	55,634	30,888	30,888
Investment securities	245,233	245,385	260,939	261,224
Loans, net, including loans held for sale	641,173	645,373	679,863	684,438
Accrued interest receivable	6,116	6,116	7,482	7,482
Total financial assets	$966,505	$970,857	$992,164	$997,024

Financial Liabilities:

Non-interest bearing demand deposits	$142,579	$142,579	$138,683	$138,683
Interest-bearing deposits	796,836	799,863	824,278	827,266
Borrowings	69,287	69,334	71,559	71,615
Accrued interest payable	1,223	1,223	1,335	1.335
Total financial liabilities	$1,009,925	$1,012,999	$1,035,855	$1,038,899

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	$-	$-	$-	$-
Lines of credit	-	-	-	-
Letters of credit	-	-	-	-

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

The Corporation's remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting.  No disclosure of the relationship value of the Corporation's core deposit base is required by ASC 825.

Fair value estimates are based on existing balance sheet financial instruments, without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  For example, the subsidiary bank has a large fiduciary services department that contributes net fee income annually.  The fiduciary services department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates.  Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, brokerage network, deferred taxes, premises and equipment and goodwill.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

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

NOTE 10 -- INCOME TAXES

A reconciliation of income tax benefit at 34 percent of pre-tax income to the Corporation’s actual tax benefit for the three and six month periods ended June 30 is shown below:
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Computed "expected" tax benefit	$(1,870)	$(86)	$(1,310)	$(267)

Increase (decrease) in income taxes resulting from:
Tax-exempt income	(300)	(461)	(610)	(924)
State income tax, net of federal tax effect	(692)	(42)	(627)	(104)
Bank-owned life insurance income	(77)	(77)	(155)	(159)
Other, net	364	(6)	39	(12)
Actual tax benefit	$(2,575)	$(672)	$(2,663)	$(1,467)

NOTE 11 -- IMPACT OF NEW ACCOUNTING STANDARDS

In April 2011, FASB issued ASU No. 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).” ASU No. 2011-02 is intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  Early adoption is permitted.  The Corporation intends to adopt the methodologies prescribed by this ASU by the date required and is continuing to evaluate the impact of adoption of this ASU.

In April 2011, FASB issued ASU No. 2011-03 “Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.  The Corporation will adopt the methodologies prescribed by this ASU by the date required and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In May 2011, FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The Corporation will adopt the methodologies prescribed by this ASU by the date required and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2011, FASB issued ASU No. 2011-05 “Amendments to Topic 220, Comprehensive Income.”  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  The Corporation intends to adopt the disclosures prescribed by this ASU by the date required.

NOTE 12 -- REGULATORY MATTERS

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

Pursuant to the Agreement, the Bank’s Board of Directors has reviewed the adequacy of the Bank’s allowance for loan losses and established a program for the maintenance of an adequate allowance. The Bank also took immediate action to protect its interest in criticized assets and to adopt individual written workout plans with respect to such assets. A copy of the workout plans is provided to the Comptroller on a quarterly basis for any criticized asset equal to or exceeding $100,000. Under the Agreement, the Board of Directors ensures that the Bank’s internal ratings of loan relationships are timely, accurate and consistent with the regulatory credit classification criteria established by the Comptroller.

In the fourth quarter of 2010, the Bank filled a newly created role of Chief Credit Officer and established a credit administration division to oversee the development, maintenance and monitoring of loan policies and procedures. Other responsibilities of the credit administration division include credit analysis, credit risk management, loan servicing and administration, collections and the special assets group, as well as loan portfolio analysis and the allowance for loan losses.  The functions of the special assets group include loss mitigation and workout of non-performing loans, liquidation of non-performing assets and other responsibilities to accelerate and maximize loan recoveries.  As part of establishing the new credit administration division and improving internal controls, the Bank’s Chief Credit Officer identified and engaged experienced personnel to fill key roles within credit administration.

In 2010, the internal loan review staff, and the scope of their reviews, was expanded.  Considerable progress was achieved in meeting the expanded loan review scope and evaluating and verifying internal loan ratings on a timely basis consistent with credit classification criteria set forth in the Comptroller's Handbook. Loan review grading methodology was refined to ensure that loans with a probability of payment default or well defined weaknesses are graded substandard regardless of mitigating controls which might reduce credit risk.  The Directors Loan Committee monitored this process with bi-monthly meetings and reviewed loan review reports to ensure compliance with the terms of the Agreement.

In March of 2011, the risk management department’s loan review function was restructured, and the majority of the loan review responsibilities were out-sourced to a loan review risk advisory firm.  The external loan review services began in April of 2011 and are structured to cover 75% of the loan portfolio annually (excluding residential and consumer loans).  The external loan review services are managed by the Loan Review Officer or another designee deemed independent and appropriate within the risk management department with reports made independently to the Directors Loan Committee.  The Directors Loan Committee then reports results to the Bank’s Board of Directors.  The outsourcing of the loan review function has assisted management in ensuring the Bank’s internal ratings of commercial credit relationships are timely, accurate and consistent with regulatory credit classification criteria.  In addition, this process has contributed in the identification of trends and the assessment of the overall quality of the loan portfolio.

Schedule 6
PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six month periods ended June 30, 2011 and 2010

The following discussion and analysis provides information about Princeton National Bancorp, Inc.'s (“PNBC” or the “Corporation”) financial condition and results of operations for the six month periods ended June 30, 2011 and 2010.  This discussion and analysis should be read in conjunction with the Corporation’s Condensed Consolidated Financial Statements and Notes thereto included in this report.  This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Corporation’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules.  The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the effect of the disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the state of the United States economy, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  Further information concerning the Corporation and its business, including  a discussion of these and additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s 2010 Annual Report on Form 10-K under the heading “Item 1. Business.”

CRITICAL ACCOUNTING POLICIES AND USE OF SIGNIFICANT ESTIMATES

The Corporation has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Corporation’s financial statements. The significant accounting policies of the Corporation are described in the Notes to the Condensed Consolidated Financial Statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Corporation.

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

We estimate the appropriate level of allowance for loan losses by separately evaluating impaired and non-impaired loans. A specific allowance is assigned to an impaired loan when expected cash flows or collateral do not justify the carrying amount of the loan. The methodology used to assign an allowance to a non-impaired loan is more subjective. Generally, the allowance assigned to non-impaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics, adjusted for qualitative factors including the volume and severity of identified classified loans, changes in economic conditions, changes in credit policies or underwriting standards and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market and its impact on any given borrower can change rapidly, the risk profile of the loan portfolio is continually assessed and adjusted when appropriate. Notwithstanding these procedures, there still exists the possibility that our assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for loan losses would be required.

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to non-interest expense.

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

Per accounting guidance the Corporation reviewed its deferred tax assets at June 30, 2011 and determined that no valuation allowance was necessary.  Despite the current net operating loss for the six months ended June 30, 2011, and the challenging economic environment, the Corporation had a history of consistent strong earnings up until 2009 and has positive expectations regarding future taxable income.

The deferred tax asset will be analyzed quarterly to determine if a valuation allowance is warranted. However, there can be no guarantee that a valuation allowance will not be necessary in future periods.  In making such judgments, significant weight is given to evidence that can be objectively verified.  In making decisions regarding any valuation allowance, the Corporation considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.

Additionally, the Corporation reviews its uncertain tax positions annually under ASC 740-10, “Accounting for Uncertainty in Income Taxes”. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount actually recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. A significant amount of judgment is applied to determine both whether the tax position meets the “more likely than not” test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized. Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

Impairment of Intangible Assets

Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on our balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2011, and no impairment was recognized.

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

ASC 820, “Fair Value Measurements,” defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820, establishes a framework for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

Level 1 - quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - inputs that are unobservable and significant to the fair value measurement.

At the end of each quarter, the Corporation assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period. A more detailed description of the fair values measured at each level of the fair value hierarchy can be found in Note 9 - “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements.

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

 Under the Agreement, the board must also ensure that the Bank’s internal ratings of credit relationships are timely, accurate and consistent with the regulatory credit classification criteria set forth in the Comptroller’s Handbook and related authority. The board must also ensure that any loan relationship with a high probability of payment default or other well-defined weakness is rated no better than “substandard,” regardless of the existence of certain other mitigating factors that could reduce credit risk.

In 2010, the internal loan review staff, and the scope of their reviews, was expanded.  Considerable progress was achieved in meeting the expanded loan review scope and evaluating and verifying internal loan ratings in a timely basis consistent with credit classification criteria set forth in the Comptroller's Handbook. Loan review grading methodology was refined to ensure that loans with a probability of payment default or well defined weaknesses are graded substandard regardless of mitigating controls which might reduce credit risk.  The Directors Loan Committee monitored this process with bi-monthly meetings and reviewed loan review reports to ensure compliance with the terms of the Agreement.

In March of 2011, the risk management department’s loan review function was restructured, and the majority of the loan review responsibilities were outsourced to a loan review risk advisory firm.  The external loan review services began in April of 2011 and are structured to cover 75% of the loan portfolio (excluding residential and consumer loans).  The external loan review services are managed by the Loan Review Officer or another designee deemed independent and appropriate within the risk management department with reports made independently to the Directors Loan Committee.  The Directors Loan Committee then reports results to the Bank’s Board of Directors.  The outsourcing of the loan review function has assisted management in assuring that the Bank’s internal ratings of commercial credit relationships are timely, accurate and consistent with regulatory credit classification criteria.  In addition, this process has contributed in the identification of trends and the assessment of the overall quality of the loan portfolio.

In the fourth quarter of 2010, the Corporation filled a newly created role of Chief Credit Officer and established a credit administration division to oversee the development, maintenance and monitoring of loan policies and procedures. Responsibilities of the credit administration division that were created in the fourth quarter of 2010 and the first quarter of 2011 include credit analysis, credit risk management, loan servicing and administration, collections and the special assets group, as well as loan portfolio analysis and the maintenance of the allowance for loan losses.  The functions of the special assets group include loss mitigation and workout of non-performing loans, liquidation of non-performing assets and other responsibilities to accelerate and maximize loan recoveries.  As part of establishing the new credit administration division and improving internal controls, the Bank’s Chief Credit Officer has identified and engaged experienced personnel to fill key roles within credit administration.

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

On January 24, 2011, the Corporation notified the U.S. Treasury that it will defer regularly scheduled payments on the Corporation’s 25,083 shares in Series B Preferred Stock.  As of June 30, 2011, “dividends in arrears” on the preferred stock, which must be paid prior to the payment of dividends on common shares, total approximately $627,000.  Also, the Corporation elected to defer regularly scheduled quarterly interest payments on its $25 million in outstanding junior subordinated debentures relating to its trust preferred securities.  As of June 30, 2011, the amount of the arrearages on the junior subordinated debentures was $252,000.

In April 2011, the Corporation received a Sale Agreement concerning an industrial development property located in the Corporation’s northern region, the carrying value of which represents over 45% of the balance of other real estate owned as of June 30, 2011.  The closing of this other real estate owned sale is expected to occur in the third quarter of 2011.

RESULTS OF OPERATIONS

Net loss available to common stockholders was $2,932,000 for the second quarter of 2011 compared to net income available to common stockholders of $99,000 for the second quarter of 2010. Basic and diluted loss per common share available to common stockholders for the second quarter of 2011 was $0.88 compared to basic and diluted earnings per share of $0.03 for the second quarter of 2010.  This represents a decrease of $3,031,000 (3,055%) or $0.91 per basic and diluted common share.  The net loss figure is primarily attributable to an increase in the provision for loan losses required due to continued collateral de-valuation in troubled real estate markets and increasing costs to carry and manage other real estate owned properties, partially offset by an increase in gains on sales of available-for-sale securities.  The annualized income (loss) on average assets and income (loss) on average equity were (1.08%) and (20.32%) for the second quarter of 2011 compared with 0.03% and 0.52% for the second quarter of 2010.

Net loss available to common stockholders for the first six months of 2011 was $1,205,000 compared to net income available to common stockholders of $38,000 for the first six months of 2010.  Basic and diluted loss per common share available to common stockholders for the first six months of 2011 was $0.36 compared to basic and diluted earnings per share of $0.01 for the first six months of 2010.  The decrease in net income for the first six months of 2011 as compared to the first six months of 2010 is attributed to a $3.4 million increase in loan loss provisions, a result of continued collateral de-valuation in troubled real estate markets, and an $893,000 increase in other real estate expenses, net of a $1,960,000 increase in gains on sales of available-for-sale securities.  The annualized income (loss) on average assets and income (loss) on average equity were (0.22%) and (4.21%) for the first six months of 2011 compared with 0.01% and 0.10% for the first six months of 2010.

Net interest income before the provision for loan losses was $8,756,000 for the second quarter of 2011, compared to $9,185,000 for the second quarter of 2010 (a decrease of $429,000 or 4.7%).  The net yield on interest-earning assets (on a fully taxable equivalent basis) increased by 0.16% to 4.12% in the second quarter of 2011 from 3.96% in the second quarter of 2010.

Net interest income before the provision for loan losses was $18,113,000 for the first six months of 2011, compared to $18,668,000 for the first six months of 2010 (a decrease of $555,000 or 3.0%).  The net yield on interest-earning assets (on a fully taxable equivalent basis) increased by 0.34% to 4.27% in the first six months of 2011 from 3.93% for the first six months of 2010.  This increase in the net yield on average interest-earning assets was driven by a reduction in the cost of interest-bearing liabilities, primarily time deposits, which decreased from 1.46% for the first six months of 2010 to 0.86% for the first six months of 2011.

The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio.  Net charge-offs increased during the second quarter of 2011 to $18,828,000, compared to net charge-offs of $1,356,000 for the second quarter of 2010.  The Corporation recorded a loan loss provision of $8,050,000 in the second quarter of 2011 compared to a provision of $2,650,000 in the second quarter of 2010.  The allowance for loan losses is discussed more fully below.

Net charge-offs increased during the first six months of 2011 to $20,522,000, compared to net charge-offs of $2,675,000 for the first six months of 2010.  The Corporation recorded a loan loss provision of $9,925,000 in the first six months of 2011 compared to a provision of $6,575,000 in the first six months of 2010.

Non-interest income totaled $4,027,000 in the second quarter of 2011, compared to $2,029,000 in the second quarter of 2010, an increase of $1,998,000 or 98.5%.  This increase was primarily due to the realization of gains on sales of available-for-sale securities of $1,598,000 in the second quarter of 2011.  Securities were sold from the investment portfolio to reduce municipal bond concentration, lower the generation of tax-exempt income, improve the credit position of the municipal portfolio and enhance the efficiency of the overall portfolio via strategic swap opportunities thereby improving the portfolio’s interest rate risk management structure.  During the second quarter of 2010, $80,000 in gains on securities sold were recognized and an impairment expense of $589,000 was recognized on the mortgage servicing rights, resulting in a reduction of mortgage banking income.  Service charges on deposits experienced an increase of $44,000 or 4.6% due to an increase in overdraft fee income.  Annualized non-interest income as a percentage of total average assets increased to 1.49% for the second quarter of 2011, from 0.70% for the same period in 2010.

Non-interest income totaled $7,627,000 for the first six months of 2011, compared to $5,221,000 in the first six months of 2010, an increase of $2,406,000 or 46.1%.  The increase from the prior year is the result of an increase in realization of gains on sales of available-for-sale securities. Securities were sold from the investment portfolio to reduce municipal bond concentration, lower the generation of tax-exempt income, improve the credit position of the municipal portfolio and enhance the efficiency of the overall portfolio via strategic swap opportunities thereby improving the portfolio’s interest rate risk management structure.  There were $2,682,000 in gains on securities sold in 2011, compared to $722,000 during the same period in 2010.    In addition, service charges on deposits increased to $1,945,000 in the first six months of 2011 compared to $1,849,000 during the first six months of 2010, an increase of $96,000 or 5.2%.  Annualized non-interest income as a percentage of total average assets increased to 1.41% for the first six months of 2011, from .88% for the same period in 2010.

Total non-interest expense for the second quarter of 2011 was $10,233,000, an increase of $1,417,000 (or 16.1%) from $8,816,000 in the second quarter of 2010.  The primary difference between the two quarters was an increase in expenses related to other real estate owned of $1,046,000 (or 270.3%) due to updated valuations resulting in writedowns of $1,148,000, net losses on other real estate owned sales of $84,000 and an increase in loan collection expenses of $187,000.  Annualized non-interest expense as a percentage of total average assets increased to 3.78% for the second quarter of 2011, compared to 3.04% for the same period in 2010.

Total non-interest expense for the first six months of 2011 was $19,668,000, an increase of $1,566,000 (or 8.7%) from $18,102,000 in the first six months of 2010.  The primary difference between the two periods was an increase in expenses related to other real estate owned of $893,000 (or 79.6%) and an increase in loan collection expenses of $146,000 (or 37.6%).  Annualized non-interest expense as a percentage of total average assets increased to 3.64% for the first six months of 2011, compared to 3.06% for the same period in 2010.

INCOME TAXES

The Corporation recorded an income tax benefit of $2,663,000 for the first six months of 2011, as compared to an income tax benefit of $1,467,000 for the first six months of 2010.  The effective tax rate was (69.1%) for the six-month period ended June 30, 2011 and (186.2%) for the six-month period ended June 30, 2010.  The income tax benefit recognized as of June 30, 2011 is due to the period’s pre-tax loss coupled with the effect of tax-exempt investment interest income.  During the first quarter of 2011, the Corporation recorded a tax benefit of approximately $328,000 to reflect the impact of changes in state income tax rates on the deferred tax assets, effective January 2011.  For more information on the Corporation’s income taxes see Note 10 – “Income Taxes” in the Notes to Condensed Consolidated Financial Statements.

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

Beginning January 1, 2010, and each quarter thereafter, each institution would record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted.  At June 30, 2011, the Corporation had a remaining prepaid assessment of $3,389,000.  This amount is reflected in the category of Other Assets in the Condensed Consolidated Balance Sheets. The Corporation recorded $368,000 of federal insurance assessment expense for the second quarter of 2011 and $534,000 for the second quarter of 2010. Federal insurance assessment expense of $902,000 was recorded for the first six months of 2011, compared to $1,095,000 for the first six months of 2010.

ANALYSIS OF FINANCIAL CONDITION

Total assets at June 30, 2011 decreased to $1,069,761,000 from $1,096,471,000 at December 31, 2010 (a decrease of $26.7 million or 2.4%).  Total loan balances decreased by $46.4 million during the six month period to $657.7 million due to seasonal pay downs in the agricultural portfolio and general decline in the overall demand for new low-risk credit.  Investment balances totaled $245,233,000 at June 30, 2011, compared to $260,939,000 at December 31, 2010 (a decrease of $15.7 million, or 6.1%).  Investment balances decreased as part of management’s overall asset liability management strategy to reduce higher cost deposit relationships while maintaining stable liquidity.  Total deposits decreased to $939,415,000 at June 30, 2011 from $962,961,000 at December 31, 2010 (a decrease of $23.5 million or 2.4%).  Comparing categories of deposits at June 30, 2011 to December 31, 2010, time deposits decreased $24.7 million (or 6.8%), interest-bearing demand deposits decreased $10.0 million (or 2.6%), savings deposits increased $7.3 million (or 9.8%) and demand deposits increased $3.9 million (or 2.8%).  Borrowings, consisting of customer repurchase agreements, treasury, tax, and loan (“TT&L”) deposits and Federal Home Loan Bank (“FHLB”) advances, decreased from $71,559,000 at December 31, 2010 to $69,287,000 at June 30, 2011 (a decrease of $2.3 million or 3.2%).  This decrease was primarily due to the maturity and repayment of a $4,000,000 FHLB advance in the first quarter of 2011.

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

On January 24, 2011, the Corporation notified the U.S. Treasury that it will defer regularly scheduled payments on the Corporation’s 25,083 shares in Series B Preferred Stock.  As of June 30, 2011, “dividends in arrears” on the preferred stock, which must be paid prior to the payment of dividends on common shares, total approximately $627,000.

LOANS

The Corporation’s loan portfolio largely reflects the profile of the communities in which it operates. The Corporation essentially offers four types of loans: commercial, agricultural, real estate and consumer installment. The Corporation has no foreign loans. The following table summarizes the Corporation’s loan portfolio:

	June 30,		December 31,		June 30,
	2011		2010		2010
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

Commercial	$129,771	19.7%	$138,325	19.6%	$140,955	19.0%
Agricultural	64,354	9.8	78,086	11.1	70,555	9.5
Agricultural real estate	49,391	7.5	46,361	6.6	44,940	6.1
Commercial real estate	201,571	30.6	205,301	29.2	208,565	28.1
Commercial real estate development	75,126	11.4	88,402	12.6	111,688	15.0
Residential real estate	86,673	13.2	90,869	12.9	100,642	13.6
Total Real Estate	412,761	62.8	430,933	61.2	465,835	62.8

Consumer	50,801	7.7	56,730	8.1	64,579	8.7
Total loans	$657,687	100.0%	$704,074	100.0%	$741,924	100.0%

Total assets	$1,069,761		$1,096,471		$1,130,827
Loans to total assets	61.5%		64.2%		65.6%

Total loans decreased $46,387 (or 6.6%) in the first six months of 2011. There were no acquisitions in the first six months of 2011 or in 2010. The decrease reflects the Corporation’s 2011 capital management objectives, as well as the continued dual effects of the present economic environment in which business and consumer borrowers have reduced demand and capacity for new indebtedness and borrower financial deterioration resulting in a higher level of loans charged off and transferred to other real estate owned.

Loans to agricultural operations decreased $13,732 (or 17.6%) in the first six months of 2011. Short-term agricultural loans are seasonal in nature with paydown from grain sales occurring near the beginning and end of each year. Rapid growth in the bio-fuels industry (primarily ethanol) and rising worldwide food demand continue to influence corn prices since 2006. Rising corn prices have influenced soybean prices as the two commodities compete for planted acreage. Corn and soybeans are the two primary crops of the Corporation’s market area. As in 2010, selling prices remain historically strong in 2011, resulting in another year of high profitability for most of the Corporation’s agricultural customers. The balance sheet of local agriculture remains strong, both in terms of equity and liquidity. Agriculture remains the largest single loan industry concentration of the Corporation. The highly experienced agricultural staff continues to effectively manage risk and seek opportunities in this portfolio. Agricultural loans as a percentage of total loans were 9.8% at June 30, 2011, compared to 11.1% at year-end 2010.

Total real estate loans decreased $18,172 (or 4.2%) in the first six months of 2011. Residential real estate loans with fixed rates of more than 7 years are generally sold into the secondary market. The Corporation retains the servicing of sold loans, maintaining the local relationship with customers and generating servicing fee income. With home mortgage rates in 2010 and the second quarter of 2011 at near their lowest level in almost 50 years, many borrowers refinanced adjustable rate loans into fixed rate loans that were sold. Total home mortgage closings were $18,252 during the first six months of 2011 and $130,000 in 2010, $45,000 below the record level of $175,000 in 2009.

Consumer installment loans decreased $5,929 (or 10.5%) in the first six months of 2011.  Home equity lending, which continues to reflect reduced consumer demand, comprises over two thirds of the installment portfolio.

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

The Corporation’s strategy with respect to addressing and managing these types of risks, whether loan demand is weak or strong, is for the subsidiary bank to follow its loan policies and sound underwriting practices, which include: (i) granting loans on a sound and collectible basis, (ii) investing funds profitably for the benefit of the stockholders and the protection of depositors, (iii) serving the legitimate needs of the community and the subsidiary bank’s general market area while obtaining a balance between maximum yield and minimum risk, (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan, (v) administering loan policies through a Directors Loan Committee, an Executive Loan Committee, Chief Credit Officer and Officer approvals,  (vi) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category and (vii) ensuring that each loan is properly documented and, if appropriate, secured or guaranteed by government agencies, and that insurance coverage is adequate, especially with respect to certain agricultural loans because of the risk of poor weather. In the present difficult economic environment, bank officers and staff actively work with borrowers to achieve the best resolutions possible.

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED

Non-performing loans consist of non-accrual loans, loans past due 90 days on which interest is still accruing and loans modified in troubled debt restructurings (restructured loans). Non-performing loans amounted to 14.74% of total loans at June 30, 2011 compared to 13.83% at December 31, 2010. The increase reflects a higher level of stress in the commercial real estate industry. The primary components of the non-accrual total are in two industries. One is the commercial real estate development industry, primarily in the Corporation’s northern and eastern market areas. Non-performing commercial real estate development loans comprise approximately 41.3% of the Corporation’s total non-performing loans as of June 30, 2011. Due to dramatic declines in residential real estate sales activity, certain builders and developers have encountered difficulty in servicing their debt, eventually leading to non-performing status. The other primary component of non-performing loans is commercial real estate loans, which comprise approximately 32.7% of the non-performing total as of June 30, 2011. These are comprised of owner-occupied facilities and leased facilities and are located throughout the Corporation’s market area. The balance of non-performing loans is comprised primarily of residential real estate and home equity credits. The Corporation has been proactive in obtaining updated appraisals for non-performing loans secured by real estate.  As discussed further below, as of June 30, 2011, 97.7% of impaired loans had current third party appraisals. The continued downward pressure on real estate values, particularly development properties, has prompted charge-offs and the recording of specific reserves for potential loss on loans secured by real estate. Management believes this situation peaked in the second quarter of 2011.

Restructured loans at June 30, 2011 were $24,950 compared to $23,386 at December 31, 2010. These are loans to borrowers that are experiencing varying levels of financial stress but are expected to recover. To assist the borrowers, the Corporation has provided some concession in loan terms, most commonly extending the loan amortization or adjusting the interest rate. In the present economic environment, the vast majority of non-performing loans are secured by real estate. At the time a loan is restructured, the Corporation considers the repayment history of the loan and the value of the collateral. If the principal or interest is due and has remained unpaid for 90 days or more and the loan is not well-secured, the loan is placed on nonaccrual status. If the principal and interest payments are current and the loan is well-secured, the restructured loan continues to accrue interest. Once a loan is placed on nonaccrual status, the borrower is required to make current principal and interest payments based on the modified terms for a period of at least 6 months before returning the loan to accrual status.

As of June 30, 2011 and December 31, 2010, $16,476 and $14,368, respectively, in restructured loans were in accrual status. When the loan is restructured, the Loan Officer is required to document the basis for the restructure, obtain current and complete credit and cash flow information and identify a specific repayment plan that would retire the debt. This information is provided to the Credit Analysis department which prepares a thorough credit presentation. The credit presentation includes the modified terms of the loan, a collateral analysis and a cash flow analysis based on the modified terms of the loan. The credit presentation is presented to the Directors Loan Committee for approval.

Problem credits are closely monitored by the lending staff, credit administration division and special assets group, which was newly formed in 2010. In addition, beginning in April 2011, external loan review performed by representatives of a loan review risk advisory firm has provided further assistance in identifying problem situations. Loans over 90 days past due are normally either charged off or placed on a non-accrual status. Problem credits have a life cycle in which they either improve or they move through a workout/liquidation process. The workout process often includes reclassification to non-accrual status, unless the loan is well secured and in the process of collection. Collateral securing non-accrual real estate loans that are not resolved by borrowers becomes other real estate owned via foreclosure or receipt of a deed in lieu of foreclosure. The Corporation actively markets other real estate owned properties for sale.

The Corporation formed a special assets group in 2010 to focus on the management of the other real estate owned workout process. Total other real estate owned as of June 30, 2011 was $18,308. The Corporation had $20,652 in other real estate owned as of December 31, 2010. Over 45% of the June 30, 2011 total is one industrial development property located in the Corporation’s northern region. The Corporation is actively marketing the property by parcel or as a bulk sale. Most of all improvements are complete on the property. Two distribution centers are presently located in the industrial park. Additional roadways may be built depending on how end users choose parcel configuration. Construction of a third distribution center was completed as of June 30, 2011 on a portion of the parcel that was sold in 2010. The selling price per acre was significantly above the Corporation’s carrying value of the property.  In April 2011, the Corporation received a Sale Agreement concerning the remaining acres for this industrial development property.  The closing of this particular other real estate owned sale is expected to occur in the third quarter of 2011.

As with non-performing loans, the Corporation is proactive in obtaining appraisals to support the carrying value of other real estate owned property on the Condensed Consolidated Balance Sheets. The following table provides information on the Corporation’s non-performing loans and other real estate owned as of the periods indicated:

	June 30,	December 31,	June 30,
	2011	2010	2010
Non-accrual	$69,550	$72,404	$54,004
90 days past due and accruing	2,469	1,561	509
Restructured	24,950	23,386	15,098
Total non-performing loans	$96,969	$97,351	$69,611

Other real estate owned	18,308	20,652	19,701
Total non-performing assets	$115,277	$118,003	$89,312

Non-performing loans to total loans
(net of unearned interest)	14.74%	13.83%	9.38%
Non-performing assets to total assets	10.78%	10.76%	7.90%

Non-performing loans consist of non-accrual loans, loans past due 90 days on which interest is still accruing and restructured loans.  Impaired loans of $97,606, included in the impaired loans table in Note 8 – “Loans and the Allowance for Loan Losses” in the Notes to Condensed Consolidated Financial Statements, include $637 in impaired loans which are performing as of June 30, 2011, and therefore are not included in non-performing loans.  Performing impaired loans consist of loans for which management has concern regarding the ultimate collectability of full principal and interest under the original terms of the loan agreement due to issues such as borrower payment capacity or collateral coverage.  There were no performing impaired loans as of December 31, 2010.

Of the $97,606 in impaired loans at June 30, 2011, the Corporation relied on third party appraisals for $94,600 of the impaired loans. Approximately, $92,443 or 97.7% of the impaired loans had current third party appraisals which were relied upon. These appraisals were completed within 12 months of June 30, 2011. The appraisals for the remaining $2,157 in impaired loans in which third party appraisals were obtained had not been updated as the fair value in the last appraisal received and the current estimated value were in significant excess of the outstanding debt for $1,014 of these loans. The weighted average loan to fair value for the $2,157 (excluding one loan in the amount of $274 which was essentially unsecured) was approximately 49.1%. Collateral values which are not based on current appraisals are discounted 10% to 20% in the collateral evaluation in addition to the already required 10% discount. The initial 10% discount is due to the anticipated selling costs of the collateral. The additional discount is based on several factors. These factors include the Loan Officer’s review of the collateral and its current condition, the Corporation’s knowledge of the current economic environment in the collateral markets, and the Corporation’s past experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and the decline in the real estate market since the appraisal was obtained. The increase in the general reserve portion of the allowance for loan losses, which was significantly impacted by the increased level of fourth quarter 2010 loan losses, is adequate to provide for the potential exposure on loans with non-current appraisals.

The following table provides a loan-to-value ratio distribution for the $2,157 in impaired loans with appraisals over twelve months old as of June 30, 2011:

Loan-to-Value	Amount
0 - 50%	$973
50 - 60%	$41
60 - 70%	$57
70 - 80%	$-0-
80 - 90%	$239
90% +	$847

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

The determination of a specific allowance or charge-off is reviewed by the Corporation on a monthly basis. During the six months ended June 30, 2011, the Corporation recorded partial charge-offs totaling $18,244 on the impaired loans with an outstanding balance of $38,840. The charge-offs were considered warranted as the loans were considered collateral dependent and the discounted collateral value was not sufficient to cover the outstanding debt.

The Corporation requires appraisals on real estate if the loan is over $250,000 or if the collateral is commercial real estate at the time of origination of the loan. If the appraisal is not within one year of the reporting period, the loan officer provides an additional discount on the collateral based on the Loan Officer’s review of the collateral and its current condition, the Corporation’s knowledge of the current economic environment in the collateral’s market and the Corporation’s past experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and the decline in the real estate market since the appraisal was obtained. This additional discount is usually 10% to 35%, depending on the type of property and market area. If the loan is below $250,000 and is not commercial real estate, an internal valuation of the collateral may be used, but must be completed by a staff member who has no involvement in the credit decision. Underlying collateral consisting of vehicles, equipment or other assets is valued using information provided by the borrower. The Loan Officer must confirm the existence of the assets and provide adequate discounts on the value of the collateral when determining its adequacy to cover the loan.

Problem Asset Workout Summaries are prepared by the Credit Analysts and Loan Officers, then reviewed by Credit Administration management and utilized in the preparation of the allowance for loan losses calculation. Summaries include a collateral analysis detailing a description of the collateral, the date of the appraisal and the discounts on the collateral. If the discounted collateral is sufficient to cover the outstanding loan balance, no specific valuation allowance is placed on the loan.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance shown in the following table represents the allowance available to absorb losses within the entire portfolio:

	June 30,	December 31,	June 30,
	2011	2010	2010

Amount of loans outstanding at end of period (net of unearned interest)	$657,687	$704,074	$741,924
Average amount of loans outstanding for the period (net of unearned interest)	$691,101	$687,177	$765,342
Allowance for loan losses at beginning of period	$29,726	$12,075	$12,075
Charge-offs:
Agricultural	38	68	-0-
Commercial	18,498	19,525	2,141
Real estate-mortgage	1,439	2,266	508
Installment	682	1,307	140

Total charge-offs	20,657	23,166	2,789

Recoveries:
Agricultural	-0-	-0-	-0-
Commercial	45	45	30
Real estate-mortgage	7	-0-	-0-
Installment	83	222	84

Total recoveries	135	267	114

Net loans charged off	20,522	22,899	2,675
Provision for loan losses	9,925	40,550	6,575

Allowance for loan losses at end of period	$19,129	$29,726	$15,975

Net loans charged off to average loans (annualized)	5.94%	3.33%	0.70%
Allowance for loan losses to non-performing loans	19.73%	30.53%	24.16%
Allowance for loan losses to total loans at end of period (net of unearned interest)	2.91%	4.22%	2.15%

The allowance for loan losses is considered by management to be a critical accounting policy. The allowance for loan losses is increased by provisions charged to operating expense and decreased by charge-offs, net of recoveries. The allowance is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful loans and such other factors that, in management’s best judgment, deserve evaluation in estimating possible loan losses. The adequacy of the allowance for possible loan losses is monitored monthly during the ongoing, systematic review of the loan portfolio by the Credit Risk Analytics staff in Credit Administration, Senior Lending Officers, Chief Credit Officer, Chief Operating Officer, Chief Financial Officer and Chief Executive Officer of the subsidiary bank. The results of these reviews are reported to the Board of Directors of the subsidiary bank on a monthly basis. Monitoring and addressing problem loan situations are primarily the responsibility of the subsidiary bank’s staff, management and its Board of Directors.

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

The allowance for loan losses of $19,129 and $29,726, respectively, was 2.91% and 4.22% of total loans as of June 30, 2011 and December 31, 2010. The Corporation’s net losses as a percentage of loans was 5.94% and 3.33% for the six months ended June 30, 2011 and year ended December 31, 2010, respectively. The Corporation’s net losses experienced have grown and remain high due to the continued deterioration in the economic environment, especially relative to commercial real estate and commercial real estate development loans in its northern and eastern markets in Grundy, Kane and DuPage counties, but the growth trend in losses and provision appears to be diminishing as signs of economic stabilization begin to appear in the commercial real estate market.

During the first six months of 2011, $20,522 in loan charge-offs were recorded due to the receipt of updated appraisals reflecting the current deterioration in the collateral value of commercial real estate and commercial real estate development properties primarily in the northern and eastern markets. In estimating the adequacy of the allowance for loan losses, management utilizes a twelve-quarter loan loss history as one component in assessing the probability of inherent future losses, while including higher weighting of the most recent data.

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

The allowance for loan losses as a percentage of non-performing loans has decreased to 19.7% as of June 30, 2011 from 30.5% as of December 31, 2010. The reserve for specifically impaired loans decreased by $10.8 million from the first quarter 2011.  The resulting decrease in the specifically reserved loans is primarily due to the charging off of $11.8 million in loans that were previously reserved and adding approximately $1 million in new specific provisions.  The charge-offs were taken on credits that were impaired and also collateral dependent and based on current appraisals.  At the end of the current period, the Corporation has an updated appraisal (within twelve months) on the collateral for over 97% of all impaired loans.  The Corporation continues to aggressively monitor the collateral values of its impaired loan classifications to assess the need for specific reserves.  The allowance for loan losses calculation takes into consideration continuing economic declines and resulting increases in non-performing loans in the quantitative and qualitative factors used to adjust the reserve percentages on loans not specifically reserved for in the calculation.

There were $8,824 in specific loan loss reserves for the non-performing loans as of June 30, 2011, compared to $12,245 as of December 31, 2010. Although non-performing loans remain elevated, the balance is comprised of loans that management believes will not result in significant additional losses not reserved in the allowance for loan losses as of June 30, 2011. Management considers the allowance for loan losses adequate to meet probable losses as of June 30, 2011.

CAPITAL RESOURCES

                 Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the levels of risk inherent in different assets.  At June 30, 2011, total risk-based capital of PNBC was 9.54%, compared to 9.68% at December 31, 2010.  The Tier 1 capital ratio decreased to 5.71% at June 30, 2011 from 5.93% at December 31, 2010.  Total stockholders' equity to total assets at June 30, 2011 decreased to 5.14% from 5.19% at December 31, 2010.

LIQUIDITY

                 Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital or the sale of assets.  Additional sources of liquidity include cash flow from the repayment of loans and the maturity and principal prepayment of amortizing investment securities.  Major uses of cash include the origination of loans and purchase of investment securities.  Cash flows provided by investing and operating activities, offset by those used in financing activities, resulted in a net increase in cash and cash equivalents of $30.1 million from December 31, 2010 to June 30, 2011.  This increase was primarily the result of a net decrease in loans and investments.  For more detailed information, see the Corporation's Condensed Consolidated Statements of Cash Flows.

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

                 The subsidiary bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The subsidiary bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  At June 30, 2011, commitments to extend credit and standby letters of credit were approximately $119.3 million and $1.6 million, respectively.

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

LAND HELD FOR SALE

                 The Corporation owns separate lots in Elburn, Aurora and Somonauk, Illinois that have been removed from the land balance and are now shown on the Corporation’s balance sheet as land held-for-sale, at the lower of cost or market.  The land in Elburn, approximately 2 acres, was purchased in 2003 in anticipation of the construction of a branch facility and has a cost basis of $820,000 at June 30, 2011.  The land in Aurora, consisting of two lots remaining from the original purchase of fourteen acres in 2004 which was used to construct a branch facility, has a cost basis of $1,344,000.   The land in Somonauk, acquired in 2005 during the acquisition of FSB Bancorp, Inc., consists of approximately two acres with a cost basis of $80,000.

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

	Six Months Ended, June 30, 2011			Six Months Ended, June 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Average Interest-Earning Assets

Interest-bearing deposits	$47,180	$56	0.24%	$61,577	$72	0.24%
Taxable investment securities	162,888	3,107	3.85%	134,655	2,647	3.96%
Tax-exempt investment securities	84,713	2,517	5.99%	125,765	4,073	6.53%
Federal funds sold	0	0	0.00%	139	0	0.00%
Net loans	604,960	17,119	5.71%	711,002	20,500	5.81%

Total interest-earning assets	899,741	22,799	5.11%	1,033,138	27,292	5.33%

Average non-interest earning assets	190,943			158,790

Total average assets	$1,090,684			$1,191,927

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$382,769	1,176	0.62%	$383,475	1,683	0.89%
Savings deposits	81,035	29	0.07%	72,716	31	0.09%
Time deposits	351,130	2,167	1.24%	446,103	4,316	1.95%
Interest-bearing demand notes
issued to the U.S. Treasury	1,075	0	0.02%	892	0	0.02%
Federal funds purchased and
customer repurchase agreements	37,506	120	0.65%	39,130	160	0.82%
Advances from Federal Home Loan Bank	6,746	32	0.96%	25,058	266	2.14%
Trust preferred securities	25,000	232	1.86%	25,000	710	5.73%

Total interest-bearing liabilities	885,261	3,756	0.86%	992,373	7,166	1.46%

Net yield on average interest-earning assets		$19,043	4.27%		$20,126	3.93%

Average non-interest-bearing liabilities	147,665			122,991

Average stockholders' equity	57,758			76,563

Total average liabilities and
stockholders' equity	$1,090,684			$1,191,927

                 The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Condensed Consolidated Statements of Income.

	For the Six Months Ended
	June 30,
	2011	2010
Net interest income as stated	$18,113	$18,668
Tax equivalent adjustment-investments	856	1,385
Tax equivalent adjustment-loans	74	73

Tax equivalent net interest income	$19,043	$20,126

Schedule 7

Controls and Procedures

(a)
Disclosure controls and procedures.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC.  Thomas D. Ogaard, President and Chief Executive Officer, and Rodney D. Stickle, Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, management concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)
Internal controls.  There have not been any significant changes in our internal accounting controls or other factors during the quarter ended June 30, 2011 that could significantly affect those controls.