Form 10-Q
period 2011-09-30
PRINCETON NATIONAL BANCORP INC
filed 2011-11-10
CIK 707855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2011
Common, par value $5.00	3,333,890

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

Item 3.   Defaults Upon Senior Securities

As previously disclosed, in the first quarter of 2011, the Corporation elected to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities and to suspend quarterly cash dividend payments on its Series B fixed rate, cumulative perpetual preferred stock issued to the U.S. Treasury.  Therefore, the Corporation is currently in arrears with the interest payments on the subordinated debentures and dividend payments on the preferred stock, as permitted by the related documentation.  As of September 30, 2011, the amounts of the arrearages on the various instruments were as follows:  Junior subordinated debentures: $367,000; and, Series B fixed rate, cumulative perpetual preferred stock: $941,000.

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

PRINCETON NATIONAL BANCORP, INC.

By	By
/s/ Thomas D. Ogaard	/s/ Rodney D. Stickle
Thomas D. Ogaard	Rodney D. Stickle, CPA
President & Chief Executive Officer	Senior Vice President & Chief Financial Officer
November 10, 2011	November 10, 2011

Princeton National Bancorp, Inc.		Schedule 1
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(dollars in thousands except share data)	2011	2010
	(unaudited)
ASSETS
Cash and due from banks	$18,400	$12,992
Interest-bearing deposits with financial institutions	65,969	30,888
Total cash and cash equivalents	84,369	43,880

Loans held-for-sale, at lower of cost or market	2,113	5,515

Investment securities:
Available-for-sale, at fair value	254,267	248,752
Held-to-maturity, at amortized cost (fair value of $11,481 and $12,472)	11,344	12,187
Total investment securities	265,611	260,939

Loans:
Loans, net of unearned interest	638,553	704,074
Allowance for loan losses	(16,511)	(29,726)
Net loans	622,042	674,348

Premises and equipment, net of accumulated depreciation	25,937	26,901
Land held for sale, at lower of cost or market	2,244	2,244
Federal Reserve Bank and Federal Home Loan Bank stock	4,500	4,498
Bank-owned life insurance	24,103	23,416
Accrued interest receivable	7,179	7,482
Other real estate owned	18,502	20,652
Deferred income taxes	0	10,512
Intangible assets, net of accumulated amortization	2,020	2,531
Other assets	11,163	13,553

TOTAL ASSETS	$1,069,783	$1,096,471

LIABILITIES
Deposits:
Demand	$149,361	$138,683
Interest-bearing demand	386,348	383,126
Savings	79,635	74,817
Time	323,881	366,335
Total deposits	939,225	962,961

Borrowings:
Customer repurchase agreements	54,262	35,806
Interest-bearing demand notes issued to the U.S. Treasury	1,538	1,753
Advances from the Federal Home Loan Bank	5,000	9,000
Trust preferred securities	25,000	25,000
Total borrowings	85,800	71,559

Other liabilities	5,574	5,090

TOTAL LIABILITIES	1,030,599	1,039,610

STOCKHOLDERS' EQUITY

Preferred stock: no par value, 100,000 shares authorized: 25,083 shares issued and outstanding at September 30, 2011 and December 31, 2010	25,008	24,986
Common stock: $5 par value, 7,000,000 shares authorized: 4,478,295 shares issued at September 30, 2011 and December 31, 2010	22,391	22,391
Common stock warrants	150	150
Surplus	18,221	18,275
Retained earnings (deficit)	(8,448)	11,589
Accumulated other comprehensive income, net of tax	5,319	3,064
Less: cost of 1,144,405 and 1,152,354 treasury shares at September 30, 2011 and December 31, 2010	(23,457)	(23,594)

TOTAL STOCKHOLDERS' EQUITY	39,184	56,861

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,069,783	$1,096,471

See accompanying notes to unaudited condensed consolidated financial statements.

Princeton National Bancorp, Inc.				Schedule 2
Condensed Consolidated Statements of Income (unaudited)

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
(dollars in thousands except share data)	ENDED	ENDED	ENDED	ENDED
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Interest Income:
Interest and fees on loans	$7,874	$9,632	$24,919	$30,059
Interest and dividends on investment securities:
Taxable	1,556	1,042	4,663	3,689
Tax-exempt	617	1,336	2,278	4,024
Interest on interest-bearing deposits in other banks	37	32	93	104
Total interest income	10,084	12,042	31,953	37,876

Interest Expense:
Interest on deposits	1,522	2,318	4,894	8,348
Interest on borrowings	197	479	581	1,615
Total interest expense	1,719	2,797	5,475	9,963

Net interest income	8,365	9,245	26,478	27,913

Provision for loan losses	7,975	6,725	17,900	13,300

Net interest income after provision for loan losses	390	2,520	8,578	14,613

Non-interest income:
Fiduciary and farm management fees	256	269	815	850
Service charges on deposit accounts	1,087	1,004	3,032	2,853
Other service charges	565	469	1,391	1,436
Gains on sales of securities available-for-sale	11	0	2,693	722
Brokerage fee income	148	134	494	547
Mortgage servicing rights impairment	(817)	(333)	(817)	(922)
Mortgage banking income, net	572	694	1,312	1,457
Bank-owned life insurance income	231	227	677	684
Other operating income	36	10	119	68
Total non-interest income	2,089	2,474	9,716	7,695

Non-interest expense:
Salaries and employee benefits	4,659	4,628	13,804	13,494
Occupancy	677	645	1,989	1,978
Equipment expense	754	782	2,316	2,296
Federal insurance assessments	681	603	1,768	1,835
Intangible assets amortization	144	204	513	606
Data processing	301	355	1,016	987
Marketing	151	154	445	536
Other real estate expenses, net	853	446	2,868	1,567
Loan collection expenses	563	104	1,097	492
Write-down of land held-for-sale	0	110	0	110
Other operating expense	1,306	1,016	3,941	3,248
Total non-interest expense	10,089	9,047	29,757	27,149

Loss before income taxes	(7,610)	(4,053)	(11,463)	(4,841)
Income tax expense (benefit)	11,215	(2,142)	8,552	(3,609)

Net loss	(18,825)	(1,911)	(20,015)	(1,232)

Dividends on preferred shares	0	314	0	941
Dividends in arrears on preferred shares	314	0	941	0
Accretion of preferred stock discount	7	7	22	21

Net loss available to common stockholders	$(19,146)	$(2,232)	$(20,978)	$(2,194)

Loss per share available to common stockholders:
Basic net loss per common share available to common stockholders	$(5.75)	$(0.67)	$(6.30)	$(0.66)
Diluted net loss per common share available to common stockholders	$(5.75)	$(0.67)	$(6.30)	$(0.66)

Basic weighted average shares outstanding	3,330,080	3,313,029	3,328,041	3,309,869
Diluted weighted average shares outstanding	3,330,080	3,313,029	3,328,041	3,309,869

See accompanying notes to unaudited condensed consolidated financial statements.

Princeton National Bancorp, Inc.								Schedule 3
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands except share data)						Accumulated
						Other
			Common		Retained	Comprehensive
For the Nine Months Ended	Preferred	Common	Stock		Earnings	Income,	Treasury
September 30, 2011	Stock	Stock	Warrants	Surplus	(Deficit)	net of tax effect	Stock	Total

Balance, January 1, 2011	$24,986	$22,391	$150	$18,275	$11,589	$3,064	$(23,594)	$56,861

Net loss					(20,015)			(20,015)
Accretion on preferred stock discount	22				(22)			0
Sale of 7,949 shares of treasury common stock				(104)			137	33
Amortization of unearned compensation expense				50				50
Other comprehensive income net of $1,425 tax effect						2,255		2,255
Balance, September 30, 2011	$25,008	$22,391	$150	$18,221	$(8,448)	$5,319	$(23,457)	$39,184

For the Nine Months Ended
September 30, 2010

Balance, January 1, 2010	$24,958	$22,391	$150	$18,423	$29,851	$2,816	$(23,929)	$74,660

Net loss					(1,232)			(1,232)
Dividends on preferred stock					(941)			(941)
Accretion on preferred stock discount	21				(21)			0
Sale of 7,028 shares of treasury common stock				(78)			121	43
Award of 2,000 shares of nonvested common stock out of treasury common stock				(14)			34	20
Amortization of unearned compensation expense				66				66
Other comprehensive income net of $2,448 tax effect						3,870		3,870
Balance, September 30, 2010	$24,979	$22,391	$150	$18,397	$27,657	$6,686	$(23,774)	$76,486

See accompanying notes to unaudited condensed consolidated financial statements.

Princeton National Bancorp, Inc.		Schedule 4
Condensed Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30, 2011	September 30, 2010
Operating activities:
Net loss	$(20,015)	$(1,232)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,422	1,577
Provision for loan losses	17,900	13,300
Deferred income tax benefit	(5,497)	0
Valuation allowance for deferred tax assets	14,584	0
Amortization of intangible assets and other purchase accounting adjustments, net	513	606
Amortization of premiums and discounts on investment securities, net	1,188	1,178
Gains on sales of securities available-for-sale, net	(2,693)	(722)
Impairment of mortgage servicing rights	817	922
Compensation expense for vested stock options	50	66
(Gain) loss on sales and writedowns of other real estate owned, net	1,522	(301)
Impairment of land held-for-sale	0	110
Loans originated for sale	(47,382)	(75,740)
Proceeds from sales of loans originated for sale	50,784	77,948
Decrease in accrued interest payable	(131)	(1,358)
Decrease in accrued interest receivable	303	1,315
Increase in other assets	882	444
Increase (decrease) in other liabilities	615	(4,375)

Net cash provided by operating activities	14,862	13,738

Investing activities:
Proceeds from sales of investment securities available-for-sale	87,041	42,929
Proceeds from maturities of investment securities available-for-sale	15,045	27,107
Purchase of investment securities available-for-sale	(103,035)	(5,828)
Proceeds from maturities of investment securities held-to-maturity	1,462	200
Purchase of investment securities held-to-maturity	0	(1,690)
Purchase of Federal Reserve Bank stock	0	(268)
Proceeds from sales of other real estate owned	3,643	7,283
Net decrease in loans	31,391	55,789
Purchases of premises and equipment	(458)	(417)

Net cash provided by investing activities	35,089	125,105

Financing activities:
Net decrease in deposits	(23,736)	(115,993)
Net increase (decrease) in short-term borrowings	14,241	(31,771)
Dividends paid on preferred stock	0	(941)
Sales of treasury stock	33	43
Award of nonvested stock from treasury stock	0	20

Net cash used in financing activities	(9,462)	(148,642)

Increase (decrease) in cash and cash equivalents	40,489	(9,799)
Cash and cash equivalents at beginning of period	43,880	71,073

Cash and cash equivalents at end of period	$84,369	$61,274

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,607	$11,319
Income taxes	$896	$1,134

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$3,015	$7,696

See accompanying notes to unaudited condensed consolidated financial statements.

Schedule 5

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2011 and 2010, and all such adjustments are of a normal recurring nature.  The 2010 year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures.  All adjustments are of a normal and recurring nature, except for the adoption of the amendments in Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which is described in Note 8 and Note 11 to the Condensed Consolidated Financial Statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included.  For further information, refer to the Consolidated Financial Statements and notes included in the Registrant's 2010 Annual Report on Form 10-K.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.  Certain amounts in the 2010 Consolidated Financial Statements have been reclassified to conform to the 2011 presentation.

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

On January 24, 2011, the Corporation notified the U.S. Treasury that it will defer regularly scheduled payments on the Corporation’s 25,083 shares in Series B Preferred Stock.  As of September 30, 2011, dividends in arrears on preferred shares, which must be paid prior to the payment of dividends on the common shares, total approximately $941,000.

NOTE 2 --  LOSS PER SHARE

The following table sets forth the computation for basic and diluted loss per share for the periods indicated:

(in thousands, except share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Numerator:
Net loss available to common stockholders	$(19,146)	$(2,232)	$(20,978)	$(2,194)

Denominator:
Basic earnings per share - weighted average common shares	3,330,080	3,313,029	3,328,041	3,309,869
Effect of dilutive securities - stock options	-	-	-	-
Diluted earnings per share - adjusted weighted average common shares	3,330,080	3,313,029	3,328,041	3,309,869

Net loss per share available to common stockholders:
Basic	$(5.75)	$(0.67)	$(6.30)	$(0.66)
Diluted	$(5.75)	$(0.67)	$(6.30)	$(0.66)

The following shares were not considered in computing diluted earnings per share for the three and nine month periods ended September 30, 2011 and 2010 because they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Stock options to purchase shares of common stock	555,277	522,511	555,277	522,511

Average dilutive potential common shares associated with common stock warrants	155,025	155,025	155,025	155,025

 NOTE 3 -- INTANGIBLE ASSETS

The balance of intangible assets, net of accumulated amortization, totaled $2,020,000 and $2,531,000 at September 30, 2011 and December 31, 2010, respectively.

The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible	$9,004	$(7,025)	$9,004	$(6,522)
Other acquisition costs	234	(193)	234	(185)
Total	$9,238	$(7,218)	$9,238	$(6,707)

Amortization expense of all intangible assets totaled $513,000 and $606,000 for the nine months ended September 30, 2011 and 2010, respectively.  The amortization expense of these intangible assets will be approximately $143,000 for the remaining three months of 2011.

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

(in thousands)

Balance, January 1, 2011	$3,385
Servicing rights capitalized	413
Amortization of servicing rights	(369)
Valuation adjustment	(817)
Balance, September 30, 2011	$2,612

        Activity in the valuation allowance for mortgage servicing rights was as follows:

(in thousands)

Balance, January 1, 2011	$295
Additions	817
Reductions	-
Balance, September 30, 2011	$1,112

The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of September 30, 2011.  The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed, depending on the amount of additional mortgage servicing rights, changes in mortgage interest rates, estimated prepayment speeds and market conditions.

Estimated Amortization Expense:
Amount (in thousands)
For the three months ended December 31, 2011	$73
For the year ending December 31, 2012	274
For the year ending December 31, 2013	257
For the year ending December 31, 2014	241
For the year ending December 31, 2015	226
For the year ending December 31, 2016	212
Thereafter	1,329

The Corporation services loans for others with unpaid principal balances at September 30, 2011 and December 31, 2010 of approximately $400.4 million and $395.0 million, respectively.

NOTE 5 -- OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes for the nine months ended September 30, 2011 and 2010 were as follows:

(in thousands)	2011	2010

Net unrealized gains on securities available-for-sale	$6,373	$7,040
Reclassification adjustment for realized gains included in income	(2,693)	(722)
Other comprehensive income, before tax effect	3,680	6,318
Tax expense	1,425	2,448
Other comprehensive income	$2,255	$3,870

The components of accumulated other comprehensive income, included in stockholders’ equity at September 30, 2011 and 2010, are as follows:

(in thousands)	2011	2010

Net unrealized gains on securities available-for-sale	$9,213	$11,445
Net unrealized benefit obligations	(530)	(531)
	8,683	10,914
Tax effect	(3,364)	(4,228)
Net-of-tax amount	$5,319	$6,686

NOTE 6 -- FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK

The subsidiary bank held $2,373,000 in Federal Home Loan Bank stock at September 30, 2011 and December 31, 2010 and $2,127,000 and $2,125,000 in Federal Reserve Bank stock at September 30, 2011 and December 31, 2010. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board.  The Federal Home Loan Bank will continue to provide liquidity and funding through advances; however, the order prohibits capital stock repurchases until a time to be determined by the Federal Housing Finance Board and requires their approval for dividends.  With regard to dividends, the Federal Home Loan Bank of Chicago continues to assess its dividend capacity each quarter and make appropriate request for approval.  While there were no dividends paid during 2010, dividends were declared and paid in February, May and August of 2011. Management performed an analysis and deemed the cost-method investment in Federal Home Loan Bank stock was ultimately recoverable.

NOTE 7 -- INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of available-for-sale and held-to-maturity securities by major security type at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$80,256	$1,315	$(85)	$81,486
State and Municipal	89,374	5,429	(61)	94,742
Collateralized mortgage obligations: GSE residential	75,424	2,615	-	78,039
Total	245,054	9,359	(146)	254,267
Held-to-maturity:
State and Municipal	11,344	145	(8)	11,481
Total	$256,398	$9,504	$(154)	$265,748

	December 31, 2010
(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$77,166	$1,671	$(633)	$78,204
State and Municipal	113,308	2,730	(384)	115,654
Collateralized mortgage obligations: GSE residential	52,746	2,148	(0)	54,894
Total	243,220	6,549	(1,017)	248,752
Held-to-maturity:
State and Municipal	12,187	309	(24)	12,472
Total	$255,407	$6,858	$(1,041)	$261,224

Securities with unrealized losses at September 30, 2011 and December 31, 2010 not recognized in income are as follows:

			September 30, 2011
(in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

United States government and federal agency and U.S. government-sponsored entities (GSEs)	$8,192	$(85)	$0	$0	$8,192	$(85)
State and municipal	724	(8)	1,198	(61)	1,922	(69)
Temporarily impaired securities	$8,916	$(93)	$1,198	$(61)	$10,114	$(154)

			December 31, 2010
(in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

United States government and federal agency and U.S. government-sponsored entities (GSEs)	$26,238	$(633)	$0	$0	$26,238	$(633)
State and municipal	20,493	(367)	1,343	(41)	21,836	(408)
Temporarily impaired securities	$46,731	$(1,000)	$1,343	$(41)	$48,074	$(1,041)

There are 15 securities in an unrealized loss position in the investment portfolio at September 30, 2011 all due to interest rate changes and not credit events.  These unrealized losses are considered temporary and, therefore, have not been recognized into income because the issuers are of high credit quality and management has the intent and ability to hold for the foreseeable future and it is more likely than not that the Corporation will not be required to sell the security before recovery.  The fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates.

Maturities of investment securities classified as available-for-sale and held to maturity were as follows at September 30, 2011:

(in thousands)	Adjusted	Fair
	Carrying Value	Value
Available-for-sale:
Due in one year or less	$1,349	$1,353
Due after one year through five years	17,612	18,289
Due after five years through ten years	50,699	53,598
Due after ten years	36,381	38,495
	106,041	111,735
Mortgage-backed securities	63,589	64,493
Collateralized mortgage obligations	75,424	78,039
	$245,054	$254,267

Held-to-maturity:
Due in one year or less	$3,644	$3,665
Due after one year through five years	5,327	5,435
Due after five years through ten years	2,270	2,281
Due after ten years	103	100
	$11,344	$11,481

Proceeds from sales of investment securities available-for sale were $87.0 million for the first nine months of 2011 compared to $52.7 million for the year ended December 31, 2010. Net gains were realized of $2,693,000 for the nine months ended September 30, 2011 and $722,000 for the year ended December 31, 2010.  The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $220.4 million at September 30, 2011 and $209.5 million at December 31, 2010.

NOTE 8 -- LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

	September 30,	December 31,
	2011	2010

Commercial	$61,394	$138,325

Agricultural	59,881	78,086

Agricultural Real Estate	60,133	46,361
Commercial Real Estate	235,833	205,301
Commercial Real Estate Development	70,944	88,402
Residential Real Estate	100,552	90,869
Total Real Estate	467,462	430,933
Consumer	49,816	56,730
Total	$638,553	$704,074

In the third quarter of 2011, the Corporation implemented a loan reporting reclassification in which the segregation of reported loan categories was changed to a collateral focus based on regulatory reporting guidelines from a segregation based on product focus.  The primary result of this reclassification in the reported composition of the loan portfolio was a shift of commercial loans that are secured by commercial real estate to be reported as commercial real estate loans rather than commercial loans.  Of the $76.9 million decrease in reported commercial loans from December 31, 2010 to September 30, 2011, $53.3 million represented this reclassification to commercial real estate loans, $2.8 million to agricultural real estate loans, and $6.6 million to residential real estate loans.  Also impacting this decline in the nine months ended September 30, 2011 was $3.0 million in commercial loan charge-offs and normal loan pay downs.  The third quarter 2011 reclassification did not impact the calculation of the allowance for loans losses during the nine months ended September 30, 2011 as the allowance calculation was already based on a collateral focused segregation of the loan portfolio.

At September 30, 2011 and December 31, 2010, the Corporation held $204,441 and $205,301 in commercial real estate loans and $64,980 and $88,402 in commercial real estate development loans, respectively. Generally, these loans are collateralized by the real estate being financed and are expected to be repaid from cash flows or from proceeds of sale of the real estate collateral.

At September 30, 2011 and December 31, 2010, the Corporation held $67,218 and $78,086 in agricultural production loans and $50,765 and $46,361 in agricultural real estate loans, respectively. Generally, these loans are collateralized by the assets of the borrower and are expected to be repaid from cash flows or from proceeds of sale of selected assets of the borrowers.

The Corporation believes that sound loans are a necessary and desirable means of employing funds available for investment.  Recognizing the Corporation’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and opportunity affords.  The Corporation maintains lending policies and procedures designed to focus our lending efforts on the type, location and duration of loans most appropriate for our business model and markets. The Corporation’s principal lending activity is the origination of one-to four-family residential mortgage and commercial real estate loans but also includes agricultural real estate loans, commercial business loans, agribusiness loans, multi-family loans, home equity lines of credits, consumer loans (consisting primarily of automobile loans) and, to a lesser extent, construction loans and land loans.  The primary lending market includes the Illinois counties of Bureau, DeKalb, Henry, Kane, Kendall, LaSalle, McHenry and Will, as well as adjacent counties in Illinois.  Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

Management reviews and approves the Corporation’s lending policies and procedures on a regular basis.  Management regularly (at least quarterly) reviews the allowance for loan losses and reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.  Our underwriting standards are designed to encourage relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.  The integrity and character of the borrower are significant factors in our loan underwriting.  Tangible positive or negative evidence of the borrower’s integrity and character are evaluated as a part of loan underwriting.  Additional significant underwriting factors beyond location, duration, the sound and profitable cash flow basis underlying the loan and the borrower’s character are the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

The Corporation’s policies and loan approval limits are established by the Board of Directors.  The loan officers generally have authority to approve secured loans up to $100,000 and unsecured loans or exposures up to $50,000.  Managing Officers (those with designated loan approval authority) generally have authority to approve secured loans up to $250,000 and unsecured loans or exposures up to $100,000.  The Senior Commercial Banking Officer has authority to approve secured loans up to $750,000 and unsecured loans or exposures up to $250,000.  The Chief Credit Officer has authority to approve secured loans up to $1,500,000 and unsecured loans or exposures up to $250,000.  In addition, in certain circumstances any two consumer officers may combine their loan authority limits to approve a loan, while only the President and Chief Executive Officer, Chief Credit Officer and Senior Commercial Banking Manager may combine their loan authority limits to approve a commercial loan.  The Executive Loan Committee may approve one-to-four family residential mortgage loans up to $2,500,000, commercial real estate loans, multi-family real estate loans and land loans up to $3,500,000, in aggregate, and unsecured loans or exposures up to $1,000,000.  All loans above these limits must be approved by the Directors Loan Committee, consisting of the Chairman, the President and Chief Executive Officer and up to three other Board members.  At no time will the Corporation originate a loan where a borrower's total borrowing relationship exceeds the Bank’s regulatory lending limit.  Loans to related parties, including executive officers and the Corporation’s directors, are reviewed for compliance with regulatory guidelines by the Board of Directors at least annually.

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

The Corporation’s lending can be summarized into six primary areas; one-to-four family residential mortgage loans, commercial real estate loans and multi-family real estate loans, home equity lines of credits, real estate construction loans, commercial business loans and consumer loans.  The primary lending market includes the Illinois counties of Bureau, DeKalb, Henry, Kane, Kendall, LaSalle, McHenry and Will as well as the adjacent counties in Illinois.

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

As one-to-four family residential mortgage loan underwriting is subject to specific regulations, the Corporation typically underwrites its one-to-four family residential mortgage loans to conform to generally accepted standards.  Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.  The Corporation has established minimum standards and underwriting guidelines for all residential real estate loan collateral types.

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the nine months ended September 30, 2011:

	Commercial	Agricultural	Agricultural Real Estate	Commercial Real Estate	Commercial Real Estate Development	Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance, beginning of period	$4,435	$99	$107	$6,029	$15,526	$1,897	$1,595	$38	$29,726
Provision charged to expense	(403)	(34)	374	9,189	4,781	3,548	441	4	17,900
Less: loans charged off	3,029	16	387	9,661	14,270	3,100	1,113	-0-	31,576
Recoveries	32	7	8	250	-0-	8	156	-0-	461
Balance, end of period	$1,035	$56	$102	$5,807	$6,037	$2,353	$1,079	$42	$16,511
Ending Balance: individually evaluated for impairment	$459	$-0-	$-0-	$1,605	$3,255	$1,172	$237	$-0-	$6,728
Ending Balance: collectively evaluated for impairment	$576	$56	$102	$4,202	$2,782	$1,181	$842	$42	$9,783

Loans
Ending Balance	$61,394	$59,881	$60,133	$235,833	$70,944	$100,552	$49,816	$-0-	$638,553
Ending Balance: individually evaluated for impairment	$2,788	$-0-	$3,259	$38,893	$34,745	$12,386	$1,513	$-0-	$93,584
Ending Balance: collectively evaluated for impairment	$58,606	$59,881	$56,874	$196,940	$36,199	$88,166	$48,303	$-0-	$544,969

The following table presents the changes in the allowance for loan losses for the three months ended September 30, 2011:

	Commercial	Agricultural	Agricultural Real Estate	Commercial Real Estate	Commercial Real Estate Development	Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance, beginning of period	$2,331	$57	$61	$5,360	$8,246	$1,928	$1,120	$26	$19,129
Provision charged to expense	1,019	(1)	406	1,563	3,571	1,125	276	16	7,975
Less: loans charged off	2,325	-0-	365	1,366	5,780	701	383	-0-	10,920
Recoveries	10	-0-	-0-	250	-0-	1	66	-0-	327
Balance, end of period	$1,035	$56	$102	$5,807	$6,037	$2,353	$1,079	$42	$16,511

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2010:

					Commercial
			Agricultural	Commercial	Real Estate	Residential
	Commercial	Agricultural	Real Estate	Real Estate	Development	Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance, beginning of year	$181	$129	$1,181	$2,661	$3,022	$3,419	$1,059	$423	$12,075
Provision charged to expense	9,134	(173)	(1,054)	4,828	25,681	745	1,774	(385)	40,550
Less: loans charged off	4,888	-0-	68	1,460	13,177	2,267	1,306	-0-	23,166
Recoveries	8	143	48	-0-	-0-	-0-	68	-0-	267
Balance, end of year	$4,435	$99	$107	$6,029	$15,526	$1,897	$1,595	$38	$29,726
Ending Balance: individually evaluated for impairment	$1,004	$-0-	$-0-	$3,425	$6,906	$484	$426	$-0-	$12,245
Ending Balance: collectively evaluated for impairment	$3,431	$99	$107	$2,604	$8,620	$1,413	$1,169	$38	$17,481

Loans
Ending Balance	$138,325	$78,086	$46,361	$205,301	$88,402	$90,869	$56,730	$-0-	$704,074
Ending Balance: individually evaluated for impairment	$2,085	$-0-	$-0-	$18,130	$18,334	$3,873	$734	$-0-	$43,156
Ending Balance: collectively evaluated for impairment	$136,240	$78,086	$46,361	$187,171	$70,068	$86,996	$55,996	$-0-	$660,918

Changes in the allowance for loan losses for the nine months ended September 30, 2010 were as follows:

Balance, January 1	$12,075
Provision for loan losses	13,300
Loans charged off	6,982
Recoveries of loans previously charged off	160
Balance, September 30	$18,553

Changes in the allowance for loan losses for the three months ended September 30, 2010 were as follows:

Balance, July 1	$15,975
Provision for loan losses	6,725
Loans charged off	4,193
Recoveries of loans previously charged off	46
Balance, September 30	$18,553

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses
The allowance for loan losses represents an estimate of the amount of losses believed inherent in our loan portfolio at the balance sheet date.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available.  Loan losses are charged against the allowance for loan losses when management believes the uncollectability of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, we believe the reserve to be consistent with prior periods and adequate to cover the estimated losses in our loan portfolio as of the reporting date.

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

The Corporation establishes a general allowance for loans that are not deemed impaired to recognize the inherent losses associated with lending activities, but which, unlike the specific allowance, has not been allocated to particular problem assets.  The general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on the Corporation’s historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio.  The allowance is then adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  These significant factors may include: (1) changes in the value of the underlying collateral; (2) management’s assumptions regarding the minimal level of risk for a given loan category; (3) changes in lending policies and procedures, including changes in underwriting standards and charge-off and recovery practices not considered elsewhere in estimating credit losses; (4) changes in international, national, regional and local economics and business conditions, and developments that affect the collectability of the portfolio, including the conditions of various market segments; (5) changes in the nature and volume of the portfolio and in the terms of loans; (6) changes in the experience, ability and depth of the loan officers and other relevant staff; (7) changes in the volume and severity of past due loans, the volume of non-accrual loans and the volume and severity of adversely classified loans; (8) changes in the quality of the loan review system; (9) changes in the value of the underlying collateral for collateral-dependent loans; (10) the existence and effect of any concentrations of credit and changes in the level of such concentrations; and (11) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

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

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category and payment activity as of September 30, 2011:

Commercial Credit Exposure: Credit Risk Profile by Creditworthiness Category
					Commercial
			Agricultural	Commercial	Real Estate
Risk Rating:	Commercial	Agricultural	Real Estate	Real Estate	Development	Total
1-2	$5,162	$20,594	$16,944	$17,394	$486	$60,580
3	27,420	30,193	24,864	87,176	8,471	178,124
4	20,188	8,070	11,645	54,147	1,568	95,618
5	1,747	545	2,605	24,235	16,160	45,292
6	6,772	479	4,075	52,881	37,151	101,358
7	105	-0-	-0-	-0-	7,108	7,215
Total	$61,394	$59,881	$60,133	$235,833	$70,944	$488,185

Consumer Credit Exposure: Credit Risk Profile by Creditworthiness Category

	Residential
Risk Rating:	Real Estate	Consumer	Total
Pass	$85,049	$46,627	$131,676
Special Mention	1,296	187	1,483
Substandard	14,005	3,002	17,007
Doubtful	202	0	202
Total	$100,552	$49,816	$150,368

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

Credit Quality Indicators
The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends among other factors. The Corporation analyzes loans individually by classifying the loans according to credit risk. This analysis is performed on all loans at origination.  Subsequently, a majority of analyses are reviewed on an annual basis by Risk Management and a third party service provider and rating changes are made as necessary.  Interim reviews are performed if borrower circumstances warrant a more timely review.

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

The following table presents the Corporation’s loan portfolio aging analysis as of September 30, 2011:

	30-59 Days	60-89 Days	>90 Days	Total	Total	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Commercial	$434	$287	$1,066	$1,787	$57,990	$59,777
Agricultural	-0-	-0-	-0-	-0-	59,881	59,881
Agricultural Real Estate	-0-	29	-0-	29	56,845	56,874
Commercial Real Estate	3,878	493	1,576	5,947	197,412	203,359
Commercial Real Estate Development	202	-0-	-0-	202	36,191	36,393
Residential Real Estate	577	1,337	-0-	1,914	89,320	91,234
Consumer	540	515	-0-	1,055	47,908	48,963
Non-Accrual	4,408	625	72,676	77,709	4,363	82,072
Total	$10,039	$3,286	$75,318	$88,643	$549,910	$638,553

The following table presents the Corporation’s loan portfolio aging analysis as of December 31, 2010:

	30-59 Days	60-89 Days	>90 Days	Total	Total	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Commercial	$2,221	$420	$222	$2,863	$126,621	$129,484
Agricultural	284	-0-	-0-	284	75,892	76,176
Agricultural Real Estate	249	-0-	-0-	249	45,667	45,916
Commercial Real Estate	3,288	1,324	1,140	5,752	173,890	179,642
Commercial Real Estate Development	669	-0-	-0-	669	50,642	51,311
Residential Real Estate	4,340	1,601	199	6,140	77,970	84,110
Consumer	681	156	-0-	837	55,176	56,013
Non-Accrual	846	8,390	53,393	62,629	18,793	81,422
Total	$12,578	$11,891	$54,954	$79,423	$624,651	$704,074

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

The following table presents impaired loans as of September 30, 2011:

				Nine Months		Three Months
				Ended		Ended
				Average		Average
		Unpaid		Investment	Interest	Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized
With no related allowance recorded:
Commercial	$2,192	$2,878	$-0-	$6,040	$41	$5,965	$18
Commercial Real Estate	35,268	44,107	-0-	24,086	40	$30,560	$27
Commercial Real Estate Development	25,849	39,838	-0-	26,272	74	$25,740	$28
Residential Real Estate	8,345	10,291	-0-	6,513	18	$7,360	$10
Consumer	1,076	1,192	-0-	538	11	$867	$8
With an allowance recorded:
Commercial	$597	$845	$459	$1,253	$5	$2,080	$3
Commercial Real Estate	6,883	6,883	1,605	12,507	160	$7,014	$77
Commercial Real Estate Development	8,896	18,571	3,255	13,702	77	$11,805	$4
Residential Real Estate	4,041	4,131	1,172	3,957	28	$3,783	$15
Consumer	437	437	237	603	4	$423	$1
Total:
Commercial	$79,685	$113,122	$5,319	$83,858	$397	$83,163	$157
Residential	$12,386	$14,422	$1,172	$10,470	$46	$11,143	$25
Consumer	$1,513	$1,629	$237	$1,141	$15	$1,290	$9

The following table presents impaired loans as of December 31, 2010:

				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
With no related allowance recorded:
Commercial	$9,887	$11,660	$-0-	$5,874	$36
Commercial Real Estate	12,903	13,220	-0-	8,915	480
Commercial Real Estate Development	26,695	36,909	-0-	21,573	225
Residential Real Estate	4,680	5,306	-0-	5,591	96
Consumer	-0-	-0-	-0-	-0-	-0-
With an allowance recorded:
Commercial	$1,908	$2,095	$1,004	$1,384	$59
Commercial Real Estate	18,130	18,130	3,425	9,065	77
Commercial Real Estate Development	18,507	18,507	6,906	14,444	428
Residential Real Estate	3,873	3,873	484	3,505	82
Consumer	768	735	426	679	14
Total:
Commercial	$88,030	$100,521	$11,335	$61,254	$1,305
Residential	$8,553	$9,179	$484	$9,096	$178
Consumer	$768	$735	$426	$679	$14

Included in certain loan categories in the impaired loans are troubled debt restructurings, where economic concessions have been granted to borrowers who have experienced financial difficulties that were classified as impaired.  These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Troubled debt restructurings are considered impaired at the time of restructuring and typically are returned to accrual status after considering the borrower’s sustained repayment performance, as agreed, for a reasonable period of at least six months, or once the granted concessions have ended or are no longer applicable.

When a loan is modified into a troubled debt restructuring, the Corporation evaluates any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, and uses the current fair value of the collateral, less selling costs for collateral dependent loans.  If the Corporation determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance for loan losses.  In periods subsequent to modification, the Corporation evaluates all troubled debt restructurings, including those that have payment defaults, for possible impairment and recognizes impairment through the allowance for loan losses.

During the quarter ended September 30, 2011, the Corporation adopted ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired. As a result of adopting ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after January 1, 2011, the beginning of our current fiscal year, for identification as troubled debt restructurings.  The Corporation identified no loans as troubled debt restructurings for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology.  Therefore, there was no additional impact to the allowance for loan losses as a result of the adoption.

The following tables present the recorded balance of troubled debt restructurings as of September 30, 2011 and December 31, 2010:

	September 30, 2011
		Troubled debt restructurings
	Total	performing in accordance		Troubled debt restructurings
	Troubled Debt	with modified terms		not performing in accordance
	Restructurings	Accruing	Nonaccrual	with modified terms

Commercial	$937	$0	$	$937
Agricultural	0	0	0	-
Agricultural Real Estate	0	0	0	-
Commercial Real Estate	14,869	4,842	0	10,027
Commercial Real Estate Development	2,711	45	0	2,666
Residential Real Estate	3,325	2,768	288	269
Consumer	188	145	43	-
Total	22,030	7,800	331	13,899

	December 31, 2010
		Troubled debt restructurings
	Total	performing in accordance		Troubled debt restructurings
	Troubled Debt	with modified terms		not performing in accordance
	Restructurings	Accruing	Nonaccrual	with modified terms

Commercial	$0	$0	$0	$0
Agricultural	0	0	0	-
Agricultural Real Estate	0	0	0	-
Commercial Real Estate	16,091	6,327	0	9,764
Commercial Real Estate Development	5,293	5,293	0	-
Residential Real Estate	1,570	875	545	150
Consumer	432	320	43	69
Total	23,386	12,815	588	9,983

The following table presents loans modified as troubled debt restructurings during the three and nine month periods ended September 30, 2011:

	Three Months Ended		Nine Months Ended
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment
Commercial	0	$0	1	$937
Agricultural	0	0	0	0
Agricultural Real Estate	0	0	0	0
Commercial Real Estate	0	0	0	0
Commercial Real Estate Development	0	0	0	0
Residential Real Estate	0	0	10	1,876
Consumer	0	0	0	0
Total	0	$0	11	$2,813

During the nine month period ended September 30, 2011, the Corporation modified ten residential real estate loans with a recorded investment of $1,876,000 prior to modification which were deemed troubled debt restructurings. A total of eight modifications totaling $1,480,000 were in conjunction with the Federal Home Affordable Modification program (HAMP).  These modifications generally involved a reduction in the contractual interest rate or an adjusted loan amortization schedule.  One of the modifications, with a recorded investment of $239,000 was completed outside of the HAMP program and resulted in a reduction of the contractual interest rate and extension of the loan’s maturity date.  Also, one of the modifications with a recorded investment of $157,000 was completed to defer principal payment for a period of one year.  Of these residential troubled debt restructurings, four were considered to be collateral dependent, and the modifications resulted in the recording of a specific allowance of $227,000, based upon the fair value of the collateral.

In addition, the Corporation modified one commercial loan during the period ended September 30, 2011 which had a recorded investment of $937,000 prior to modification and was deemed a troubled debt restructuring.  The Corporation modified the loan payment terms to grant an interest only payment period.  Based on the fair value of the collateral, no specific reserve was determined necessary for this loan.

Specific loss allowances are included in the calculation of estimated future loss ratios, which are applied to the various loan portfolios for purposes of estimating future losses. Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses.

During the nine month period ended September 30, 2011, seven out of a total of thirty-one troubled debt restructuring loans held by the Corporation were either charged down or charged off by a total of $2,774,000.  These loans were primarily commercial real estate or commercial real estate development loans.  Since these loans were collateral dependent, they were written down to the fair market value of the collateral minus estimated selling costs.

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability is not certain.

The following table presents the Corporation’s non-accrual loans at September 30, 2011 and December 31, 2010. This table excludes accruing troubled debt restructurings.

	September 30,	December 31,
	2011	2010
Commercial	$1,616	$8,841
Agricultural	0	1,910
Agricultural Real Estate	3,259	444
Commercial Real Estate	32,474	25,659
Commercial Real Estate Development	34,551	37,091
Residential Real Estate	9,318	6,760
Consumer	854	717
Total	$82,072	$81,422

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

The following table presents the Corporation’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which the fair value measurements fall as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Fair Value Measurements Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$81,486	$-	$81,486	$-
State and Municipal	94,742	-	94,742	-
Collateralized mortgage obligations:	-	-	-	-
GSE Residential	78,039	-	78,039	-
Total	$254,267	$-	$254,267	$-

December 31, 2010	Fair Value Measurements Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$78,204	$-	$78,204	$-
State and Municipal	115,654	-	115,654	-
Collateralized mortgage obligations:	-	-	-	-
GSE Residential	54,894	-	54,894	-
Total	$248,752	$-	$248,752	$-

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

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.  Fair value adjustments on impaired loans were $51,089 for the nine months ended September 30, 2011, $3,304 for the three months ended September 30, 2011, and $16,040 for the year ended December 31, 2010.

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

Other Real Estate Owned - Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  The adjustment at the time of foreclosure is recorded through the allowance for loan losses.  Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate and is classified within Level 3 of the hierarchy.  If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense.  Operating costs associated with the assets after acquisition are also recorded as non-interest expense.  Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to non-interest expense.  Fair value adjustments on other real estate owned were $3,032 for the nine months ended September 30, 2011, $3,163 for the three months ended September 30, 2011 and $14,759 for the year ended December 31, 2010.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011
(in thousands)		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$81,845	-	-	$81,845
Mortgage servicing rights	2,612	-	-	2,612
Other real estate owned	5,931	-	-	5,931

December 31, 2010
(in thousands)		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$30,756	-	-	$30,756
Mortgage servicing rights	3,385	-	-	3,385
Other real estate owned	2,899	-	-	2,899

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

Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments.  For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances.  The estimation methodologies used, the estimated fair values and the recorded book balances at September 30, 2011 and December 31, 2010, are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Financial Assets:

Cash and due from banks	$18,400	$18,400	$12,992	$12,992
Interest-bearing deposits in financial institutions	65,969	65,969	30,888	30,888
Investment securities	265,611	265,748	260,939	261,224
Loans, net, including loans held for sale	624,155	628,250	679,863	684,438
Accrued interest receivable	7,179	7,179	7,482	7,482
Total financial assets	$981,314	$985,546	$992,164	$997,024

Financial Liabilities:

Non-interest bearing demand deposits	$149,361	$149,361	$138,683	$138,683
Interest-bearing deposits	789,864	792,460	824,278	827,266
Borrowings	85,800	85,848	71,559	71,615
Accrued interest payable	1,204	1,204	1,335	1.335
Total financial liabilities	$1,026,229	$1,028,873	$1,035,855	$1,038,899

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	$-	$-	$-	$-
Lines of credit	-	-	-	-
Letters of credit	-	-	-	-

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

NOTE 10 -- INCOME TAXES

A reconciliation of income tax benefit at 34 percent of pre-tax income to the Corporation’s actual tax benefit for the three and nine month periods ended September 30 is shown below:
(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Computed "expected" tax benefit	$(2,587)	$(1,265)	$(3,897)	$(1,533)

Increase (decrease) in income taxes resulting from:

Tax-exempt income	(197)	(464)	(807)	(1,388)

State income tax, before valuation allowance, net of federal tax effect	(495)	(53)	(1,122)	(157)

Bank-owned life insurance income	(79)	(77)	(234)	(236)

Establishment of valuation allowance for net deferred tax assets	14,584	-	14,584	-

Other, net	(11)	(283)	28	(295)

Actual tax benefit	$11,215	$(2,142)	$8,552	$(3,609)

Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will “more likely than not” be realized.  The Corporation did not record a valuation allowance in previous quarters due to the weight of all positive evidence overcoming the negative evidence.  However, during the third quarter of 2011, due to the negative evidence of a cumulative loss in the most recent three year period and earnings forecasts revised downward from previous quarters forecasts due to acceleration of provision for loan losses, loan collection and other real estate owned expenses, the Corporation has determined that a valuation allowance against deferred tax assets should be recorded as of September 30, 2011.   As a result, as of September 30, 2011, the carrying value of the Corporation’s deferred tax assets has been reduced to zero through the recognition of a $14,584,000 valuation allowance.

NOTE 11 -- IMPACT OF NEW ACCOUNTING STANDARDS

In April 2011, FASB issued ASU No. 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).” ASU No. 2011-02 is intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  Early adoption is permitted.  The Corporation adopted the methodologies prescribed by this ASU as of July 1, 2011.

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

In September 2011, FASB issued ASU No. 2011-08 “Intangibles – Goodwill and Other.”  This ASU provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If an entity concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the entity is required to perform the first step of the two-step impairment test.  If the carrying amount of the reporting unit exceeds the fair value, then the entity must perform the second step of the two-step evaluation process.  This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted.  The Corporation will adopt the methodologies prescribed by this ASU by the date required and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In September 2011, FASB issued ASU No. 2011-09 “Compensation – Retirement Benefits – Multiemployer Plans: Disclosures about an Employer’s Participation in a Multiemployer Plan.”  This ASU requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures including: the significant multiemployer plans in which an employer participates, the level of participation in the significant plans including the contribution to the plans and whether the employer’s contributions represent more than five percent of total contributions to the plan by all participants, the funding status of the plans and if a funding improvement plan is pending or implemented and related surcharges on contributions to the plan, and the nature of employer commitments to the plan.  This ASU is effective for public entities for annual periods ending after December 15, 2011 with early adoption permitted.  The provisions of ASU No. 2011-09 will not have a significant impact on the Corporation’s Condensed Financial Statements.

NOTE 12 -- REGULATORY MATTERS

On September 20, 2011, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”).  Pursuant to the Consent Order, the Bank has agreed to take certain actions and operate in compliance with the Consent Order’s provisions during its term.

Under the terms of the Consent Order, the Bank is required to, among other things: (i) adopt and adhere to a three-year written strategic plan that establishes objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in non-performing assets and its product development; (ii) adopt and maintain a capital plan; (iii) by December 19, 2011, achieve and thereafter maintain a Tier 1 capital ratio of at least 8% and a total risk-based capital ratio of at least 12%; (iv) seek approval of the OCC prior to paying dividends on its capital stock; (v) develop a program to reduce the Bank’s credit risk; (vi) take certain actions related to credit and collateral exceptions; (vii) reaffirm the Bank’s liquidity risk management program; and (viii) appoint a compliance committee of the Board of Directors to help ensure the Bank’s compliance with the Consent Order.  The Bank is also required to submit certain regular reports with respect to the foregoing requirements.

On October 27, 2011, the Corporation entered into a Written Agreement with the Federal Reserve Bank (the “FRB”).  Pursuant to the Written Agreement, the Corporation has agreed to take certain actions and operate in compliance with the Written Agreement’s provisions during its term.

Under the terms of the Written Agreement, the Corporation is required to, among other things: (i) serve as a source of strength to the Bank, including taking steps to ensure  that the Bank complies with the Consent Order it entered into with the OCC on September 20, 2011, and any other supervisory action taken by the Bank’s federal regulator; (ii) refrain from declaring or paying any dividend, or taking dividends or other payments representing a reduction in the Bank’s capital, each without the prior written consent of the FRB and the Director of the Division of Banking Supervision and Regulation (the “Director”) of the Board of Governors of the Federal Reserve System; (iii) refrain from making any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB and the Director; (iv) refrain from incurring, increasing, or guaranteeing any debt, and from purchasing or redeeming any shares of its capital stock, each without the prior approval of the FRB; (v) provide the FRB with a written plan to maintain sufficient capital at the Corporation on a consolidated basis; (vi) provide the FRB with a projection of the Corporation’s planned sources and uses of cash; (vii) comply with certain regulatory notice provisions pertaining to the appointment of any new director or senior executive officer, or the changing of responsibilities of any senior executive officer; and (viii) comply with certain regulatory restrictions on indemnification and severance payments.  The Corporation is also required to submit certain reports to the FRB with respect to the foregoing requirements.

The Consent Order replaced the previously disclosed formal written agreement entered into by the Bank with the OCC on March 15, 2010.  The formal written agreement had  set forth the Bank’s commitment to; (i) review and take action as necessary regarding its allowance for loan losses; (ii) improve the Bank’s asset quality through the development of workout plans for criticized assets and the assessment of credit risk; and (iii) revise the Bank’s credit risk rating management information system.

The Bank and the Corporation have taken steps to address the issues raised in the Consent Order, the Written Agreement and the previously disclosed formal written agreement, and intend to fully comply with the requirements set forth in each.

Pursuant to the previously disclosed formal written agreement, the Bank’s Board of Directors has reviewed the adequacy of the allowance for loan losses and established a program for the maintenance of an adequate allowance. The Bank also took immediate action to protect its interest in criticized assets and to adopt individual written workout plans with respect to such assets. A copy of the workout plans is provided to the OCC on a quarterly basis for any criticized asset equal to or exceeding $100,000. The Board of Directors ensures that the Bank’s internal ratings of loan relationships are timely, accurate and consistent with the regulatory credit classification criteria established by the OCC.

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

In 2010, the internal loan review staff, and the scope of their reviews, was expanded.  Considerable progress was achieved in meeting the expanded loan review scope and evaluating and verifying internal loan ratings on a timely basis consistent with credit classification criteria set forth in the Comptroller's Handbook. Loan review grading methodology was refined to ensure that loans with a probability of payment default or well defined weaknesses are graded substandard regardless of mitigating controls which might reduce credit risk.  The Directors’ Loan Committee monitored this process with bi-monthly meetings and reviewed loan review reports to ensure compliance with the terms of the agreement.

In March of 2011, the risk management department’s loan review function was restructured, and the majority of the loan review responsibilities were out-sourced to a loan review risk advisory firm.  The external loan review services began in April of 2011 and are structured to cover 75% of the loan portfolio annually (excluding residential and consumer loans).  The external loan review services are managed by the Loan Review Officer or another designee deemed independent and appropriate within the risk management department with reports made independently to the Directors’ Loan Committee.  The Directors’ Loan Committee then reports results to the Bank’s Board of Directors.  The outsourcing of the loan review function has assisted management in ensuring the Bank’s internal ratings of commercial credit relationships are timely, accurate and consistent with regulatory credit classification criteria.  In addition, this process has contributed in the identification of trends and the assessment of the overall quality of the loan portfolio.

Schedule 6
PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine month periods ended September 30, 2011 and 2010

The following discussion and analysis provides information about Princeton National Bancorp, Inc.'s (“PNBC” or the “Corporation”) financial condition and results of operations for the nine month periods ended September 30, 2011 and 2010.  This discussion and analysis should be read in conjunction with the Corporation’s Condensed Consolidated Financial Statements and Notes thereto included in this report.  This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Corporation’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules.  The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the effect of the disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the state of the United States economy, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  Further information concerning the Corporation and its business, including  a discussion of these and additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s 2010 Annual Report on Form 10-K under the heading “Item 1. Business.”

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

Deferred Income Tax Assets/Liabilities

A net deferred income tax asset arises from differences in the dates that items of income and expense enter into reported income and taxable income. Deferred tax assets and liabilities are established for these items as they arise. From an accounting standpoint, deferred tax assets are reviewed to determine if they are realizable based on the historical level of taxable income, estimates of future taxable income and the reversals of deferred tax liabilities. In most cases, the realization of the deferred tax asset is based on future profitability.  Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will “more likely than not” be fully realized.

The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies and assessments of the current and future economic and business conditions.  The Corporation considers both positive and negative evidence regarding the ultimate realizability of the deferred tax assets, which is largely dependent upon the ability to derive benefits based on future taxable income.

The Corporation did not record a valuation allowance in quarters previous to the third quarter of 2011 due to the weight of all positive evidence overcoming the negative evidence.  However, during the third quarter of 2011, due to the negative evidence of a cumulative loss in the most recent three year period and earnings forecasts revised downward from previous quarters forecasts due to acceleration of provision for loan losses, loan collection and other real estate owned expenses, the Corporation has determined that a valuation allowance against deferred tax assets should be recorded as of September 30, 2011.   As a result, as of September 30, 2011, the carrying value of the Corporation’s deferred tax assets has been reduced to zero through the recognition of a $14,584,000 valuation allowance.

In each future accounting period, the Corporation will reevaluate whether the current conditions in conjunction with positive and negative evidence support a change in the valuation allowance against deferred tax assets.  Any such subsequent reduction in the estimated valuation allowance would lower the amount of income tax expense recognized in the Corporation’s Consolidated Statements of Income in future periods.

Additionally, the Corporation reviews its uncertain tax positions annually under ASC 740-10, “Accounting for Uncertainty in Income Taxes.” An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount actually recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. A significant amount of judgment is applied to determine both whether the tax position meets the “more likely than not” test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized. Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

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

Fair Value Measurements

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Corporation estimates the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Corporation estimates fair value. The Corporation’s valuation methods consider factors such as liquidity and concentration concerns. Other factors, such as model assumptions, market dislocations and unexpected correlations can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded.

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

ASC 820 establishes a framework for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

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

RECENT DEVELOPMENTS

Formal Written Agreement with the Comptroller of the Currency

Effective as of March 15, 2010, Citizens First National Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”) that contains provisions to lower nonperforming loan levels and foster improvement in the Bank’s policies and procedures with respect to the Bank’s allowance for loan losses and loan credit risk rating system. The Bank has addressed all of these requirements.

Pursuant to the Agreement, the Bank’s Board of Directors is required to review the adequacy of the Bank’s allowance for loan losses and to establish a program for the maintenance of an adequate allowance. A copy of the Board’s program is required to be submitted to the OCC for review.  The program has been completed and is reviewed quarterly by the Board of Directors in order to verify management is maintaining an adequate allowance.

The Bank is also required to take immediate action to protect its interest in criticized assets identified in the Bank’s most recent Report of Examination with the OCC and to adopt individual written workout plans with respect to such assets. A copy of the workout plans is required to be submitted quarterly to the OCC with respect to any criticized asset equal to or exceeding $100,000.  Additionally, the Bank is prohibited from extending any additional credit to any borrower whose loan is criticized, unless a majority of the Bank’s Board of Directors (or appropriate committee) has determined that the extension is necessary to promote the best interests of the Bank and such determination is properly recorded.

Under the Agreement, the Board must also ensure that the Bank’s internal ratings of credit relationships are timely, accurate and consistent with the regulatory credit classification criteria set forth in the OCC Handbook and related authority. The board must also ensure that any loan relationship with a high probability of payment default or other well-defined weakness is rated no better than “substandard,” regardless of the existence of certain other mitigating factors that could reduce credit risk.

In 2010, the internal loan review staff, and the scope of their reviews, was expanded.  Considerable progress was achieved in meeting the expanded loan review scope and evaluating and verifying internal loan ratings on a timely basis consistent with credit classification criteria set forth in the OCC's Handbook. Loan review grading methodology was refined to ensure that loans with a probability of payment default or well-defined weaknesses are graded “substandard,” regardless of mitigating controls which might reduce credit risk.  The Directors’ Loan Committee monitored this process with bi-monthly meetings and reviewed loan review reports to ensure compliance with the terms of the Agreement.

In March of 2011, the risk management department’s loan review function was restructured, and the majority of the loan review responsibilities were outsourced to a loan review risk advisory firm.  The external loan review services began in April of 2011 and are structured to cover 75% of the loan portfolio (excluding residential and consumer loans).  The external loan review services are managed by the Loan Review Officer, or another designee deemed independent and appropriate within the risk management department, with reports made independently to the Directors’ Loan Committee.  The Directors’ Loan Committee then reports results to the Bank’s Board of Directors.  The outsourcing of the loan review function has assisted management in ensuring that the Bank’s internal ratings of commercial credit relationships are timely, accurate and consistent with regulatory credit classification criteria.  In addition, this process has contributed in the identification of trends and the assessment of the overall quality of the loan portfolio.

In the fourth quarter of 2010, the Corporation filled a newly created role of Chief Credit Officer and established a credit administration division to oversee the development, maintenance and monitoring of loan policies and procedures. Responsibilities of the credit administration division that were created in the fourth quarter of 2010 and the first quarter of 2011 include credit analysis, credit risk management, loan servicing and administration, loan collections and the special assets group, as well as loan portfolio analytics and the maintenance of the allowance for loan losses.  The functions of the special assets group include loss mitigation and workout of non-performing loans, liquidation of non-performing assets and other responsibilities to accelerate and maximize loan recoveries.  As part of establishing the new credit administration division and improving internal controls, the Bank’s Chief Credit Officer has identified and engaged experienced personnel to fill key roles within credit administration.

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

Consent Order with the Comptroller of the Currency

On September 20, 2011, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”).  The Consent Order replaced the previously disclosed formal written agreement entered into by the Bank with the OCC on March 15, 2010. Pursuant to the Consent Order, the Bank has agreed to take certain actions and operate in compliance with the Consent Order’s provisions during its term.

Under the terms of the Consent Order, the Bank is required to, among other things: (i) adopt and adhere to a three-year written strategic plan that establishes objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in non-performing assets and its product development; (ii) adopt and maintain a capital plan; (iii) by December 19, 2011, achieve and thereafter maintain a Tier 1 capital ratio of at least 8% and a total risk-based capital ratio of at least 12%; (iv) seek approval of the OCC prior to paying dividends on its capital stock; (v) develop a program to reduce the Bank’s credit risk; (vi) take certain actions related to credit and collateral exceptions; (vii) reaffirm the Bank’s liquidity risk management program; and (viii) appoint a compliance committee of the Board of Directors to help ensure the Bank’s compliance with the Consent Order.  The Bank is also required to submit certain regular reports to the OCC with respect to the foregoing requirements.

The Bank has taken steps to address the issues raised in the Consent Order and intends to fully comply with the requirements set forth.

Written Agreement with the Federal Reserve Bank

On October 27, 2011, the Corporation entered into a Written Agreement with the Federal Reserve Bank (the “FRB”).  Pursuant to the Written Agreement, the Corporation has agreed to take certain actions and operate in compliance with the Written Agreement’s provisions during its term.

Under the terms of the Written Agreement, the Corporation is required to, among other things: (i) serve as a source of strength to the Bank, including taking steps to ensure  that the Bank complies with the Consent Order entered into with the OCC on September 20, 2011, and any other supervisory action taken by the Bank’s federal regulator; (ii) refrain from declaring or paying any dividend, or taking dividends or other payments representing a reduction in the Bank’s capital, each without the prior written consent of the FRB and the Director of the Division of Banking Supervision and Regulation (the “Director”) of the Board of Governors of the Federal Reserve System; (iii) refrain from making any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB and the Director; (iv) refrain from incurring, increasing or guaranteeing any debt, and from purchasing or redeeming any shares of its capital stock, each without the prior approval of the FRB; (v) provide the FRB with a written plan to maintain sufficient capital at the Corporation on a consolidated basis; (vi) provide the FRB with a projection of the Corporation’s planned sources and uses of cash; (vii) comply with certain regulatory notice provisions pertaining to the appointment of any new director or senior executive officer, or the changing of responsibilities of any senior executive officer; and (viii) comply with certain regulatory restrictions on indemnification and severance payments.  The Corporation is also required to submit certain reports to the FRB with respect to the foregoing requirements.

The Corporation has taken steps to address the issues raised in the Written Agreement and intends to fully comply with the requirements set forth.

Other Developments

On January 24, 2011, the Corporation notified the U.S. Treasury that it will defer regularly scheduled payments on the Corporation’s 25,083 shares in Series B Preferred Stock.  As of September 30, 2011, “dividends in arrears” on the preferred stock, which must be paid prior to the payment of dividends on common shares, total approximately $941,000.

In April 2011, the Corporation received a Sale Agreement concerning an industrial development property located in the Corporation’s northern region, the carrying value of which represents over 45% of the balance of other real estate owned as of September 30, 2011.  The closing of this other real estate owned sale is expected to occur in the fourth quarter of 2011.

RESULTS OF OPERATIONS

Net loss available to common stockholders was $19,146,000 for the third quarter of 2011 compared to net loss available to common stockholders of $2,232,000 for the third quarter of 2010. Basic and diluted loss per common share available to common stockholders for the third quarter of 2011 were $5.75 compared to basic and diluted loss per share of $0.67 for the third quarter of 2010.  This represents a decrease of $16,914,000 (757.7%) or $5.08 per basic and diluted common share.  The net loss is caused by the recording of a valuation allowance of $14,584,000 for net deferred tax assets, provision for loan losses of $7,975,000 required due to continued collateral de-valuation in troubled real estate markets, increasing costs to carry and manage other real estate owned properties of $853,000, and recognition of impairment on originated mortgage servicing rights of $817,000 created due to the historically low rate environment.  The annualized loss on average assets and loss on average equity were 7.06% and 135.49%, respectively, for the third quarter of 2011 compared with 0.79% and 11.28% for the third quarter of 2010.

Net loss available to common stockholders for the first nine months of 2011 was $20,978,000 compared to net loss available to common stockholders of $2,194,000 for the first nine months of 2010.  Basic and diluted loss per common share available to common stockholders for the first nine months of 2011 were $6.30 compared to basic and diluted loss per share of $0.66 for the first nine months of 2010.  The increase in net loss for the first nine months of 2011 as compared to the first nine months of 2010 is attributed to a $14,584,000 valuation allowance recorded for net deferred tax assets, a $4,600,000 increase in provision for loan losses, a result of continued collateral de-valuation in troubled real estate markets and a $1,300,000 increase in other real estate expenses, net of a $1,971,000 increase in gains on sales of available-for-sale securities.  The annualized loss on average assets and loss on average equity were 2.58% and 49.04%, respectively, for the first nine months of 2011 compared with 0.25% and 3.80% for the first nine months of 2010.

Net interest income before the provision for loan losses was $8,365,000 for the third quarter of 2011, compared to $9,245,000 for the third quarter of 2010 (a decrease of $880,000 or 9.5%).  The net yield on interest-earning assets (on a fully taxable equivalent basis) decreased by 0.22% to 3.92% in the third quarter of 2011 from 4.14% in the third quarter of 2010, from  the impact of a high level of non-accrual loans, a decrease in loans from the lack of sufficient quality loan demand and the historically low rate environment.

Net interest income before the provision for loan losses was $26,478,000 for the first nine months of 2011, compared to $27,913,000 for the first nine months of 2010 (a decrease of $1,435,000 or 5.1%).  The net yield on interest-earning assets (on a fully taxable equivalent basis) increased by 0.15% to 4.15% in the first nine months of 2011 from 4.00% for the first nine months of 2010.  This increase in the net yield on average interest-earning assets was created from the impact of a high level of non-accrual loans combined with a reduction in the cost of interest-bearing liabilities, primarily time deposits, which decreased from 1.87% for the first nine months of 2010 to 1.22% for the first nine months of 2011.

The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio.  Net charge-offs increased during the third quarter of 2011 to $10,593,000, compared to net charge-offs of $4,147,000 for the third quarter of 2010.  The Corporation recorded a provision for loan loss of $7,975,000 in the third quarter of 2011 compared to a provision of $6,725,000 in the third quarter of 2010.  The allowance for loan losses is discussed more fully below.

Net charge-offs increased during the first nine months of 2011 to $31,115,000, compared to net charge-offs of $6,822,000 for the first nine months of 2010.  The Corporation recorded a provision for loan loss of $17,900,000 in the first nine months of 2011 compared to a provision of $13,300,000 in the first nine months of 2010.

Non-interest income totaled $2,089,000 in the third quarter of 2011, compared to $2,474,000 in the third quarter of 2010, a decrease of 385,000 or 15.6%.  This decrease was primarily due to the recognition of impairment on originated mortgage servicing rights of $817,000 in the third quarter of 2011.  Annualized non-interest income as a percentage of total average assets decreased to 0.77% for the third quarter of 2011, from 0.87% for the same period in 2010.

Non-interest income totaled $9,716,000 for the first nine months of 2011, compared to $7,695,000 in the first nine months of 2010, an increase of $2,021,000 or 26.3%.  The increase from the prior period is the result of an increase in realization of gains on sales of available-for-sale securities. Securities were sold from the investment portfolio to reduce municipal bond concentration, lower the generation of tax-exempt income, improve the credit position of the municipal portfolio and enhance the efficiency of the overall portfolio via strategic swap opportunities, thereby improving the portfolio’s interest rate risk management structure.  There were $2,693,000 in gains on securities sold in 2011, compared to $722,000 during the same period in 2010.    In addition, service charges on deposits increased to $3,032,000 in the first nine months of 2011 compared to $2,853,000 during the first nine months of 2010, an increase of $179,000 or 6.3% due primarily to an increase in checking account overdraft fees of $113,000.  Annualized non-interest income as a percentage of total average assets increased to 1.20% for the first nine months of 2011, from .92% for the same period in 2010.

Total non-interest expense for the third quarter of 2011 was $10,089,000, an increase of $1,042,000 (or 11.5%) from $9,047,000 in the third quarter of 2010.  The primary difference between the two quarters was an increase in expenses related to other real estate owned of $407,000 (or 91.3%) due to updated property valuations and an increase in loan collection expenses of $459,000 (or 441.3%).  Annualized non-interest expense as a percentage of total average assets increased to 3.72% for the third quarter of 2011, compared to 3.19% for the same period in 2010.

Total non-interest expense for the first nine months of 2011 was $29,757,000, an increase of $2,608,000 (or 9.6%) from $27,149,000 in the first nine months of 2010.  The primary difference between the two periods was an increase in expenses related to other real estate owned of $1,301,000 (or 83.0%) and an increase in loan collection expenses of $605,000 (or 123.0%).  Annualized non-interest expense as a percentage of total average assets increased to 3.66% for the first nine months of 2011, compared to 3.11% for the same period in 2010.

INCOME TAXES

The Corporation recorded income tax expense of $8,552,000 for the first nine months of 2011, as compared to an income tax benefit of $3,609,000 for the first nine months of 2010, due primarily to the establishment of a valuation allowance against the Corporation’s deferred tax assets as of September 30, 2011.  Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will “more likely than not” be realized.

The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies and assessments of the current and future economic and business conditions.  The Corporation considered both positive and negative evidence regarding the ultimate realizability of the deferred tax assets, which is largely dependent upon the ability to derive benefits based on future taxable income.

The Corporation did not record a valuation allowance in quarters previous to the third quarter of 2011due to the weight of all positive evidence overcoming the negative evidence.  However, during the third quarter of 2011, due to the negative evidence of a cumulative loss in the most recent three year period and earnings forecasts revised downward from previous quarters forecasts due to acceleration of provision for loan losses, loan collection and other real estate owned expenses, the Corporation has determined that a valuation allowance against deferred tax assets should be recorded as of September 30, 2011.   As a result, as of September 30, 2011, the carrying value of the Corporation’s deferred tax assets has been reduced to zero through the recognition of a $14,584,000 valuation allowance.

In each future accounting period, the Corporation will reevaluate whether the current conditions in conjunction with positive and negative evidence support a change in the valuation allowance against deferred tax assets.  Any such subsequent reduction in the estimated valuation allowance would lower the amount of income tax expense recognized in the Corporation’s Consolidated Statements of Income in future periods.

The effective tax rate was 74.6% for the nine-month period ended September 30, 2011 and (74.6%) for the nine-month period ended September 30, 2010.  For more information on the Corporation’s income taxes see Note 10 – “Income Taxes” in the Notes to Condensed Consolidated Financial Statements.

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

Beginning January 1, 2010, and each quarter thereafter, each institution would record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted.  At September 30, 2011, the Corporation had a remaining prepaid assessment of $2,809,000.  This amount is reflected in the category of Other Assets in the Condensed Consolidated Balance Sheets. The Corporation recorded $597,000 of federal insurance assessment expense for the third quarter of 2011 and $522,000 for the third quarter of 2010. Federal insurance assessment expense of $1,500,000 was recorded for the first nine months of 2011, compared to $1,617,000 for the first nine months of 2010.

ANALYSIS OF FINANCIAL CONDITION

Total assets at September 30, 2011 decreased to $1,069,783,000 from $1,096,471,000 at December 31, 2010 (a decrease of $26.7 million or 2.4%).  Total loan balances decreased by $65.5 million during the nine month period to $638.6 million, due to the effects of aggressive loan collection and workout efforts relative to problem loans and general decline in the overall demand for new low-risk credit.  Investment balances totaled $265,611,000 at September 30, 2011, compared to $260,939,000 at December 31, 2010 (an increase of $4.7 million, or 1.8%).  Investment balances have increased slightly as a portion of the Bank’s excess liquidity has been utilized in conservative investments due to the lack of sufficient quality loan demand.  Total deposits decreased to $939,225,000 at September 30, 2011 from $962,961,000 at December 31, 2010 (a decrease of $23.7 million or 2.5%).  Comparing categories of deposits at September 30, 2011 to December 31, 2010, time deposits decreased $42.5 million (or 11.6%), interest-bearing demand deposits increased $3.2 million (or 0.8%), savings deposits increased $4.8 million (or 6.4%) and demand deposits increased $10.7 million (or 7.7%).  Borrowings, consisting of customer repurchase agreements, treasury, tax, and loan (“TT&L”) deposits and Federal Home Loan Bank (“FHLB”) advances, increased from $71,559,000 at December 31, 2010 to $85,800,000 at September 30, 2011 (an increase of $14.2 million or 19.9%).  This increase was primarily due to growth in repurchase agreement balances partially offset by the maturity and repayment of a $4,000,000 FHLB advance in the first quarter of 2011.

CAPITAL PURCHASE PROGRAM

On January 23, 2009, the Corporation received $25,083,000 of equity capital by issuing to the United States Department of Treasury 25,083 shares of the Corporation’s 5.00% Series B Non-voting Cumulative Preferred Stock, par value $0.01 per share with a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 155,025 shares of the Corporation’s common stock, par value $5.00 per share, at an exercise price of $24.27 per share.  The proceeds received were allocated to the preferred stock and additional paid-in capital based on their relative fair values.  The resulting discount on the preferred stock is amortized against retained earnings and is reflected in the Corporation’s Condensed Consolidated Statements of Income as “Accretion of preferred stock discount,” resulting in additional dilution to the Corporation’s earnings per share.  The warrants are exercisable, in whole or in part, over a term of 10 years.  The warrants were included in the Corporation’s diluted average common shares outstanding (subject to anti-dilution).  Both the preferred securities and warrants were accounted for as additions to the Corporation’s regulatory Tier 1 and total capital.

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

On January 24, 2011, the Corporation notified the U.S. Treasury that it will defer regularly scheduled payments on the Corporation’s 25,083 shares in Series B Preferred Stock.  As of September 30, 2011, dividends in arrears on preferred shares, which must be paid prior to the payment of dividends on common shares, total approximately $941,000.

LOANS

The Corporation’s loan portfolio largely reflects the profile of the communities in which it operates. The Corporation essentially offers four types of loans: commercial, agricultural, real estate and consumer installment. The Corporation has no foreign loans. The following table summarizes the Corporation’s loan portfolio:

	September 30,		December 31,		September 30,
	2011		2010		2010
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Commercial	$61,394	9.6%	$138,325	19.6%	$139,876	19.2%
Agricultural	59,881	9.4	78,086	11.1	71,738	9.9
Agricultural real estate	60,133	9.4	46,361	6.6	45,825	6.3
Commercial real estate	235,833	36.9	205,301	29.2	206,316	28.3
Commercial real estate development	70,944	11.1	88,402	12.6	105,830	14.5
Residential real estate	100,552	15.7	90,869	12.9	95,936	13.2
Total Real Estate	467,462	73.2	430,933	61.2	453,907	62.3

Consumer	49,816	7.8	56,730	8.1	62,253	8.6
Total loans	$638,553	100.0%	$704,074	100.0%	$727,774	100.0%

Total assets	$1,069,783		$1,096,471		$1,111,227
Loans to total assets	59.7%		64.2%		65.5%

In the third quarter of 2011, the Corporation implemented a loan reporting reclassification in which the segregation of reported loan categories was changed to a collateral focus based on regulatory reporting guidelines from a segregation based on product focus.  The primary result of this reclassification in the reported composition of the loan portfolio was a shift of commercial loans that are secured by commercial real estate to be reported as commercial real estate loans rather than commercial loans.  Of the $76.9 million decrease in reported commercial loans from December 31, 2010 to September 30, 2011, $53.3 million represented this reclassification to commercial real estate loans, $2.8 million to agricultural real estate loans, and $6.6 million to residential real estate loans.  Also impacting this decline in the nine months ended September 30, 2011 was $3.0 million in commercial loan charge-offs and normal loan paydowns.  The third quarter 2011 reclassification did not impact the calculation of the allowance for loans losses during the nine months ended September 30, 2011 as the allowance calculation was already based on a collateral focused segregation of the loan portfolio.

Total loans decreased $65,521 (or 9.3%) in the first nine months of 2011. There were no acquisitions in the first nine months of 2011 or in 2010. The decrease reflects the Corporation’s 2011 capital management objectives, as well as the continued dual effects of the present economic environment in which business and consumer borrowers have reduced demand and capacity for new indebtedness and borrower financial deterioration resulting in a higher level of loans charged off and transferred to other real estate owned.

Loans to agricultural operations decreased $18,205 (or 23.3%) in the first nine months of 2011.  Short-term agricultural loans are seasonal in nature with paydown from grain sales occurring near the beginning and end of each year. Rapid growth in the bio-fuels industry (primarily ethanol) and rising worldwide food demand continue to influence corn prices. Rising corn prices have influenced soybean prices as the two commodities compete for planted acreage. Corn and soybeans are the two primary crops of the Corporation’s market area. As in 2010, selling prices remain historically strong in 2011, resulting in another year of high profitability for most of the Corporation’s agricultural customers. The balance sheet of local agriculture remains strong, both in terms of equity and liquidity. Agriculture remains the largest single loan industry concentration of the Corporation. The highly experienced agricultural staff continues to effectively manage risk and seek opportunities in this portfolio. Agricultural loans as a percentage of total loans were 9.4% at September 30, 2011, compared to 11.1% at year-end 2010.

Total real estate loans increased $36,529 (or 8.5%) in the first nine months of 2011. Residential real estate loans with fixed rates of more than 7 years are generally sold into the secondary market. The Corporation retains the servicing of sold loans, maintaining the local relationship with customers and generating servicing fee income. With home mortgage rates in 2010 and through the third quarter of 2011 at or near their lowest level in almost 50 years, many borrowers refinanced adjustable rate loans into fixed rate loans that were sold. Total home mortgage closings approximated $57,000 during the first nine months of 2011 and $130,000 in 2010, $45,000 below the record level of $175,000 in 2009.

Consumer installment loans decreased $6,914 (or 12.2%) in the first nine months of 2011.  Home equity lending, which continues to reflect reduced consumer demand, comprises over two-thirds of the installment portfolio.

Although the risk of non-payment for any reason exists with respect to all loans, certain other more specific risks are associated with each type of loan. The primary risks associated with commercial loans are quality of the borrower’s management and the impact of national economic factors. Development and construction loans have primary risks associated with demand for housing and other construction projects. As these businesses are capital intensive, when demand for product weakens, revenues are reduced while fixed costs such as debt service remain. With respect to agricultural loans, the primary risks are weather and, like commercial loans, the quality of the borrower’s management. Risks associated with real estate loans include concentrations of loans in a loan type, such as commercial or agricultural, and fluctuating land values. Non-owner occupied commercial real estate loans have risks related to occupancy and lease rates during economic downturns. Consumer loans also have risks associated with concentrations of loans in a single type of loan. Consumer loans additionally carry the risk of a borrower’s unemployment as a result of deteriorating economic conditions. With the exception of agricultural lending, the current economic environment has increased the risk level in the subsidiary bank’s loan portfolio.

The Corporation’s strategy with respect to addressing and managing these types of risks, whether loan demand is weak or strong, is for the subsidiary bank to follow its loan policies and sound underwriting practices, which include: (i) granting loans on a sound and collectible basis; (ii) investing funds profitably for the benefit of the stockholders and the protection of depositors; (iii) serving the legitimate needs of the community and the subsidiary bank’s general market area while obtaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (v) administering loan policies through a Directors Loan Committee, an Executive Loan Committee, Chief Credit Officer and officer approvals;  (vi) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category and (vii) ensuring that each loan is properly documented and, if appropriate, secured or guaranteed by government agencies, and that insurance coverage is adequate, especially with respect to certain agricultural loans because of the risk of poor weather. In the present difficult economic environment, bank officers and staff actively work with borrowers to achieve the best resolutions possible.

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED

Non-performing loans consist of non-accrual loans, loans past due 90 days on which interest is still accruing and loans modified in troubled debt restructurings. Non-performing loans amounted to 14.7% of total loans at September 30, 2011 compared to 13.83% at December 31, 2010. The increase reflects continued stress on the commercial real estate market, primarily from persistent economic issues and their impact on consumer spending and the housing industry. The majority of non-performing loans are in two industries: commercial real estate development and commercial real estate.  The Corporation’s exposure to the commercial real estate development industry is primarily in the northern and eastern market areas. Non-performing commercial real estate development loans comprise approximately 37.1% of the Corporation’s total non-performing loans as of September 30, 2011, which is down from 41.3% as of June 30, 2011 and 46.4% as of December 31, 2010.  Due to the severe downturn in the housing industry, certain builders and developers have encountered difficulty in servicing their debt, eventually leading to non-performing status.  Commercial real estate loans comprise approximately 44.1% of the non-performing total as of September 30, 2011, up from 32.7% and 31.9% as of June 30, 2011 and December 31, 2010, respectively. These loans are generally secured by owner-occupied and leased properties and are located throughout the Corporation’s market area.  The Corporation continues to closely monitor these loan relationships for opportunities to accelerate acquisition of property ownership and thereby accelerate eventual resolution. The balance of non-performing loans is comprised primarily of residential real estate and home equity credits. The Corporation has been proactive in obtaining updated appraisals for non-performing loans secured by real estate.  As discussed further below, as of September 30, 2011, 91.5% of impaired loans had current third party appraisals. The continued downward pressure on real estate values, particularly development properties, has prompted charge-offs and the recording of specific reserves for potential loss on loans secured by real estate.

Troubled debt restructurings at September 30, 2011 were $22,030 compared to $23,386 at December 31, 2010. These are loans to borrowers that are experiencing varying levels of financial stress but are expected to recover. To assist the borrowers, the Corporation has provided some concession in loan terms, most commonly extending the loan amortization or adjusting the interest rate. In the present economic environment, the vast majority of non-performing loans are secured by real estate. At the time a loan is restructured, the Corporation considers the repayment history of the loan and the value of the collateral. If the principal or interest is due and has remained unpaid for 90 days or more and the loan is not well-secured, the loan is placed on nonaccrual status. If the principal and interest payments are current and the loan is well-secured, the troubled debt restructuring loan continues to accrue interest. Once a loan is placed on nonaccrual status, the borrower is required to make current principal and interest payments based on the modified terms for a period of at least six months before returning the loan to accrual status.

As of September 30, 2011 and December 31, 2010, $8,884 and $14,368, respectively, in troubled debt restructuring loans were on accrual status. When the loan is restructured, the loan officer is required to document the basis for the restructure, obtain current and complete credit and cash flow information and identify a specific repayment plan that would retire the debt. This information is provided to the Credit Analysis department which prepares a thorough credit presentation. The credit presentation includes the modified terms of the loan, a collateral analysis and a cash flow analysis based on the modified terms of the loan. The credit presentation is presented to the Directors’ Loan Committee for approval.

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

The Corporation formed a special assets group in 2010 to focus on the management of the other real estate owned workout process. Total other real estate owned as of September 30, 2011 was $18,502, down from $20,652 as of December 31, 2010. Over 45% of the September 30, 2011 total is one industrial development property located in the Corporation’s northern region. The Corporation is actively marketing the property by parcel or as a bulk sale. Most of all improvements are complete on the property. Two distribution centers are presently located in the industrial park. Additional roadways may be built depending on how end users choose parcel configuration. Construction of a third distribution center was completed as of June 30, 2011 on a portion of the parcel that was sold in 2010. The selling price per acre was significantly above the Corporation’s carrying value of the property.  In April 2011, the Corporation received a Sale Agreement concerning the remaining acres for this industrial development property.  The closing of this particular other real estate owned sale is expected to occur in the fourth quarter of 2011.

As with non-performing loans, the Corporation is proactive in obtaining appraisals to support the carrying value of other real estate owned property on the Condensed Consolidated Balance Sheets. The following table provides information on the Corporation’s non-performing loans and other real estate owned as of the periods indicated:

	September 30,	December 31,	September 30,
	2011	2010	2010
Non-accrual	$68,925	$72,404	$73,699
90 days past due and accruing	1,705	1,561	1,438
Troubled debt restructurings	22,030	23,386	7,518

Total non-performing loans	$92,660	$97,351	$82,655

Other real estate owned	18,502	20,652	18,372
Total non-performing assets	$111,162	$118,003	$101,027

Non-performing loans to total loans (net of unearned interest)	14.51%	13.83%	11.36%
Non-performing assets to total assets	10.39%	10.76%	9.09%

Non-performing loans consist of non-accrual loans, loans past due 90 days on which interest is still accruing and troubled debt restructurings.  Impaired loans of $93,584, included in the impaired loans table in Note 8 – “Loans and the Allowance for Loan Losses” in the Notes to Condensed Consolidated Financial Statements, include $1,052 in impaired loans which are performing as of September 30, 2011, and therefore are not included in non-performing loans.  Performing impaired loans consist of loans for which management has concern regarding the ultimate collectability of full principal and interest under the original terms of the loan agreement due to issues such as borrower payment capacity or collateral coverage.  There were no performing impaired loans as of December 31, 2010.

Of the $93,584 in impaired loans at September 30, 2011, the Corporation relied on third party appraisals for $90,790 of the impaired loans. Approximately $85,602 or 91.5% of the impaired loans had current third party appraisals which were relied upon. These appraisals were completed within 12 months of September 30, 2011. The appraisals for the remaining $5,188 in impaired loans in which third party appraisals were obtained had not been updated as the fair value in the last appraisal received and the current estimated value were in significant excess of the outstanding debt for $590 of these loans. The weighted average loan to fair value for the $5,188 was approximately 75%. Collateral values which are not based on current appraisals are discounted 10% to 20% in the collateral evaluation in addition to the already required 12% discount. The initial 12% discount, which was increased in the third quarter from a 10% discount, is due to the anticipated selling costs of the collateral. The additional discount is based on several factors. These factors include the Loan Officer’s review of the collateral and its current condition, the Corporation’s knowledge of the current economic environment in the collateral markets, and the Corporation’s past experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and the decline in the real estate market since the appraisal was obtained.

The following table provides a loan-to-value ratio distribution for the $5,188 in impaired loans with appraisals over twelve months old as of September 30, 2011:

Loan-to-Value                       Amount
 0 - 50%                                  $         45
50 - 60%                                 $       545
60 - 70%                                 $       261
70 - 80%                                 $    1,671
80 - 90%                                 $    2,666
                90% +                                     $        -0-

Once a loan is deemed an impaired loan, the Loan Officer or Special Assets officer in conjunction with the credit analysis department in credit administration, completes a Problem Asset Workout Summary, which includes a detailed review of the collateral.  Problem Asset Workout Summaries are prepared by the Credit Analysts and Loan Officers, then reviewed by Credit Administration management and utilized in the preparation of the allowance for loan losses calculation. Summaries include a collateral analysis detailing a description of the collateral, the date of the appraisal and the discounts on the collateral. If the discounted collateral is sufficient to cover the outstanding loan balance, no specific valuation allowance is placed on the loan.  If the estimated current collateral value is in significant excess of the outstanding debt or the appraisal is less than twelve months old, a new appraisal is not ordered. If the collateral value is not in significant excess of the outstanding debt or the appraisal is over twelve months old, the Loan Officer or Special Assets officer with concurrence of the Chief Credit Officer will determine if a new appraisal should be ordered based on their knowledge of the current market in the collateral’s area. If the Corporation determines that full collection of the principal of the debt owed is not likely, a new appraisal is ordered. If the estimated fair value presented in the new appraisal is less than the outstanding debt, a specific reserve or charge-off is recorded, as appropriate, equal to the difference between the discounted collateral value and the outstanding debt.

The determination of a specific allowance or charge-off is reviewed by the Corporation on a monthly basis. During the nine months ended September 30, 2011, the Corporation recorded partial charge-offs totaling $25,243 on the impaired loans with an outstanding balance of $49,976. The charge-offs were considered warranted as the loans were considered collateral dependent and the discounted collateral value was not sufficient to cover the outstanding debt.

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

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance shown in the following table represents the allowance available to absorb losses within the entire portfolio:

	September 30,	December 31,	September 30,
	2011	2010	2010
Amount of loans outstanding at end of period (net of unearned interest)	$638,553	$704,074	$727,774
Average amount of loans outstanding for the period (net of unearned interest)	$677,687	$687,177	$756,301
Allowance for loan losses at beginning of period	$29,726	$12,075	$12,075
Charge-offs:
Agricultural	403	68	68
Commercial	26,960	19,525	5,988
Real estate-mortgage	3,100	2,266	616
Installment	1,113	1,307	310

Total charge-offs	31,576	23,166	6,982

Recoveries:
Agricultural	15	-0-	-0-
Commercial	282	45	40
Real estate-mortgage	8	-0-	-0-
Installment	156	222	120

Total recoveries	461	267	160

Net loans charged off	31,115	22,899	6,822
Provision for loan losses	17,900	40,550	13,300

Allowance for loan losses at end of period	$16,511	$29,726	$18,553

Net loans charged off to average loans (annualized)	6.12%	3.33%	1.20%
Allowance for loan losses to non-performing loans	17.82%	30.53%	22.44%
Allowance for loan losses to total loans at end of period (net of unearned interest)	2.59%	4.22%	2.55%

The allowance for loan losses is considered by management to be a critical accounting policy. The allowance for loan losses is increased by provisions charged to operating expense and decreased by charge-offs, net of recoveries. The allowance is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful loans and such other factors that, in management’s best judgment, deserve evaluation in estimating possible loan losses. The adequacy of the allowance for loan losses is monitored monthly during the ongoing, systematic review of the loan portfolio by the Credit Risk Analytics staff in Credit Administration, Senior Lending Officers, Chief Credit Officer, Chief Operating Officer, Chief Financial Officer and Chief Executive Officer of the subsidiary bank. The results of these reviews are reported to the Board of Directors of the subsidiary bank on a monthly basis. Monitoring and addressing problem loan situations are primarily the responsibility of the subsidiary bank’s staff, management and its Board of Directors.

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

Given the current state of the economy, management has assessed the impact of the recession on each category of loans and adjusted historical loss factors for recent economic trends. Management utilizes a twelve quarter history as one component in assessing the probability of inherent future losses, while including additional weighting of the most recent historical data. Given the decline in economic conditions over the past year, management has also increased its allocation to various loan categories for economic factors. Some of the economic factors include the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial and land developments, reduced values in real estate or other collateral, the decline in and uncertainty regarding grain prices and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumers’ ability to pay. Each of these economic uncertainties is taken into consideration in developing the appropriate level of reserve.

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

The second component is based upon expected, but unidentified, losses inherent in our loan portfolio. The second component is determined utilizing the Corporation’s most recent twelve quarter net charge-off history which is then adjusted for qualitative and quantitative factors. These loss reserve factors are reviewed on a quarterly basis by an Allowance Review Committee which is comprised of members of management, including lending, accounting and credit administration. The qualitative and quantitative factors considered include economic conditions, changes in underwriting practices, changes in the value of collateral, changes in the portfolio volume, staff experience, past due and nonaccrual loans, loan review oversight, concentrations of loans and competition.

The allowance for loan losses of $16,511 and $29,726, respectively, was 2.59% and 4.22% of total loans as of September 30, 2011 and December 31, 2010. The Corporation’s net charge-offs as a percentage of loans were 6.12% and 3.33% for the nine months ended September 30, 2011 and year ended December 31, 2010, respectively. The Corporation’s net charge-offs have remained high due to the continued deterioration in the economic environment, especially relative to commercial real estate and commercial real estate development loans in the northern and eastern markets in Grundy, Kane and DuPage counties, but the growth trends in losses and provision are expected to begin to diminish due to the Corporation’s aggressive efforts to identify and resolve problem loans and as signs of economic stabilization begin to appear in the commercial real estate market.

Reduction in the allowance for loan losses recorded for loans collectively evaluated for impairment as reflected in the allowance for loan losses roll-forward table in Note 8 to the Condensed Consolidated Financial Statements ($9,783 and $12,245 as of September 30, 2011 and December 31, 2010, respectively) as a ratio of the ending balance of loans collectively evaluated for impairment ($544,970 and $660,918 as of September 30, 2011 and December 31, 2010, respectively)  to 1.80% at September 30, 2011 from 2.65% at December 30, 2010 is primarily the result of the acceleration of loan charge-offs into the third quarter of 2011.  This was facilitated by the continued aggressive loan collection and workout efforts of the credit administration department.   These ongoing efforts have created acceleration in the identification of troubled loans and recognition of appropriate charge-offs, resulting in the reduction of recorded loan balances to their appropriate carrying value.  The Corporation continues to aggressively pursue all practical and legal methods of collection, repossession, disposal and recovery in relation to troubled loans.

During the first nine months of 2011, $31,115 in net loan charge-offs were recorded due to these aggressive loan collection and workout efforts and the receipt of updated appraisals reflecting current deterioration in the collateral value of commercial real estate and commercial real estate development properties primarily in the northern and eastern markets. In estimating the adequacy of the allowance for loan losses, management consistently utilizes a twelve-quarter loan loss history as one component in assessing the probability of inherent future losses, while including higher weighting of the most recent four quarters of data.

The allowance for loan losses as a percentage of non-performing loans has decreased to 17.8% as of September 30, 2011 from 30.5% as of December 31, 2010. The reserve for specifically impaired loans decreased by $2.1 million from the second quarter of 2011.  The resulting decrease in the specifically reserved loans is primarily due to the charge-off of $10.9 million in loans that were previously reserved and adding over $5.7 million in new specific provisions, largely due to two commercial real estate development relationships.  Also increasing the provision in the third quarter 2011 was an increase in the selling cost discount from 10% to 12%.  Charge-offs were taken on credits that were impaired and also collateral dependent and were based on current appraisals.  At the end of the current period, the Corporation has an updated appraisal (within twelve months) on the collateral for over 91% of all impaired loans.  The Corporation continues to aggressively monitor the collateral values of its impaired loan classifications to assess the need for specific reserves.  The allowance for loan losses calculation takes into consideration continuing economic declines and resulting increases in non-performing loans in the quantitative and qualitative factors used to adjust the reserve percentages on loans not specifically reserved for in the calculation.

There were $6,728 in specific loan loss reserves for non-performing loans as of September 30, 2011, compared to $12,245 as of December 31, 2010. Although non-performing loans are trending downward, they remain elevated, and the balance is comprised of loans that management believes will not result in significant additional losses not reserved in the allowance for loan losses as of September 30, 2011. Management considers the allowance for loan losses adequate to meet probable losses as of September 30, 2011.

CAPITAL RESOURCES

Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the levels of risk inherent in different assets.  At September 30, 2011, total risk-based capital of the Corporation was 7.64%, compared to 9.68% at December 31, 2010.  The Tier 1 capital ratio decreased to 4.26% at September 30, 2011 from 5.93% at December 31, 2010.  Total stockholders' equity to total assets at September 30, 2011 decreased to 3.66% from 5.19% at December 31, 2010.

As reflected in the following table, the Corporation and Bank were considered adequately capitalized under regulatory requirements for the tier one leverage capital ratio and the tier one risk-based capital ratio as of September 30, 2011 and December 31, 2010.  The Corporation and the Bank were considered adequately capitalized for the total risk-based capital ratio at December 31, 2010.  At September 30, 2011 the Bank was considered adequately capitalized while the Corporation was considered undercapitalized for the total risk-based capital ratio.

	Princeton National Bancorp, Inc.		Citizens First National Bank		Adequately-
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	Capitalized Thresholds
Carrying Amounts:
Total risk-based capital	$54,788	$76,618	$65,713	$81,447
Tier 1 risk-based capital	$45,729	$66,476	$56,658	$71,307
Tier 1 leverage capital	$45,729	$66,476	$56,658	$71,307

Capital Ratios:
Total risk-based capital	7.64%	9.68%	9.17%	10.29%	8.00%
Tier 1 risk-based capital	6.38%	8.40%	7.90%	9.01%	4.00%
Tier 1 leverage ratio	4.26%	5.93%	5.29%	6.36%	4.00%

Total capital and corresponding capital ratios decreased during the third quarter 2011 due to net operating losses caused by increased provision for loan losses, loan collection and other real estate costs and recognition of a valuation allowance for net deferred tax assets.

LIQUIDITY

Due to internal stress and uncertainty in the financial markets, the Corporation continues conservative liquidity maintenance strategies.  The Corporation remains in a stable liquidity position by maintaining minimal reliance on wholesale funding sources combined with strong excess Federal reserves.  Interest-bearing deposits with financial institutions, comprised primarily of excess reserve balances held at the Federal Reserve Bank, increased to $66.0 million at September 30, 2011 from $30.9 million at December 31, 2010, an increase of 113.6%.  Wholesale funding, consisting of brokered deposits, Federal Home Loan Bank advances and other borrowings, decreased $13.2 million or 49.1% from December 31, 2010 to September 30, 2011 as borrowings from the Federal Home Loan Bank were repaid and brokered deposits were reduced.

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital or the sale of assets. The Corporation manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities.  In addition to the normal inflow of funds from core-deposit growth together with repayments and maturities of loans and investments, the Corporation utilizes other short-term funding sources such as securities sold under agreements to repurchase and the acceptance of short-term deposits from public entities.

The Corporation classifies a significant majority of its securities as available-for-sale, thereby enhancing liquidity.  In managing its investment portfolio, the Corporation provides for staggered maturities so that cash flows are a consistent source of liquidity over an appropriate time frame.  The Corporation’s liquidity position is further enhanced by loan portfolio principal reduction and interest payments and by the steady stream of loan payment from the Corporation’s retail credit and residential mortgage loan portfolios.

The Corporation is a member of the Federal Home Loan Bank of Chicago (FHLB) and as such has advances from FHLB secured generally by residential mortgage loans with a remaining borrowing capacity of $13.0 million at September 30, 2011.

  Cash flows provided by investing and operating activities, offset by those used in financing activities, resulted in a net increase in cash and cash equivalents of $40.5 million from December 31, 2010 to September 30, 2011.  This increase was primarily the result of a net decrease in loans.  For more detailed information, see the Corporation's Condensed Consolidated Statements of Cash Flows.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Corporation generates agricultural, commercial, real estate and consumer loans to customers located primarily in North Central Illinois.  The Corporation’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets.  Although the Corporation has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in the agricultural industry.

In the normal course of business to meet the financing needs of its customers, the subsidiary bank is party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Condensed Consolidated Balance Sheets.  The contract amounts of those instruments reflect the extent of involvement the subsidiary bank has in particular classes of financial instruments.

The subsidiary bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The subsidiary bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  At September 30, 2011, commitments to extend credit and standby letters of credit were approximately $121.2 million and $1.6 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The subsidiary bank evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, by the subsidiary bank upon extension of credit is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant and equipment and income-producing properties.

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

LAND HELD FOR SALE

The Corporation owns separate lots in Elburn, Aurora and Somonauk, Illinois that have been removed from the land balance and are now shown on the Corporation’s balance sheet as land held-for-sale, at the lower of cost or market.  The land in Elburn, approximately two acres, was purchased in 2003 in anticipation of the construction of a branch facility and has a cost basis of $820,000 at September 30, 2011.  The land in Aurora, consisting of two lots remaining from the original purchase of fourteen acres in 2004 which was used to construct a branch facility, has a cost basis of $1,344,000.   The land in Somonauk, acquired in 2005 during the acquisition of FSB Bancorp, Inc., consists of approximately two acres with a cost basis of $80,000.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company under the U.S. Securities and Exchange Commission’s scaled reporting requirements, the Corporation is not required to include the information required by this item.  Accordingly, the information is omitted from this Form 10-Q filing.

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

Schedule 7

Controls and Procedures

(a)
Disclosure controls and procedures.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC.  Thomas D. Ogaard, President and Chief Executive Officer, and Rodney D. Stickle, Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, management concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)
Internal controls.  There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.