Form 10-K
period 2011-12-31
PRINCETON NATIONAL BANCORP INC
filed 2012-04-12
CIK 707855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

At March 27, 2012, 3,341,029 shares of Common Stock, $5.00 Par Value, were outstanding, and the aggregate market value of the common stock (based upon the closing representative bid price of the common stock on June 30, 2011 of $5.00, the last business day of the Registrant's most recently completed second quarter, as reported by NASDAQ) held by nonaffiliates was approximately $16,705,145.

Determination of stock ownership by nonaffiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Portions of the following documents are incorporated by reference:

2012 Notice and Proxy Statement for the Annual Meeting of Stockholders May 17, 2012 (the "Proxy Statement") - Part III and portions of the Corporation's 2011 Annual Report (the "Annual Report") - Part II

PART I

Item 1. Business

Princeton National Bancorp, Inc. ("PNBC", the "Corporation", or the “Company”) is a single-bank holding company which operates in one business segment conducting a full-service banking and trust business through its subsidiary bank, Citizens First National Bank ("Citizens Bank", "the Bank", or the “subsidiary bank”).  PNBC was incorporated as a Delaware corporation in 1981 in contemplation of the acquisition of all of the outstanding common stock of Citizens Bank and other future acquisitions.  At December 31, 2011, the Corporation had consolidated total assets of $1,014,316,000 and stockholders' equity of $4,935,000.

PNBC operates the Bank as a community bank with offices located for convenience and with professional, highly-motivated, progressive employees who know the Bank's customers and provide individualized, quality service.  As part of its community banking approach, officers of the Bank actively participate in community organizations.  In addition, within certain credit and rate of return parameters, the subsidiary bank strives to meet the lending needs of the communities in which offices are located and invests in local municipal securities.

Corporate policy, strategy and goals are established by the Board of Directors of PNBC. Pursuant to PNBC's holding company philosophy, operational and administrative policies for the Bank are also established at the holding company level.  Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which its offices are located.  In 2011, the majority of the directors of PNBC also served as the directors of Citizens Bank, which further assists PNBC to directly implement its policies at Citizens Bank.

Capital Enhancement Strategies

As a result of the effects of the economic downturn and the record losses generated by the Corporation, the capital of the Corporation and the subsidiary bank has been significantly depleted. The subsidiary bank has experienced significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in the imposition of a Consent Order at the subsidiary bank and a Written Agreement at the Corporation. For further discussion of these regulatory enforcements, see the "Supervision and Regulation" section of this filing. Management is currently attempting to raise additional capital that will return the subsidiary bank to compliance with regulatory capital requirements of the Consent Order. The Corporation's ability to raise capital is contingent on the current capital markets and the Corporation's financial performance. Available capital markets are not currently favorable and the Corporation cannot be certain of its ability to raise capital on any terms.

The Corporation is in the process of evaluating several capital enhancement alternatives including a public offering of common shares, a shareholder rights offering, the sale of branch locations and other asset sales. The Board of Directors and management continue to evaluate these potential alternatives with advisors, independent parties and the Corporation's and the Bank's regulators.

Though distinct financial challenges exist in the current environment that have enhanced the need to raise capital, PNBC continues to evaluate opportunities to diversify its market area and asset base and positively impact capital ratios through diversified revenues and increased profitability.

Citizens First National Bank

Citizens Bank was organized in 1865 as a national banking association under the National Bank Act.  Currently in its one hundred and forty-seventh year, Citizens Bank has twenty-one offices in seventeen different communities in north central Illinois: Aurora, DePue, Genoa, Hampshire, Henry, Huntley, Millbrook, Minooka, Newark, Oglesby, Peru, Plainfield, Plano, Princeton, Sandwich, Somonauk, and Spring Valley.

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

Commercial, Real Estate, and Agricultural Lending

Citizens Bank's commercial loan department provides secured and to a much lesser extent unsecured loans, including real estate loans, to companies and individuals for business purposes and to governmental units within the Bank's market area.  As of December 31, 2011, Citizens Bank had commercial loans of $62.6 million (10.1% of the Bank's total loan portfolio) and commercial real estate loans of $235.1 million (37.9% of the Bank's total loan portfolio).  Citizens Bank has a concentration of commercial loans to the agricultural industry as more fully disclosed below.

Agricultural and agricultural real estate loans are primarily related to ventures within 30 miles of branch locations.  As of December 31, 2011, Citizens Bank had agricultural loans of $61.3 million and agricultural real estate loans of $60.5 million, which represent approximately 9.9% and 9.8%, respectively, of the Bank's total loan portfolio.

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

In accordance with its loan policy, Citizens Bank maintains a diversified loan portfolio.  Citizens Bank had syndicated loans with other lending institutions totaling $26.7 million at December 31, 2011 (4.3% of the Bank’s total loan portfolio).  Citizens Bank does buy and sell loan participations with other community banks.  In connection with its credit relationships, Citizens Bank encourages commercial and agricultural borrowers to maintain deposit accounts at the Bank.

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

Citizens Bank is active in consumer and mortgage lending with approximately $97.2 million in home mortgage loans (15.5% of the Bank’s total loan portfolio) and $46.1 million in consumer installment loans (7.4% of the Bank’s total loan portfolio) as of December 31, 2011.  To better serve its retail customers, Citizens Bank is active in the secondary residential mortgage market.  As a matter of policy, Citizens Bank does not hold in portfolio, long term, fixed rate, single-family home mortgage loans, however, the servicing of such loans is maintained. As of December 31, 2011, Citizens Bank had $403.5 million of loans that have been sold, but servicing has been maintained.  Citizens Bank does not originate sub-prime loans.

To enhance customer service and convenience, Citizens Bank offers customized ATM & Debit Cards, which can be used anywhere VISA is accepted, and is viewed as a tremendous benefit to our customers.  In late 2011, we began offering debit cards with the local school logo on them, with a portion of the fee for the card being donated back to the schools.  Citizens Bank also offers an entire host of Internet Banking services including Online Banking, Remote Deposit Capture, Mobile Banking and Bill Pay as an additional and convenient alternative delivery mechanism for its product and service line.  Other services offered are merchant services and credit cards.

Citizens Bank continues to maintain an intensive sales training program, which includes team coaching, setting goals, measuring results, and reward recognition.  In 2011, Citizens Bank continues to focus on making quality product referrals and sales.

Citizens Financial Advisors (“CFA”)

CFA advisors are dedicated to providing comprehensive wealth management solutions to clients utilizing a full platform of brokerage and fiduciary products and services.

In 2011, CFA was re-organized under the leadership of Kim Larson, who was hired as SVP, Wealth Management in late August, 2011.  In the Trust and Investment Group, individuals, institutions, and corporate retirement plan clients are served by a team that includes Wealth Advisors, a Retirement Plan Officer, and Investment Officer, and support staff that are responsible for building, maintaining and enhancing client relationships.  Staff was re-allocated and job functions were modified to better serve clients and broaden business development efforts throughout the Citizens market area.  Continued refinements were made to the investment management process in an effort to improve consistency and enhance long-term performance.  The mutual fund selection process was upgraded through a partnership with Prima Capital, an investment consultant that provides product research and in-depth fund due diligence.  At the end of 2011, the Trust and Investment Group managed or administered 905 trust accounts with assets totalling approximately $167 million compared to 907 trust accounts with assets totaling approximately $176 million at December 31, 2010.

The Investment Services team features six client advisors that are distributed geographically with the Citizens branch network.  This group takes a financial planning approach with clients and offers product and service solutions through Prime Vest Financial Services, Inc., an independent, registered broker-dealer and a registered investment adviser that is a member of FINRA/SIPC.  Total assets supervised by this group increased from $131 million at the end of 2010 to $140 million at the end of 2011.

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

The Bank may declare dividends out of undivided profits, except that until the surplus fund of the Bank is equal to its common capital, no dividend can be declared until one-tenth of the Bank’s net income for the applicable period has been carried to the surplus fund.  The Bank, however, cannot declare or pay a dividend, if after making the dividend, the Bank would be undercapitalized.  In addition, prior approval of the  OCC is required if dividends declared by the Bank in any calendar year will exceed its net income for that year combined with its retained net income for the preceding two years. Under national banking regulations and capital guidelines, as of December 31, 2011, the Bank was authorized to distribute $0 as dividends without prior approval from the OCC, based on net income for 2011 and retained net income for 2009 and 2010.  As of January 1, 2012, retained net income for the prior two years was $0 and during 2012 the Bank will need prior approval from the OCC to pay dividends.  Future payments of dividends by the Bank will be dependent on individual regulatory capital requirements and levels of profitability. The ability of the Bank to pay dividends may be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy.

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

Under the risk-adjusted capital standards, a minimum ratio of qualifying total capital to risk-weighted assets of 8% and of Tier l Capital to risk-weighted assets of 4% is required.  The FRB and OCC also have adopted a minimum leverage ratio of Tier 1 Capital to total assets of 3% for banks rated “1" under the Uniform Financial Institutions Rating System or bank holding companies rated “1" under the rating system of bank holding companies.  All other banks and bank holding companies must maintain a leverage ratio of 4%.  In addition, all banks and bank holding companies are expected to have capital commensurate with the level and nature of all risks to which they are exposed.

 At December 31, 2011, PNBC had a total capital to risk-weighted assets ratio of (0.50)%, a Tier 1 capital to risk-based assets ratio of (0.50)%, and a leverage ratio of (0.32)%. PNBC is classified as significantly under- capitalized for all three ratios.  At December 31, 2011, the Bank had a total capital to risk-weighted assets ratio of 4.60%, a Tier 1 capital to risk-weighted assets ratio of 3.31%, and a leverage ratio of 2.14%.  The Bank is classified as significantly under-capitalized for all three ratios.

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

As required by the Dodd-Frank Act, on February 7, 2011, the FDIC adopted a final rule that redefines its deposit insurance premium assessment base to be an insured depository institution’s average consolidated total assets minus average tangible equity.  In addition, the FDIC has revised its deposit insurance rate schedules as a consequence of the changes to the assessment base.  The proposed rate schedule and other revisions became effective on April 1, 2011.

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

The restrictions on stock repurchases were in effect until the earlier to occur of January 23, 2012 (the third anniversary of the issuance of the Series B Preferred Shares to the Treasury) or the date on which the Company redeemed all of the Series B Preferred Shares issued or the date on which the Treasury has transferred all of the Series B Preferred Shares to third parties not affiliated with the Treasury  The terms of the Series B Preferred Shares, as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), provide that the Series B Preferred Shares, may be redeemed by PNBC, in whole or in part, upon approval of the Treasury and PNBC’s primary banking regulators.

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

On January 24, 2011, PNBC notified the U.S. Treasury that it will defer regularly scheduled dividend payments on PNBC’s $25.1 million in Series B Preferred Shares and PNBC provided notice to Bank of America, N.A., as successor Trustee by merger, of PNBC’s $25 million in junior subordinated debt securities due 2035 (PNBC Capital Trust I) that PNBC is exercising its right to defer interest payments for a period of twenty (20) consecutive quarterly interest payment periods beginning with the next interest payment period of March 15, 2011, unless PNBC subsequently gives notice that it has elected to shorten such deferral period.  By taking these actions, PNBC expects to save approximately $1.8 million in annual cash payments, based on current rates. As of December 31, 2011, dividends in arrears on the Series B Preferred Shares, which must be paid prior to the payment of common shares total approximately $1,254,000. Deferred interest payments on the junior subordinated debt securities, which continue to be accrued to the Corporation's Statement of Operations, total approximately $493,000.

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

In the fourth quarter of 2010, the Bank filled a newly created role of Chief Credit Officer and established a credit administration division and a special assets group.  The primary responsibility of the credit administration division is to oversee the development, maintenance, and monitoring of loan policies & procedures. Other responsibilities include credit analysis, credit risk management, loan servicing and administration, and collections, as well as loan portfolio analysis and the allowance for loan losses.  The functions of the special assets group include loss mitigation and workout of non-performing loans, liquidation of non-performing assets, and other responsibilities to accelerate and maximize loan recoveries.  As part of establishing the new credit administration division, the Bank’s Chief Credit Officer identified and engaged experienced personnel to fill key roles within credit administration in continuing to address the Bank’s commitments relative to the Agreement.

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

The Bank and the Corporation have taken steps to address the issues raised in the Consent Order, the Written Agreement and the previously disclosed formal written agreement, and intend to continue to fully comply with the requirements set forth in each.

On December 19, 2011, the Bank submitted to the OCC a three year strategic plan and capital plan designed to strengthen PNBC and the Bank's operations and capital position. The plans reflected the current challenges with respect to capital and difficulties in projecting the impact of economic weakness in PNBC's markets on its loan portfolio, as well as strategies to maintain the financial strength of PNBC and the Bank. A significant part of the plan was the initiative by PNBC to evaluate the sale of branch locations of the Bank in order to improve capital ratios of the Bank.

On March 29, 2012, the subsidiary bank's Board of Directors received a Prompt Corrective Action (“PCA”) Notice under 12 U.S.C. 1831o and 12 C.F.R. Part 6 due to its amended Call Report filed with the OCC on March 22, 2012 reflecting capital ratios in the Significantly Undercapitalized PCA capital category.  This Notice places the Bank under certain mandatory PCA restrictions regarding the payment of capital distributions and management fees, as well as restrictions on asset growth, on certain expansion activities, including acquisitions, new branches, and new lines of business, and on payment of bonuses and compensation to senior executive officers.  These mandatory requirements also include a requirement that the Bank submit an acceptable Capital Restoration Plan (“CRP”) to the OCC no later than May 7, 2012, addressing the steps the Bank will take to become adequately capitalized, the levels of capital to be attained during each quarter of each year of the CRP, the types and level of activities in which the Bank will engage; and how management will comply with the restrictions against asset growth, acquisitions, branching and new lines of business. The Bank's capital category is determined solely for the purposes of applying PCA and may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

As of December 31, 2011, Citizens Bank employed 260 full-time and 92 part-time employees.  The Bank offers a variety of employee benefits.  Citizens Bank employees are not represented by a union or a collective bargaining agreement, and employee relations are considered to be excellent.

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

In order to implement PNBC's community banking philosophy and to promote itself as a community oriented organization, the Bank has a formal officer call program.  Nearly every officer of the Bank calls on existing or potential customers and is expected to become actively involved in leadership positions in community organizations.  As of December 31, 2011, officers and employees of the Bank participated in approximately 650 community organizations, providing over 15,366 hours of community service.

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

Item 1A.  Risk Factors

           As a smaller reporting company under the SEC’s scaled reporting requirements, the Company is not required to include the information required by Item 1A of Forms 10-Q and 10-K, respectively.  Accordingly, this information is omitted from this 10-K filing.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

PNBC's headquarters and Citizens Bank's principal offices are located at 606 South Main Street, Princeton, Illinois.  Also located at this address is an annex building completed in 1990.  The two buildings at this location are owned by Citizens Bank and contain approximately 36,000 square feet of space, all of which is occupied by PNBC and Citizens Bank.  Citizens Bank also has two drive-up facilities in Princeton and branch offices in Aurora, DePue, Genoa, Hampshire, Henry, Huntley, Millbrook, Minooka, Newark, Oglesby, Peru, Plainfield, Plano, Sandwich, Somonauk and Spring Valley.  Citizens Bank is the owner of each of these facilities.  None of the facilities owned by the Bank are subject to a mortgage.  Additionally, the mortgage banking department of the Bank is located in Spring Valley in a separate location from the branch office.  This location is not owned by the Bank and is rented by lease agreement.  For additional information regarding these properties, see Note 6 of Item 8 of this report. The Company believes that its properties are adequate for its current and expected operations.

Item 3.  Legal Proceedings

The Corporation and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business.  Although management of the Corporation and the Bank cannot predict the ultimate outcome of such matters, they believe that the ultimate resolution of these matters will not have a material adverse effect on the Corporation, the Bank, or the Corporation’s financial position, liquidity, and results of operations.

Item 4.  Reserved

Supplemental Item - Executive Officers

The following table sets forth information regarding the executive officers:

Name	Age	Position
Thomas D. Ogaard	55	President & Chief Executive Officer
Todd D. Fanning	49	Executive Vice President & COO
Kenneth W. Grams	47	Executive Vice President & Chief Credit Officer
Jacqualyn L. Karlosky	51	Senior Vice President – Consumer Banking
Rodney D. Stickle	50	Senior Vice President – Chief Financial Officer

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

Todd D. Fanning joined Citizens Bank in 1990 as Assistant Vice President & Controller and was the Chief Financial Officer of PNBC from 1997 to 2010.  He was appointed to the Board of Directors of PNBC and Citizens Bank on February 2, 2010.  Mr. Fanning currently is the Executive Vice-President & Chief Operating Officer of Citizens Bank.

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

Rodney D. Stickle joined Citizens Bank in 2010 as Senior Vice President - Senior Accounting Officer and was appointed Chief Financial Officer in April 2011.  Prior to joining Citizens Bank, Mr. Stickle served as Executive Vice President for Palos Bank and Trust Co., Palos Heights, IL from 1998 to 2010 and as Chief Financial Officer from 1991 to 1998.

PART II

Item 5.  Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  Since May 15, 1992, PNBC's Common Stock has been listed on the NASDAQ Stock Market, under the symbol PNBC.

The table below indicates the high and low sales prices, and the dividends declared per share for PNBC Common Stock during the periods indicated.

			Cash
	Prices		Dividends
	High	Low	Declared

2011
Fourth Quarter	$3.10	$0.86	$.00
Third Quarter	5.39	2.71	.00
Second Quarter	7.24	4.85	.00
First Quarter	7.32	3.75	.00

2010
Fourth Quarter	$5.50	$2.73	$.00
Third Quarter	6.50	4.65	.00
Second Quarter	10.00	5.50	.00
First Quarter	11.50	8.01	.00

On December 31, 2011, PNBC had 742 registered holders of record of its Common Stock.

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

(c)	The following table provides information about purchases of the Company’s common stock by the Company during the quarter ended December 31, 2011:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of a publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

10/1/11 – 10/31/11	0	$0.00	0	0
11/1/11 – 11/30/11	0	$0.00	0	0
12/1/11 – 12/31/11	0	$0.00	0	0

Total	0	$0.00	0	0

(1)	The Company does not currently have a stock repurchase plan in place.

            The performance graph required by item 201(e) of Regulation S-K is incorporated by reference from Page 59 of the Company’s Annual Report.

Item 6.  Selected Financial Data

Information regarding the Company’s selected financial data is included on page 57 of the Company’s Annual Report, which information is incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information regarding the Company’s management’s discussion and analysis of financial condition and results of operations is included on pages 38-55 in the Company’s Annual Report, which information is incorporated by reference herein.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 305 of Regulation S-K is contained in the Company’s Annual Report on pages 51-52, under the headings “Asset Liability Management” and “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements”, which information is incorporated herein by reference.

Item 8.  Consolidated Financial Statements and Supplementary Data

Information regarding the Company’s consolidated financial statements and supplementary data is included on pages 7-37 and page 56 in the Company’s Annual Report, which information is incorporated by reference herein.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)
Disclosure controls and procedures.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC.  Thomas D. Ogaard, President and Chief Executive Officer, and Rodney D. Stickle, Senior Vice President - Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, Messrs. Ogaard and Stickle concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)
Internal controls.  The report required by Item 308 of Regulation S-K is attached hereto as Exhibit 99.1 and is incorporated herein by reference.  Included in Exhibit 99.1 is a discussion of changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that materially affected or are reasonably likely to materially affect those controls.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers of the Company is included as a Supplementary Item at the end of Part I of this Form 10-K.

Information regarding executive officers and directors of the Company and the Company’s Audit Committee is included in the Corporation's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2012 (the "Proxy Statement") under the captions "Proposal 1-Election of Directors" and “Board of Directors’ Meetings and Committees”, which information is incorporated by reference herein.

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

Item 11.  Executive Compensation

Information regarding executive compensation is included in the Proxy Statement under the captions "Board of Directors’ Meetings and Committees", “Compensation of Directors”, and “Executive Compensation Discussion”, which information is incorporated by reference herein.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)

Equity compensation plans approved by security holders	360,308	$17.51	24,548

Equity compensation plans not approved by security holders	N/A	N/A	30,270	(1)
Total	360,308	$17.51	64,818

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding relationships and transactions is included in the Proxy Statement under the captions "Certain Transactions” and “Board of Directors’ Meetings and Committees," which information is incorporated by reference herein.

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

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)           The following is a list of the Financial Statements included in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Changes in Stockholders'  Equity for the years ended December 31, 2011, 2010, and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009.

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
Date: April 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
4/12/12
/s/ Thomas D. Ogaard	President & Chief Executive Officer & Director
Thomas D. Ogaard	(Principal Executive Officer)

/s/ Todd D. Fanning	Executive Vice-President & Chief Operating Officer	4/12/12
Todd D. Fanning	& Director

/s/ Craig O. Wesner	Chairman of the Board	4/12/12
Craig O. Wesner

Director
Gretta E. Bieber

/s/ Gary C. Bruce	Director	4/12/12
Gary C. Bruce

/s/ Sharon L. Covert	Director	4/12/12
Sharon L. Covert

Director
John R. Ernat

Director
Mark Janko

Director
Cynthia L. Kurkowski

/s/ Stephen W. Samet	Director	4/12/12
Stephen W. Samet

INDEX TO EXHIBITS
Exhibit
Number                                                                  Exhibit

3.1
Amended and Restated Certificate of Incorporation of Princeton National Bancorp, Inc. ("PNBC") (incorporated by reference from Exhibit 4.1 to the PNBC Registration Statement on Form S-3 (Registration No. 333-157451)).

3.2	By-Laws of PNBC (incorporated by reference from Exhibit 3.2 to the 2007 PNBC Annual Report on Form 10-K).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from Registration Statement on Form 8-A filed by PNBC on August 1, 2003 (File No. 000-20050)).

4.2	Certificate of Designations of Series B Preferred Stock (incorporated by reference from Exhibit 3.1 to Form 8-K filed on January 27, 2009).

4.3	Trust Preferred Securities Indenture (incorporated by reference from Exhibit 4.1 from PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

4.4	Warrant to purchase up to 155,025 shares of Common Stock issued January 23, 2009 (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on January 29, 2009).

10.1*	Employment Agreement, dated as of January 25, 2010, between PNBC and Thomas D. Ogaard (incorporated by reference from the Form 8-K filed by PNBC on January 29, 2010).

10.2*	Citizens First National Bank Profit Sharing Plan, as amended and restated January 1, 1989 (incorporated by reference from Exhibit 10.4 to the S-1 Registration Statement (33-46362)).

10.3*	Citizens First National Bank Defined Contribution Plan and Trust, as amended and restated January 1, 1989 (incorporated by reference from Exhibit 10.5 to the S-1 Registration Statement). (33-46362)

10.4*	Princeton National Bancorp, Inc. Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 6, 1998).

10.5*	Princeton National Bancorp, Inc. Management Incentive Compensation Plan (incorporated by reference from Exhibit 10.7 of the 2001 PNBC Annual Report on Form 10-K).

10.6*	Princeton National Bancorp, Inc. 2003 Stock Option Plan (incorporated by reference from Schedule 14A filed by PNBC on March 19, 2003).

10.7*	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.9 to the 2004 PNBC Annual Report on Form 10-K).

10.8*	Amendment to Stock Option Agreement (incorporated by reference from Exhibit 10.10 to the 2005 PNBC Annual Report on Form 10-K).

10.9	Trust Preferred Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.10	Trust Preferred Securities Declaration of Trust (incorporated by reference from Exhibit 10.2 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.11	Trust Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 10.3 to PNBC Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.12*	2007 Stock Compensation Plan (incorporated by reference from Schedule 14A filed by PNBC on March 14, 2007).

10.13	Letter Agreement with U.S. Treasury dated January 23, 2009 including Securities Purchase Agreement (incorporated by reference from Form 8-K filed on January 29, 2009).

10.14	Form of Waiver of Senior Executive Officers (incorporated by reference from Exhibit 10.2 to Form 8-K filed on January 29, 2009).

10.15	Form of Omnibus Amendment Agreement (incorporated by reference from Exhibit 10.3 to Form 8-K filed on January 29, 2009).

13	Portions of 2011 Annual Report to Shareholders. **

14	Code of Ethics (incorporated by reference from Exhibit 14 of the 2003 PNBC Annual Report on Form 10-K).

21	Subsidiaries of PNBC. **

23.1	Consent of BKD, LLP. **

31.1	Certification of Thomas D. Ogaard required by Rule 13a-14(a). **

31.2	Certification of Rodney D. Stickle required by Rule 13a-14(a). **

32.1	Certification of Thomas D. Ogaard required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **

32.2	Certification of Rodney D. Stickle required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **

99.1	Report of Management on Internal Control over Financial Reporting. **

99.2	31 C.F.R. Section 30.15 Certification of Thomas D. Ogaard. **

99.3	31 C.F.R. Section 30.15 Certification of Rodney D. Stickle. **

101.INS	XBRL Instance ***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation ***

101.DEF	XBRL Taxonomy Extension Definition ***

101.LAB	XBRL Taxonomy Extension Labels ***

101.PRE	XBRL Taxonomy Extension Presentation ***

*    Management contract or compensatory plan.

**  Filed Herewith

*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.