Form 10-Q
period 2012-03-31
PRINCETON NATIONAL BANCORP INC
filed 2012-05-11
CIK 707855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common, par value $5.00	3,356,025

Part I: FINANCIAL INFORMATION

The unaudited condensed consolidated financial statements of Princeton National Bancorp, Inc. and Subsidiary and management’s discussion and analysis of financial condition and results of operation are presented in the schedules as follows:

Schedule 1:	Condensed Consolidated Balance Sheets
Schedule 2:	Condensed Consolidated Statements of Income
Schedule 3:	Condensed Consolidated Statements of Comprehensive Income
Schedule 4:	Condensed Consolidated Statements of Changes in Stockholders’ Equity
Schedule 5:	Condensed Consolidated Statements of Cash Flows
Schedule 6:	Notes to Condensed Consolidated Financial Statements
Schedule 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Schedule 8:	Controls and Procedures

Part II: OTHER INFORMATION

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

Item 4 .	Mine Safety Disclosures

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b)and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

PRINCETON NATIONAL BANCORP, INC.

By		By
	/s/ Thomas D. Ogaard 5/11/12		/s/ Todd D. Fanning 5/11/12
	Thomas D. Ogaard		Todd D. Fanning, CPA
	President & Chief Executive Officer		Executive Vice President &
	May 11, 2012		Chief Operating Officer / Chief
Financial Officer
May 11, 2012

Princeton National Bancorp, Inc.	Schedule 1
Condensed Consolidated Balance Sheets

(dollars in thousands except share data)	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Cash and due from banks	$11,986	$16,307
Interest-bearing deposits with financial institutions	90,956	46,988
Total cash and cash equivalents	102,942	63,295

Loans held-for-sale, at lower of cost or market	946	2,220

Investment securities:
Available-for-sale, at fair value	284,282	251,747
Held-to-maturity, at amortized cost (fair value of $7,994 and $9,942)	7,893	9,836
Total investment securities	292,175	261,583

Loans:
Loans, net of unearned interest	571,295	621,021
Allowance for loan losses	(29,741)	(30,413)
Net loans	541,554	590,608

Premises and equipment, net of accumulated depreciation	25,615	25,850
Land held for sale, at lower of cost or market	2,164	2,164
Federal Reserve and Federal Home Loan Bank stock	4,500	4,500
Bank-owned life insurance	24,559	24,330
Accrued interest receivable	5,029	6,453
Other real estate owned	12,389	21,848
Intangible assets, net of accumulated amortization	1,740	1,877
Other assets	7,608	9,588

TOTAL ASSETS	$1,021,221	$1,014,316

LIABILITIES
Deposits:
Demand	$173,816	$171,939
Interest-bearing demand	358,298	353,462
Savings	90,963	84,599
Time	298,747	307,295

Total deposits	921,824	917,295

Borrowings:
Customer repurchase agreements	57,497	54,835
Advances from the Federal Home Loan Bank	5,000	5,000
Trust preferred securities	25,000	25,000

Total borrowings	87,497	84,835

Other liabilities	6,156	7,251

TOTAL LIABILITIES	1,015,477	1,009,381

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock: no par value, 100,000 shares authorized: 25,083 shares issued and outstanding at March 31, 2012 and December 31, 2011	25,023	25,016
Common stock: $5 par value, 7,000,000 shares authorized: 4,478,295 shares issued at March 31, 2012 and December 31, 2011	22,391	22,391
Common stock warrants	150	150
Surplus	17,916	18,126
Accumulated deficit	(41,791)	(42,791)
Accumulated other comprehensive income, net of tax	5,133	5,378
Less: cost of 1,122,270 and 1,137,266 treasury shares at March 31, 2012 and December 31, 2011	(23,078)	(23,335)

TOTAL STOCKHOLDERS' EQUITY	5,744	4,935

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,021,221	$1,014,316

See accompanying notes to unaudited condensed consolidated financial statements.

Princeton National Bancorp, Inc.	Schedule 2
Condensed Consolidated Statements of Income (unaudited)

(dollars in thousands except share data)	THREE MONTHS ENDED March 31, 2012	THREE MONTHS ENDED March 31, 2011

Interest Income:
Interest and fees on loans	$6,821	$8,859
Interest and dividends on investment securities:
Taxable	1,535	1,516
Tax-exempt	551	898
Interest on interest-bearing deposits in other banks	47	21
Total interest income	8,954	11,294

Interest Expense:
Interest on deposits	1,018	1,738
Interest on borrowings	216	199
Total interest expense	1,234	1,937

Net interest income	7,720	9,357

Provision for loan losses	75	1,875

Net interest income after provision for loan losses	7,645	7,482

Non-interest income:
Trust and farm management fees	290	290
Service charges on deposit accounts	970	943
Other service charges	487	405
Gain on sales of securities available-for-sale	554	1,084
Brokerage fee income	154	139
Mortgage banking income, net	367	451
Bank-owned life insurance income	220	221
Other operating income	101	67
Total non-interest income	3,143	3,600

Non-interest expense:
Salaries and employee benefits	4,774	4,616
Occupancy	652	689
Equipment expense	763	781
Federal insurance assessments	916	640
Intangible assets amortization	140	194
Data processing	372	366
Marketing	176	155
Other real estate (income) expense, net	(347)	582
Loan collection expenses	910	163
Other operating expense	1,372	1,249
Total non-interest expense	9,728	9,435

Income before income taxes	1,060	1,647
Income tax expense (benefit)	53	(88)

Net income	1,007	1,735

Dividends in arrears on preferred shares	314	314
Accretion of preferred stock discount	7	7

Net income available to common stockholders	$686	$1,414

Earnings per share available to common stockholders:
Basic net income per common share available to common stockholders	$0.20	$0.43
Diluted net income per common share available to common stockholders	$0.20	$0.42

Basic weighted average shares outstanding	3,353,556	3,325,964
Diluted weighted average shares outstanding	3,353,556	3,329,409

See accompanying notes to unaudited condensed consolidated financial statements.

Princeton National Bancorp, Inc.	Schedule 3
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	THREE MONTHS	THREE MONTHS
(dollars in thousands)	ENDED	ENDED
	March 31, 2012	March 31, 2011

Net Income	$1,007	$1,735

Other Comprehensive Income (Loss)
Net unrealized gains on securities available for sale	$(859)	$(2,666)
Reclassification adjustment for realized gains included in income	(554)	(1,084)
Other comprehensive income (loss), before tax effect	(305)	(1,582)
Tax expense (benefit)	(60)	(3,401)
Total other comprehensive income (loss)	(245)	(969)

Comprehensive Income	$762	$766

See accompanying notes to unaudited condensed consolidated financial statements.

Princeton National Bancorp, Inc.	Schedule 4
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands except share data) For the Three Months Ended March 31, 2012	Preferred Stock	Common Stock	Common Stock Warrants	Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, net of tax effect	Treasury Stock	Total

Balance, January 1, 2012	$25,016	$22,391	$150	$18,126	$(42,791)	$5,378	$(23,335)	$4,935

Net income					1,007			1,007
Accretion on preferred stock discount	7				(7)			0
Sale of 2,496 shares of treasury common stock				(35)			43	8
Award of 12,500 shares of nonvested common stock out of treasury common stock				(195)			214	19
Amortization of unearned compensation expense				20				20
Other comprehensive income (loss)						(245)		(245)

Balance, March 31, 2012	$25,023	$22,391	$150	$17,916	$(41,791)	$5,133	$(23,078)	$5,744

Balance, January 1, 2011	$24,986	$22,391	$150	$18,275	$11,589	$3,064	$(23,594)	$56,861

Net income					1,735			1,735
Accretion on preferred stock discount	7				(7)			0
Sale of 2,072 shares of treasury common stock				(25)			35	10
Amortization of unearned compensation expense				29				29
Other comprehensive income (loss)						(969)		(969)

Balance, March 31, 2011	$24,993	$22,391	$150	$18,279	$13,317	$2,095	$(23,559)	$57,666

See accompanying notes to unaudited condensed consolidated financial statements.

Princeton National Bancorp, Inc.	Schedule 5
Condensed Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	THREE MONTHS ENDED March 31, 2012	THREE MONTHS ENDED March 31, 2011
Operating activities:
Net income	$1,007	$1,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	443	486
Provision for loan losses	75	1,875
Deferred income tax benefit	0	(692)
Amortization of intangible assets and other purchase accounting adjustments, net	137	194
Amortization of premiums and discounts on investment securities, net	554	427
Gain on sales of securities available-for-sale, net	(554)	(1,084)
Compensation expense for vested stock options	20	29
Gain on sales of other real estate owned, net	705	95
Loans originated for sale	(20,800)	(11,498)
Proceeds from sales of loans originated for sale	22,074	13,773
Decrease in accrued interest payable	(163)	(124)
Decrease in accrued interest receivable	1,424	1,323
Decrease in other assets	1,751	2,173
Increase (decrease) in other liabilities	(932)	704

Net cash provided by operating activities	5,741	9,416

Investing activities:
Proceeds from sales of investment securities available-for-sale	25,663	34,395
Proceeds from maturities of investment securities available-for-sale	9,828	5,494
Purchase of investment securities available-for-sale	(68,266)	(34,949)
Proceeds from maturities of investment securities held-to-maturity	1,938	1,197
Proceeds from sales of other real estate owned	10,152	1,134
Net decrease in loans	47,581	12,918
Purchases of premises and equipment	(208)	(161)

Net cash provided by investing activities	26,688	20,028

Financing activities:
Net increase (decrease) in deposits	4,529	(12,294)
Net increase (decrease) in short-term borrowings	2,662	(4,829)
Sales of treasury stock	8	10
Award of nonvested stock from treasury stock	19	0

Net cash provided by (used in) financing activities	7,218	(17,113)

Increase in cash and cash equivalents	39,647	12,331
Cash and cash equivalents at beginning of period	63,295	43,880

Cash and cash equivalents at end of period	$102,942	$56,211

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,397	$1,946
Income taxes	$16	$0

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned	$1,398	$1,149

See accompanying notes to unaudited condensed consolidated financial statements.

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying unaudited condensed Consolidated Financial Statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2012 and 2011, and all such adjustments are of a normal recurring nature.  The 2011 year-end condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The unaudited condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation of the results for the interim period have been included.  For further information, refer to the Consolidated Financial Statements and notes included in the Registrant's 2011 Annual Report on Form 10-K.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.  Certain amounts in the 2011 Consolidated Financial Statements have been reclassified to conform to the 2012 presentation.

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

On January 24, 2011, the Corporation notified the U.S. Treasury that it will defer regularly scheduled payments on the Corporation’s 25,083 shares in Series B Preferred Stock.  As of March 31, 2012 and March 31, 2011, “dividends in arrears” on the preferred stock, which must be paid prior to the payment of dividends on the common shares, total approximately $1,568,000 and $314,000, respectively.

NOTE 2 --  EARNINGS PER SHARE CALCULATION

The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated:

(in thousands, except share data)	Three Months Ended March 31,
	2012	2011

Numerator:
Net income available to common stockholders	$686	$1,414

Denominator:
Basic earnings per share - weighted average common shares	3,353,556	3,325,964
Effect of dilutive securities - stock options	-0-	3,445
Diluted earnings per share - adjusted weighted average common shares	3,353,556	3,329,409

Net income (loss) per share available to common stockholders:
Basic	$0.20	$0.43
Diluted	$0.20	$0.42

The following shares were not considered in computing diluted earnings per share for the three month periods ended March 31, 2012 and 2011 because they were anti-dilutive:

	Three Months Ended March 31,
	2012	2011

Stock options to purchase shares of common stock	360,308	522,511

Average dilutive potential common shares associated with common stock warrants	155,025	155,025

 NOTE 3 -- INTANGIBLE ASSETS

The balance of intangible assets, net of accumulated amortization, totaled $1,740,000 and $1,877,000 at March 31, 2012 and December 31, 2011, respectively.

The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$9,004	$(7,302)	$9,004	$(7,168)
Other acquisition costs	234	(196)	234	(193)
Total	$9,238	$(7,498)	$9,238	$(7,361)

Amortization expense of all intangible assets totaled $137,000 and $194,000 for the three months ended March 31, 2012 and 2011, respectively.  The amortization expense of these intangible assets will be approximately $412,000 for the remaining nine months of 2012.

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

(in thousands)

Balance, January 1, 2012	$2,437
Servicing rights capitalized	134
Amortization of servicing rights	(151)
Valuation adjustment	-
Balance, March 31, 2012	$2,420

        Activity in the valuation allowance for mortgage servicing rights was as follows:

(in thousands)

Balance, January 1, 2012	$1,312
Additions	-
Reductions	-

Balance, March 31, 2012	$1,312

The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of March 31, 2012.  The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed, depending on the amount of additional mortgage servicing rights, changes in mortgage interest rates, estimated prepayment speeds and market conditions.

Estimated Amortization Expense:

Amount (in thousands)
For the nine months ended December 31, 2012	$294
For the year ended December 31, 2013	276
For the year ended December 31, 2014	259
For the year ended December 31, 2015	243
For the year ended December 31, 2016	228
For the year ended December 31, 2017	214
Thereafter	906

The Corporation services loans for others with unpaid principal balances at March 31, 2012 and December 31, 2011 of approximately $402.7 million, and $403.5 million, respectively.

NOTE 5 -- OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes for the three months ended March 31, 2012 and 2011 were as follows:

(in thousands)	2012	2011

Net unrealized gains (losses) on securities available-for-sale	$(859)	$(2,666)
Reclassification adjustment for realized gains included in income	(554)	(1,084)
Other comprehensive income (loss), before tax effect	(305)	(1,582)
Tax expense (benefit)	(60)	(613)
Other comprehensive income (loss)	$(245)	$(969)

The components of accumulated other comprehensive income, included in stockholders’ equity at March 31, 2012 and December 31, 2011, are as follows:

(in thousands)	March 31, 2012	December 31, 2011

Net unrealized gain on securities available-for-sale	$9,064	$9,309
Net unrealized benefit obligations	(531)	(530)
	8,533	8,779
Change in deferred tax asset valuation allowance	(95)	-0-
Tax effect	(3,305)	(3,401)
Net-of-tax amount	$5,133	$5,378

NOTE 6 – FEDERAL RESERVE AND FEDERAL HOME LOAN BANK STOCK

The subsidiary bank held $2,373,000 in Federal Home Loan Bank stock and $2,127,000 in Federal Reserve Bank stock at March 31, 2012 and December 31, 2011. Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system.  The required investment is based on a predetermined formula.  The Federal Home Loan Bank of Chicago (FHLB) was operating under a Consent Order (the “FHLB Consent Order”) from its regulator, the Federal Housing Finance Board.  However, on April 18, 2012, they announced that the Federal Housing Financing Agency (the “FHFA”) had agreed to terminate the FHLB Consent Order effective immediately.  The FHLB’s new capital structure and repurchase plan were approved by the FHFA.  This new capital structure established two subclasses of stock effective January 1, 2012 and the repurchase plan allows members to request that the FHLB repurchase all or a portion of their excess FHLB stock.  The FHLB continues to provide liquidity and funding through advances.  With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate request for approval.  The FHLB did not pay a dividend in calendar year 2010; however, in calendar year 2011 the FHLB declared and paid four quarterly dividends at an annualized rate of 10 basis points per share.  Management performed an analysis as of March 31, 2012 and December 31, 2011 and deemed the cost method of investment in FHLB stock was ultimately recoverable.

NOTE 7 -- INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of available-for-sale and held-to-maturity securities by major security type at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$79,776	$1,279	$(83)	$80,972
State and Municipal	87,538	6,552	(76)	94,014
Collateralized mortgage obligations: GSE residential	107,904	1,495	(103)	109,296
Total	275,218	9,326	(262)	284,282
Held-to-maturity:
State and Municipal	7,893	108	(7)	7,994
Total	$283,111	$9,434	$(269)	$292,276

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$76,694	$1,374	$(46)	$78,022
State and Municipal	89,264	6,274	(55)	95,483
Collateralized mortgage obligations: GSE residential	76,480	1,796	(34)	78,242
Total	242,438	9,444	(135)	251,747
Held-to-maturity:
State and Municipal	9,836	114	(8)	9,942
Total	$252,274	$9,558	$(143)	$261,689

Securities with unrealized losses at March 31, 2012 and December 31, 2011 not recognized in income are as follows:

			March 31, 2012
(in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

United States government and federal agency and U.S. government-sponsored entities (GSEs)	$10,319	$(83)	$0	$0	$10,319	$(83)
State and municipal	3,735	(64)	526	(19)	4,261	(83)
Collateralized mortgage obligations: GSE residential	16,131	(103)	0	0	16,131	(103)
Temporarily impaired securities	$30,185	$(250)	$526	$(19)	$30,711	$(269)

			December 31, 2011
(in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

United States government and federal agency and U.S. government-sponsored entities (GSEs)	$4,932	$(46)	$0	$0	$4,932	$(46)
State and municipal	505	(8)	1,597	(55)	2,102	(63)
Collateralized mortgage obligations: GSE residential	6,083	(34)	0	0	6,083	(34)
Temporarily impaired securities	$11,520	$(88)	$1,597	$(55)	$13,117	$(143)

There are 23 securities in an unrealized loss position in the investment portfolio at March 31, 2012, all due to interest rate changes and not credit events.  These unrealized losses are considered temporary and, therefore, have not been recognized into income because the issuers are of high credit quality and management has the intent and ability to hold for the foreseeable future and it is more likely than not that the Corporation will not be required to sell the security before recovery.  The fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates.

Maturities of investment securities classified as available-for-sale and held to maturity were as follows at March 31, 2012:

(in thousands)	Adjusted Carrying Value	Fair Value
Available-for-sale:
Due in one year or less	$1,299	$1,248
Due after one year through five years	24,054	24,870
Due after five years through ten years	46,199	49,754
Due after ten years	33,686	36,046
	105,168	111,918
Mortgage-backed securities	62,146	63,068
Collateralized mortgage obligations	107,904	109,296
	$275,218	$284,282

Held-to-maturity:
Due in one year or less	$2,389	$2,410
Due after one year through five years	3,565	3,633
Due after five years through ten years	1,939	1,951
Due after ten years	-0-	-0-
	$7,893	$7,994

Proceeds from sales of investment securities available-for sale were $25.7 million and $34.4 million for the first three months of 2012 and 2011, respectively. Net gains were realized of $554,000 and $1,084,000 for the three months ended March 31, 2012 and 2011, respectively.  The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $248.2 million at March 31, 2012 and $201.4 million at December 31, 2011.

NOTE 8 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Classification of loans was as follows:

	March 31, 2012	December 31, 2011

Commercial	$56,326	$62,609

Agricultural	29,411	61,251

Agricultural Real Estate	55,767	60,523
Commercial Real Estate	235,568	235,103
Commercial Real Estate Development	56,415	58,279
Residential Real Estate	94,274	97,172

Total real estate	442,024	451,077

Consumer	43,534	46,084

Total	$571,295	$621,021

At March 31, 2012 and December 31, 2011, the Corporation held $235,568 and $235,103 in commercial real estate and $56,415 and $58,279 in commercial real estate development loans, respectively. Generally, those loans are collateralized by the real estate being financed. The loans are expected to be repaid from cash flows or from proceeds of sale of the real estate of the borrowers.

At March 31, 2012 and December 31, 2011, the Corporation held $29,411 and $61,251 in agricultural production loans and $55,767 and $60,523 in agricultural real estate loans, respectively. Generally, those loans are collateralized by the assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of selected assets of the borrowers.

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

The Corporation’s policies and loan approval limits are established by the Board of Directors.  The loan officers generally have authority to approve secured loans up to $250,000, and unsecured loans or exposures up to $50,000.  Managing Officers (those with designated loan approval authority) generally have authority to approve secured loans up to $500,000 and unsecured loans or exposures up to $100,000.  The Senior Commercial Banking Officer has authority to approve secured loans up to $1,000,000 and unsecured loans or exposures up to $250,000.  The Chief Credit Officer has authority to approve secured loans up to $1,500,000, and unsecured loans or exposures up to $250,000.  In addition, in certain circumstances any two consumer officers may combine their loan authority limits to approve a loan, while only the President/Chief Executive Officer, Chief Credit Officer and Senior Commercial Banking Officer may combine their loan authority limits to approve a commercial loan.  Our Executive Loan Committee may approve one- to four-family residential mortgage loans up to $2,500,000, commercial real estate loans, multi-family real estate loans and land loans up to $3,500,000 in aggregate, and unsecured loans or exposures up to $1,000,000.  All loans above these limits must be approved by the Directors Loan Committee, consisting of the Chairman, the President and Chief Executive Officer, and up to three other Board members.  At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit.  Loans to related parties, including executive officers and the Corporation’s directors, are reviewed for compliance with regulatory guidelines and the board of directors at least annually.

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2012:

	Commercial	Agricultural	Agricultural Real Estate	Commercial Real Estate	Commercial Real Estate Development	Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance, beginning of year	$5,240	$55	$548	$11,606	$8,771	$2,855	$1,338	$0	$30,413
Provision charged to expense	(43)	(27)	(264)	(773)	581	420	164	17	75
Less: loans charged off	241	-0-	-0-	664	19	737	222	-0-	1,883
Recoveries	99	-0-	-0-	20	964	17	36	-0-	1,136
Balance, end of period	$5,055	$28	$284	$10,189	$10,297	$2,555	$1,316	$17	$29,741
Ending Balance: individually evaluated for impairment	$3,440	$-0-	$93	$1,481	$9,650	$1,045	$349	$-0-	$16,075
Ending Balance: collectively evaluated for impairment	$1,615	$28	$190	$8,708	$647	$1,510	$968	$17	$13,666

Loans
Ending Balance	$56,326	$29,411	$55,767	$235,568	$56,415	$94,274	$43,534	$-0-	$571,295
Ending Balance: individually evaluated for impairment	$5,422	$-0-	$4,531	$36,881	$44,237	$9,994	$1,834	$-0-	$102,899
Ending Balance: collectively evaluated for impairment	$50,904	$29,411	$51,236	$198,687	$12,178	$84,280	$41,700	$-0-	$468,396

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2011:

	Commercial	Agricultural	Agricultural Real Estate	Commercial Real Estate	Commercial Real Estate Development	Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance, beginning of year	$4,435	$99	$107	$6,029	$15,526	$1,897	$1,595	$38	$29,726
Provision charged to expense	4,494	(35)	(2,675)	24,479	14,564	4,489	1,175	(38)	51,803
Less: loans charged off	4,059	16	2,242	18,951	21,401	3,541	1,667	-0-	51,877
Recoveries	370	7	8	49	82	10	235	-0-	761
Balance, end of year	$5,240	$55	$548	$11,606	$8,771	$2,855	$1,338	$-0-	$30,413
Ending Balance: individually evaluated for impairment	$2,632	$-0-	$229	$2,337	$8,215	$1,584	$219	$-0-	$15,216
Ending Balance: collectively evaluated for impairment	$2,608	$55	$319	$9,269	$556	$1,271	$1,119	$-0-	$15,197

Loans
Ending Balance	$62,609	$61,251	$60,523	$235,103	$58,279	$97,172	$46,084	$-0-	$621,021
Ending Balance: individually evaluated for impairment	$4,803	$-0-	$5,530	$35,042	$45,944	$11,291	$1,680	$-0-	$104,290
Ending Balance: collectively evaluated for impairment	$57,806	$61,251	$54,993	$200,661	$12,335	$85,881	$44,404	$-0-	$516,731

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2011:

	Commercial	Agricultural	Agricultural Real Estate	Commercial Real Estate	Commercial Real Estate Development	Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance, beginning of year	$4,435	$99	$107	$6,029	$15,526	$1,897	$1,595	$38	$29,726
Provision charged to expense	(1,061)	(23)	(18)	5,042	(2,608)	855	(302)	(10)	1,875
Less: loans charged off	514	16	8	539	150	354	186	-0-	1,767
Recoveries	28	-0-	-0-	-0-	-0-	-0-	45	-0-	73
Balance, end of period	$2,888	$60	$81	$10,532	$12,768	$2,398	$1,152	$28	$29,907
Ending Balance: individually evaluated for impairment	$2,398	$-0-	$-0-	$7,650	$8,741	$520	$285	$-0-	$19,594
Ending Balance: collectively evaluated for impairment	$490	$60	$81	$2,882	$4,027	$1,878	$867	$28	$10,313

Loans
Ending Balance	$143,009	$66,427	$46,791	$205,134	$85,758	$87,989	$53,205	$-0-	$688,313
Ending Balance: individually evaluated for impairment	$6,540	$-0-	$-0-	$33,041	$36,178	$7,492	$1,394	$-0-	$84,645
Ending Balance: collectively evaluated for impairment	$136,469	$66,427	$46,791	$172,093	$49,580	$80,497	$51,811	$-0-	$603,668

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

During 2011, in evaluating the adequacy of the allowance for loan losses, the Corporation implemented loan migration analysis to further analyze the risk in the loan portfolio based on previous loan risk rating, current loan risk rating and charge off history associated with each individual loan pool.  The loans with risk rating 1 through 4 (“pass loan pools”) that have experienced high historical losses during the past three years of economic downturn have been adjusted with negative qualitative adjustments to reflect the estimation of future losses within these pools based on the most recent migration analysis.  The loss migration analysis of these pass loan pools reflected less than a 1% charge off rate compared to a significantly higher charge off rate for loans with risk rating of 5 and 6 (“substandard loan pools”).  These qualitative adjustments to the pass loan pool component of the ALLL analysis reflect the results of this migration analysis, as well as the seasoned nature of the loans comprising the pass loan pool that have been evaluated by an independent loan review process with over 80% loan review penetration.

The Corporation is also using migration analysis to analyze the risk in the substandard loan pools.  The migration analysis tracks all classified loans and the resulting charge offs that have resulted from these classified loans.  In certain loan sectors, the qualitative adjustment factors have been increased due to the risks reflected in the most recent migration analysis.  This is primarily in loan sectors, such as commercial real estate, where the Corporation has experienced recent elevated charge off history.

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

The Corporation has established a uniform internal risk rating methodology for commercial loans utilizing risk grades from 1 through 7, with 1 being considered “prime quality” and the rating of 7 being considered “doubtful.” A summary of the general definitions for the risk ratings follows:
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

3	Satisfactory “Average” Quality: This category includes borrowers that have average leverage, liquidity and debt service ratios that comparefavorably with industry standards.
4
Low Pass: This risk rating includes borrowers that have below average leverage, liquidity and debt service coverage ratios and management thatmay not be as solid on a historical basis or may compare less favorably with industry standards but are still considered acceptable.

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

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category and payment activity as of March 31, 2012:

Commercial Credit Exposure: Credit Risk Profile by Creditworthiness Category

Risk Rating:	Commercial	Agricultural	Agricultural Real Estate	Commercial Real Estate	Commercial Real Estate Development	Total
1-2	$3,243	$10,665	$15,413	$23,495	$344	$53,160
3	23,418	17,699	19,971	80,852	8,228	150,168
4	20,353	907	13,372	64,455	1,387	100,834
5	2,106	-0-	1,694	6,731	-0-	10,531
6	7,206	140	3,258	60,035	44,595	115,234
7	-0-	-0-	1,699	-0-	1,861	3,560
Total	$56,326	$29,411	$55,767	$235,568	$56,415	$433,487

Consumer Credit Exposure: Credit Risk Profile by Creditworthiness Category

Risk Rating:	Residential Real Estate	Consumer	Total
Pass	$81,174	$40,204	$121,378
Special Mention	681	179	860
Substandard	12,419	3,128	15,547
Doubtful	-0-	23	23
Total	$94,274	$43,534	$137,808

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category and payment activity as of December 31, 2011:

Commercial Credit Exposure: Credit Risk Profile by Creditworthiness Category

Risk Rating:	Commercial	Agricultural	Agricultural Real Estate	Commercial Real Estate	Commercial Real Estate Development	Total
1-2	$4,509	$25,979	$14,832	$26,075	$376	$71,771
3	30,037	27,348	24,142	87,772	8,348	177,647
4	18,892	7,096	13,434	54,909	1,744	96,075
5	1,970	381	1,769	4,582	-0-	8,702
6	7,201	447	4,647	61,111	35,673	109,079
7	-0-	-0-	1,699	654	12,138	14,491
Total	$62,609	$61,251	$60,523	$235,103	$58,279	$477,765

Consumer Credit Exposure: Credit Risk Profile by Creditworthiness Category

Risk Rating:	Residential Real Estate	Consumer	Total
Pass	$83,381	$42,826	$126,207
Special Mention	253	125	378
Substandard	13,358	3,113	16,471
Doubtful	180	20	200
Total	$97,172	$46,084	$143,256

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

The following table presents the Corporation’s loan portfolio aging analysis as of March 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total Current	Total Loans	>90 Days and Accruing
Commercial	$2,757	$65	$33	$2,855	$49,034	$51,889	$33
Agricultural	500	-0-	-0-	500	28,911	29,411	-0-
Agricultural Real Estate	60	-0-	29	89	51,147	51,236	29
Commercial Real Estate	1,721	-0-	637	2,358	198,173	200,531	637
Commercial Real Estate Development	238	113	194	545	13,932	14,477	194
Residential Real Estate	5,019	-0-	281	5,300	81,867	87,167	281
Consumer	187	9	33	229	42,272	42,501	33
Non-Accrual	2,101	2,680	80,310	85,091	8,092	94,083	-0-
Total	$12,583	$2,867	$81,517	$96,967	$474,328	$571,295	$1,207

The following table presents the Corporation’s loan portfolio aging analysis as of December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total Current	Total Loans	>90 Days and Accruing
Commercial	$1,205	$248	$63	$1,516	$57,411	$58,927	$63
Agricultural	-0-	-0-	-0-	-0-	61,251	61,251	-0-
Agricultural Real Estate	80	18	-0-	98	54,895	54,993	-0-
Commercial Real Estate	3,631	1,702	1,588	6,921	195,302	202,223	1,588
Commercial Real Estate Development	-0-	114	-0-	114	14,656	14,770	-0-
Residential Real Estate	3,308	342	-0-	3,650	84,877	88,527	-0-
Consumer	540	349	-0-	889	44,194	45,083	-0-
Non-Accrual	4,375	7,414	62,579	74,368	20,879	95,247	-0-
Total	$13,139	$10,187	$64,230	$87,556	$533,465	$621,021	$1,651

The following table presents the Corporation’s loan portfolio aging analysis as of March 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total Current	Total Loans	> 90 Days and Accruing
Commercial	$2,023	$783	$284	$3,090	$129,593	$132,683	284
Agricultural	140	-0-	-0-	140	64,154	64,294	-0-
Agricultural Real Estate	-0-	30	249	279	45,655	45,934	249
Commercial Real Estate	7,122	5,072	-0-	12,194	166,184	178,378	-0-
Commercial Real Estate Development	6,278	1,729	2,025	10,032	37,908	47,940	2,025
Residential Real Estate	4,942	155	-0-	5,097	74,692	79,789	-0-
Consumer	437	182	-0-	619	51,601	52,220	-0-
Non-Accrual	4,545	657	79,506	84,708	2,367	87,075	-0-
Total	$25,487	$8,608	$82,064	$116,159	$572,154	$688,313	2,558

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

The following table presents impaired loans as of March 31, 2012:

				Three Months Ended
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis
With no related allowance recorded:
Commercial	$1,128	$1,095	$-0-	$1,214	$29	$32
Commercial Real Estate	33,882	54,715	-0-	33,688	93	100
Commercial Real Estate Development	20,428	40,160	-0-	22,199	-0-	-0-
Residential Real Estate	6,827	8,759	-0-	7,066	71	72
Consumer	1,413	1,958	-0-	1,266	17	16
With an allowance recorded:
Commercial	$4,327	$4,332	$3,440	$3,947	$21	$29
Commercial Real Estate	8,196	8,537	1,575	8,431	40	58
Commercial Real Estate Development	24,003	24,003	9,650	22,989	59	75
Residential Real Estate	3,448	3,566	1,045	3,717	45	29
Consumer	454	454	348	508	5	4
Total:
Commercial	$91,964	$132,842	$14,665	$92,467	$242	$294
Residential	$10,275	$12,325	$1,045	$10,783	$116	$101
Consumer	$1,867	$2,412	$348	$1,774	$22	$20

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balance of accrued impaired loans as well as interest cash collections on non-accruing impaired loans for which ultimate collectability is uncertain.

The following table presents impaired loans as of December 31, 2011:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis
With no related allowance recorded:
Commercial	$1,300	$1,631	$-0-	$5,593	$74	$77
Commercial Real Estate	33,494	55,356	-0-	24,916	721	861
Commercial Real Estate Development	23,970	46,275	-0-	25,961	323	371
Residential Real Estate	7,305	9,773	-0-	5,993	173	205
Consumer	1,119	1,359	-0-	559	50	54
With an allowance recorded:
Commercial	$3,566	$3,566	$2,632	$2,737	$148	$165
Commercial Real Estate	8,666	8,666	2,566	13,398	424	478
Commercial Real Estate Development	21,974	21,974	8,215	20,241	1,335	1,420
Residential Real Estate	3,986	4,365	1,584	3,930	157	172
Consumer	561	561	219	665	23	24
Total:
Commercial	$92,970	$137,468	$13,413	$92,845	$3,025	$3,372
Residential	$11,291	$14,138	$1,584	$9,923	$330	$377
Consumer	$1,680	$1,920	$219	$1,224	$73	$78

The following table presents impaired loans as of March 31, 2011:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis
With no related allowance recorded:
Commercial	$7,991	$8,059	$-0-	$8,939	$17	$19
Commercial Real Estate	3,916	3,916	-0-	8,410	20	24
Commercial Real Estate Development	11,283	12,148	-0-	18,989	58	20
Residential Real Estate	2,553	2,553	-0-	3,617	3	22
Consumer	190	236	-0-	95	-0-	5
With an allowance recorded:
Commercial	$6,540	$8,979	$2,398	$4,224	$18	$2
Commercial Real Estate	33,043	33,704	7,650	25,587	110	117
Commercial Real Estate Development	36,178	45,096	8,741	27,343	95	78
Residential Real Estate	7,492	8,207	520	5,683	23	31
Consumer	1,392	1,440	285	1,080	4	2
Total:
Commercial	$98,951	$111,902	$18,789	$93,491	$318	$260
Residential	$10,045	$10,760	$520	$9,299	$26	$53
Consumer	$1,582	$1,676	$285	$1,175	$4	$7

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

When a loan is modified into a troubled debt restructuring, the Corporation evaluated any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, and uses the current fair value of the collateral, less selling costs for collateral dependent loans.  If the Corporation determines that the value of the modified loan is less than recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance for loan losses.  In periods subsequent to modification, the Corporation evaluates all troubled debt restructurings, including those that have payment defaults, for possible impairment through the allowance for loan losses.

The following tables present the recorded balance of troubled debt restructurings as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Total Troubled Debt	Troubled debt restructurings performing in accordance with modified terms		Troubled debt restructurings not performing in accordance with modified
	Restructurings	Accruing	Nonaccrual	terms

Commercial	$936	$936	$-0-	$-0-
Agricultural	-0-	-0-	-0-	-0-
Agricultural Real Estate	-0-	-0-	-0-	-0-
Commercial Real Estate	12,620	1,569	-0-	11,081
Commercial Real Estate Development	2,711	-0-	-0-	2,711
Residential Real Estate	4,036	1,990	832	1,214
Consumer	196	154	42	-0-
Total	20,499	4,649	874	15,006

	December 31, 2011
	Total Troubled Debt	Troubled debt restructurings performing in accordance with modified terms		Troubled debt restructurings not performing in accordance with modified
	Restructurings	Accruing	Nonaccrual	terms

Commercial	$928	$928	$-0-	$-0-
Agricultural	-0-	-0-	-0-	-0-
Agricultural Real Estate	-0-	-0-	-0-	-0-
Commercial Real Estate	11,588	506	-0-	11,082
Commercial Real Estate Development	2,711	-0-	-0-	2,711
Residential Real Estate	3,963	1,618	884	1,461
Consumer	188	145	43	-0-
Total	19,378	3,197	927	15,254

The following table presents loans modified as troubled debt restructurings during the three months ended March 31, 2012 and the year ended December 31, 2011:

	Period Ended March 31, 2012		Year Ended December 31, 2011
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Commercial	1	$20	1	$928
Agricultural	0	0	0	0
Agricultural Real Estate	0	0	0	0
Commercial Real Estate	1	1,067	1	506
Commercial Real Estate Development	0	0	0	0
Residential Real Estate	1	182	13	2,463
Consumer	1	8	0	0
Total	4	$1,277	15	$3,897

During the three months ended March 31, 2012, the Corporation modified one residential real estate loan with a recorded investment of $182 prior to modification which was deemed a troubled debt restructuring.  This modification, which was in conjunction with the Federal Home Loan Affordable Modification program (HAMP), involved a reduction in the contractual interest rate.  This restructuring was considered to be collateral dependent, but the modification resulted in the recording of no specific allowance based upon the fair value of the collateral.

In addition, the Corporation modified one commercial loan during the three months ended March 31, 2012 which had a recorded investment of $20 prior to modification and was deemed a troubled debt restructuring.  The Corporation modified the loan payment terms to grant an interest only payment period.  Based on the fair value of the collateral, a specific reserve was determined necessary for the entire amount of the restructured loan.

The Corporation modified one commercial real estate loan during the three months ended March 31, 2012 which had a recorded investment of $1,067 prior to modification and was deemed a troubled debt restructuring.  The Corporation modified the loan payment terms to grant a concession by lengthening the amortization. Based on the fair value of the collateral, no specific reserve was determined necessary for this restructured loan.

During the three months ended March 31, 2012, one out of a total of thrity-seven troubled debt restructuring loans held by the Corporation was either charged down or charged off by a total of $27.  This loan was a residential real estate loan which was deemed collateral dependent and written down to the fair market value of the collateral minus estimated selling costs.

During the year ended December 31, 2011, the Corporation modified thirteen residential real estate loans with a recorded investment of $2,463 prior to modification which were deemed troubled debt restructurings.  A total of twelve modifications totaling $2,234 were in conjunction with the Federal Home Affordable Modification program (HAMP).  These modifications generally involved a reduction in the contractual interest rate or an adjusted loan amortization schedule.  One of the modifications, with a recorded investment of $229 was completed outside of the HAMP program and resulted in a reduction of the contractual interest rate and extension of the loan’s maturity date.  Of these residential troubled debt restructurings, eight were considered to be collateral dependent, and the modifications resulted in the recording of a specific allowance of $467, based upon the fair value of the collateral.

In addition, the Corporation modified one commercial loan during the year ended December 31, 2011 which had a recorded investment of $928 prior to modification and was deemed a troubled debt restructuring.  The Corporation modified the loan payment terms to grant an interest only payment period.  Based on the fair value of the collateral, no specific reserve was determined necessary for this loan.

The Corporation modified one commercial real estate loan during the year ended December 31, 2011 which had a recorded investment of $506 prior to modification and was deemed a troubled debt restructuring.  The Corporation modified the loan payment terms to grant a concession by lengthening the amortization. Based on the fair value of the collateral, no specific reserve was determined necessary for this loan.

During the year ended December 31, 2011, seven out of a total of thirty-four troubled debt restructuring loans held by the Corporation were either charged down or charged off by a total of $2,774.  These loans were primarily commercial real estate or commercial real estate development loans.  Since these loans were collateral dependent, they were written down to the fair market value of the collateral minus estimated selling costs.

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

The following table presents the Corporation’s non-accrual loans at March 31, 2012, December 31, 2010 and March 31, 2011. This table excludes accruing troubled debt restructurings.

	March 31, 2012	December 31, 2011	March 31, 2011
Commercial	$4,437	$3,682	$10,326
Agricultural	-0-	-0-	2,133
Agricultural Real Estate	4,531	5,530	857
Commercial Real Estate	35,037	32,880	26,756
Commercial Real Estate Development	41,938	43,510	37,818
Residential Real Estate	7,107	8,644	8,200
Consumer	1,033	1,001	985
Total	$94,083	$95,247	$87,075

NOTE 9 -- FAIR VALUE OF ASSETS AND LIABILITIES

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2012.

Available-for-Sale Securities

The fair values of available-for-sale securities are determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1.  The Corporation has no securities classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  For those securities, the inputs used by the pricing service to determine fair values may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference date market research publications.  These securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include obligations of U.S. government corporations and federal agency and U.S. Government sponsored enterprises (GSEs), obligations of states and political subdivisions, and GSE residential collateralized mortgage obligations.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Corporation has no securities classified within Level 3.

The following table presents the Corporation’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which the fair value measurements fall as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Fair Value Measurements Using

(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$80,972	$-	$80,972	$-
State and Municipal	94,014	-	94,014	-
Collateral mortgage obligations:
GSE Residential	109,296	-	109,296	-
Total	$284,282	$-	$284,282	$-

December 31, 2011	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
United States Governmentand federal agency and U.S. Government sponsored enterprises (GSEs)	$78,022	$-	$78,022	$-
State and Municipal	95,483	-	95,483	-
Collateral mortgage obligations:
GSE Residential	78,242	-	78,242	-
Total	$251,747	$-	$251,747	$-

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

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. The Corporation considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary.   Appraisals are reviewed for accuracy and consistency.  Appraisers are selected from the list of approved appraisers by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.  Fair value adjustments on impaired loans were $32,856 for the quarter ended March 31, 2012, compared to $2,147 for the year ended December 31, 2011.

Mortgage Servicing Rights - Mortgage servicing rights do not trade in an active open market with readily observable prices. Accordingly, the fair value used to determine the valuation allowance is estimated using discounted cash flow models. The valuation models incorporate assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing rights and may result in a reduction to noninterest income.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Other Real Estate Owned - Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Estimated fair value of other real estate owned is based on appraisals or evaluations.  Other real estate owned is classified within Level 3 of the fair value hierarchy.  Appraisals of other real estate owned are obtained when the real estate is acquired and subsequently as deemed necessary.  Appraisals are reviewed for accuracy and consistency.   Appraisers are selected from the list of approved appraisers maintained by management. Fair value adjustments on other real estate owned were 5,227 for the quarter ended March 31, 2011 and $4,199 for the year ended December 31, 2011.

The following table presents the quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2012 (in thousands):

March 31, 2012

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans (collateral dependent)	$47	Market comparable properties	Comparability adjustments (%)	25-40% (32%)

Other real estate owned	1,871	Market comparable properties	Marketability discount	not available

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which fair value measurments fell at March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$47	-	-	$47
Mortgage servicing rights	2,420	-	-	2,420
Other real estate owned	1,871	-	-	1,871

December 31, 2011
(in thousands)	Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair Value	Identical Assets	Observable Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$32,903	-	-	$32,903
Mortgage servicing rights	2,437	-	-	2,437
Other real estate owned	7,098	-	-	7,098

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

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2012 (in thousands):

March 31, 2012		Fair Value Measurements Using:
	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:

Cash and due from banks	$11,986	$11,986	$-	$-
Interest-bearing deposits in financial institutions	90,956	90,956	-	-
Held to maturity investment securities	7,893	-	7,994	-
Loans, net, including loans held for sale	542,500	-	-	596,512
Accrued interest receivable	5,029	-	5,029	-

Financial Liabilities:

Non-interest bearing demand deposits	$173,816	$-	$173,816	$-
Interest-bearing deposits	748,008	-	751,268	-
Borrowings	87,497	-	-	87,497
Accrued interest payable	714	-	714	-

Unrecognized financial instruments (net of contract amount):

Commitments to originate loans	$-	$-	$-	$-
Lines of credit	-	-	-	-
Letters of credit	-	-	-	-

December 31, 2011
	Carrying Value	Fair Value

Financial Assets:
Cash and due from banks	$16,307	$16,307
Interest-bearing deposits in financial institutions	46,988	46,988
Investment securities	261,583	261,689
Loans, net, including loans held-for-sale	592,828	658,359
Accrued interest receivable	6,453	6,453

Financial Liabilities:
Non-interest-bearing demand deposits	$171,939	$171,939
Interest-bearing deposits	745,356	750,355
Borrowings	84,835	84,829
Accrued interest payable	877	877

Unrecognized financial instruments (net of contract amount):

Commitments to originate loans	-0-	-0-
Lines of credit	-0-	-0-
Letters of credit	-0-	-0-

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

NOTE 10 -- INCOME TAXES

A reconciliation of income tax benefit at 34 percent of pre-tax income to the Corporation’s actual tax expense (benefit) for the three month periods ended March 31 is shown below:

(in thousands)

	2012	2011

Computed "expected" tax expense (benefit)	$385	$560

Increase (decrease) in income taxes resulting from:
Tax-exempt income	(207)	(310)
State income tax, net of federal tax effect	35	65
Bank-owned life insurance income	(82)	(78)

Change in Valuation Allowance	(108)	-0-
Other, net	30	(325)
Actual tax expense (benefit)	$53	$(88)

During the third quarter of 2011, management established a full valuation allowance of $27,722 against net deferred tax assets.  Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The realizability of the deferred tax asset is based on management’s evaluation of both positive and negative evidence, the forecast of future income, prudent and feasible tax planning strategies and assessments of current and future economic and business conditions.  Positive evidence includes the existence of taxes paid in available carry-back years as well as taxable income projections for future periods, while negative evidence includes the cumulative losses in the current year and prior two years and general business and economic trends.  After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Corporation has determined a full valuation adjustment was necessary as of March 31, 2012 and December 31, 2011.

NOTE 11 – REGULATORY MATTERS

The Corporation and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of each entity’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and its subsidiary bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Furthermore, the Corporation and subsidiary bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average adjusted assets. As of March 31, 2012 and December 31, 2011, the subsidiary bank and the Corporation were classified as significantly under-capitalized for all three ratios.

The most recent notifications, at March 31, 2012 from the federal banking agencies categorized the subsidiary bank as under-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Corporation and the subsidiary bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows, at December 31, 2011.

The Corporation’s and the subsidiary bank’s actual capital amounts and ratios as of March 31, 2012 and December 31, 2011 are as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012:

Total Capital (to risk-weighted assets):
inPrinceton National Bancorp, Inc.	$(1,438)	(0.23)%	$50,284	8.00%	$75,426	12.00%
CiCitizens First National Bank	32,180	5.12%	50,270	8.00%	75,406	12.00%

Tier 1 Capital (to risk-weighted assets):
PrPrinceton National Bancorp, Inc.	$(1,438)	(0.23)%	$25,142	4.00%	N/A	N/A
CiCitizens First National Bank	24,055	3.83%	25,135	4.00%	N/A	N/A

Tier 1 Capital (to average adjusted assets):
Princeton National Bancorp, Inc.	$(1,438)	(0.14)%	$40,470	4.00%	$80,940	8.00%
CiCitizens First National Bank	24,055	2.38%	40,476	4.00%	80,952	8.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2011:

Total Capital (to risk-weighted assets):
PrPrinceton National Bancorp, Inc.	$(3,418)	(0.38)%	$55,204	8.00%		$81,306	12.00%
CiCitizens First National Bank	31,554	4.60%	54,892	8.00%		82,339	12.00%

Tier 1 Capital (to risk-weighted assets):
PrPrinceton National Bancorp, Inc.	$(3,418)	(0.38)%	$27,102	4.00%	$	N/A	N/A %
CiCitizens First National Bank	22,707	3.31%	27,446	4.00%		N/A	N/A %

Tier 1 Capital (to average adjusted assets):
PrPrinceton National Bancorp, Inc.	$(3,418)	(0.24)%	$42,365	4.00%		$84,729	8.00%
CiCitizens First National Bank	22,707	2.14%	42,354	4.00%		84,718	8.00%

On March 15, 2010 the subsidiary bank entered into a Written Agreement with the OCC.  The Agreement sets forth the subsidiary bank’s commitments to: (i) review and take action as necessary regarding its allowance for loan and lease losses; (ii) improve the subsidiary bank’s asset quality through the development of workout plans for criticized assets and the assessment of credit risk; and (iii) revise the subsidiary bank’s credit risk rating management information system.  The subsidiary bank has taken steps to address the issues raised in the Agreement and intends to fully comply with the requirements set forth in the Agreement.

Pursuant to the Agreement, the subsidiary bank’s Board of Director’s has reviewed on a monthly basis the adequacy of the subsidiary bank’s allowance for loan losses and established a program for the maintenance of an adequate allowance.  The subsidiary bank also took immediate action to protect its interest in criticized assets and to adopt individual written workout plans with respect to such assets.  A copy of the workout plans is provided to the OCC on a quarterly basis for any criticized asset equal to or exceeding $100,000. Under the Agreement, the board ensures that the subsidiary bank’s internal ratings of loan relationships are timely, accurate and consistent with the regulatory credit classification criteria established by the OCC.

The subsidiary bank’s risk management staff reports independently to the Directors’ Loan Committee.  The Directors’ Loan Committee reports further to the subsidiary bank’s Board of Directors.  Management furnishes its reports and additional documentation to these committees on a regular basis.  The coverage of independent loan review processes, which are monitored by the risk management department, have been expanded significantly.  The Directors’ Loan Committee has directed risk management to refine its loan review grading methodology to ensure that loans with a probability of payment default or well-defined weaknesses are graded substandard regardless of mitigating controls which might reduce the credit risk.  The Directors’ Loan Committee monitors this process through bi-monthly meetings and reviews loan review reports to ensure compliance with the terms of the Agreement.

In the fourth quarter of 2010, the subsidiary bank filled a newly created role of Chief Credit Officer and established a credit administration division and a special assets group.  The primary responsibility of the credit administration division is to oversee the development, maintenance, and monitoring of loan policies and procedures. Other responsibilities include credit analysis, credit risk management, loan servicing and administration and collections, as well as loan portfolio analysis and the allowance for loan losses.  The functions of the special assets group include loss mitigation and workout of non-performing loans, liquidation of non-performing assets and other responsibilities to accelerate and maximize loan recoveries.  As part of establishing the new credit administration division, the subsidiary bank’s Chief Credit Officer identified and engaged experienced personnel to fill key roles within credit administration in continuing to address the subsidiary bank’s commitments relative to the Agreement.

On September 20, 2011, the subsidiary bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) with the OCC.  Pursuant to the Consent Order, the subsidiary bank has agreed to take certain actions and operate in compliance with the Consent Order’s provisions during its term.

Under the terms of the Consent Order, the subsidiary bank is required to, among other things: (i) adopt and adhere to a three-year written strategic plan that establishes objectives for the subsidiary bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in non-performing assets and its product development; (ii) adopt and maintain a capital plan; (iii) by December 19, 2011, achieve and thereafter maintain a Tier 1 capital ratio of at least 8% and a total risk-based capital ratio of at least 12%; (iv) seek approval of the OCC prior to paying dividends on its capital stock; (v) develop a program to reduce the subsidiary bank’s credit risk; (vi) take certain actions related to credit and collateral exceptions; (vii) reaffirm the subsidiary bank’s liquidity risk management program; and (viii) appoint a compliance committee of the Board of Directors to help ensure the subsidiary bank’s compliance with the Consent Order.  The subsidiary bank is also required to submit certain regular reports with respect to the foregoing requirements.

On October 27, 2011, the Corporation entered into a Written Agreement with the Federal Reserve Bank.  Pursuant to the Written Agreement, the Corporation has agreed to take certain actions and operate in compliance with the Written Agreement’s provisions during its term.

Under the terms of the Written Agreement, the Corporation is required to, among other things: (i) serve as a source of strength to the subsidiary bank, including taking steps to ensure  that the subsidiary bank complies with the Consent Order it entered into with the OCC on September 20, 2011, and any other supervisory action taken by the subsidiary bank’s federal regulator; (ii) refrain from declaring or paying any dividend, or taking dividends or other payments representing a reduction in the subsidiary bank’s capital, each without the prior written consent of the FRB and the Director of the Division of Banking Supervision and Regulation (the “Director”) of the Board of Governors of the Federal Reserve System; (iii) refrain from making any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB and the Director; (iv) refrain from incurring, increasing, or guaranteeing any debt, and from purchasing or redeeming any shares of its capital stock, each without the prior approval of the FRB; (v) provide the FRB with a written plan to maintain sufficient capital at the Corporation on a consolidated basis; (vi) provide the FRB with a projection of the Corporation’s planned sources and uses of cash; (vii) comply with certain regulatory notice provisions pertaining to the appointment of any new director or senior executive officer, or the changing of responsibilities of any senior executive officer; and (viii) comply with certain regulatory restrictions on indemnification and severance payments.  The Corporation is also required to submit certain reports to the FRB with respect to the foregoing requirements.

The Consent Order replaced the previously disclosed formal written agreement entered into by the subsidiary bank with the OCC on March 15, 2010.  The formal written agreement had  set forth the subsidiary bank’s commitment to; (i) review and take action as necessary regarding its allowance for loan losses; (ii) improve the subsidiary bank’s asset quality through the development of workout plans for criticized assets and the assessment of credit risk; and (iii) revise the subsidiary bank’s credit risk rating management information system.

On December 19, 2011, the subsidiary bank submitted to the OCC a three year strategic plan and capital plan designed to strengthen the Corporation and its subsidiary bank’s operations and capital position going forward.  The plans reflected the current challenges with respect to the capital and difficulties in projecting the impact of economic weakness in the Corporation’s markets on its loan portfolio, as well as strategies to maintain the financial strength of the Corporation and its subsidiary bank.  A significant part of the plans was the initiative by the Corporation to sell branch locations of the subsidiary bank in order to generate profits to improve capital ratios of the subsidiary bank.

On March 29, 2012, the subsidiary bank’s Board of Directors received a Prompt Corrective Action (“PCA”) Notice under 12 U.S.C. 1831o and 12 C.F.R. Part 6 due to its amended Call Report filed with the OCC on March 22, 2012 reflecting capital ratios in the Significantly Undercapitalized PCA capital category.  This Notice places the Bank under certain mandatory PCA restrictions regarding the payment of capital distributions and management fees, as well as restrictions on asset growth, on certain expansion activities, including acquisitions, new branches, and new lines of business, and on payment of bonuses and compensation to senior executive officers.  These mandatory requirements also include a requirement that the Bank submit an acceptable Capital Restoration Plan (“CRP”) to the OCC, addressing the steps the Bank will take to become adequately capitalized, the levels of capital to be attained during each quarter of each year of the CRP, the types and level of activities in which the Bank will engage; and how management will comply with the restrictions against asset growth, and acquisition, branching and new lines of business.

On April 18, 2012, the Corporation received written notice (the “Listing Notice”) from the Listing Qualifications Staff (the “Staff”) of the NASDAQ stock market that the Corporation is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Global Market.  NASDAQ Global Market Listing Rule 5450(b)(1)(A) requires registrants to maintain a minimum of $10,000,000 in stockholders’ equity.  As disclosed in the Corporation’s fiscal year 2011 annual report on Form 10-K, filed on April 12. 2012, the Corporation’s stockholders’ equity as of December 31, 2011  did not meet this requirement.

The Listing Notice does not result in the immediate delisting of the Corporation’s common stock from the NASDAQ Global Market.  Rather, in accordance with the NASDAQ Listing Rules, the Corporation has 45 calendar days from the date of the Listing Notice to submit to the Staff a plan to regain compliance with this continued listing requirement.  If the Corporation submits a plan, the Staff will decide whether to accept such plan considering criteria such as the likelihood that the plan will result in compliance, the Corporation’s past compliance history, the reasons for the Corporation’s current non-compliance, other corporate events that may occur within the review period, the Corporation’s overall financial condition, and the Corporation’s public disclosures.  If the plan is accepted, the Staff may grant an extension of up to 180 calendar days from the date of the Listing Notice for the Corporation to provide evidence of compliance.

If the Staff does not accept the Corporation’s plan, or the Corporation elects not to submit a plan, the Corporation may apply to transfer the listing of its common stock to the NASDAQ Capital Market if it satisfies all of the criteria for initial listing on the NASDAQ Capital Market.  If the Corporation does not transfer its common stock to the NASDAQ Capital Market, the Staff will notify the Corporation that its common stock is subject to delisting.  At that time, the Corporation may appeal the Staff’s delisting determination to a NASDAQ Hearings Panel.

The Corporation is reviewing its options to regain compliance with the NASDAQ Listing Rules, but no decision has been reached at this time.

On May 7, 2012, the subsidiary bank submitted to the OCC the CRP required under the PCA Notice received in March 2012 reflecting the strategies to achieve compliance with the requirements of the notice, including plans regarding the sale of branches and the sale of stock to improve capital ratios of the subsidiary bank.

NOTE 12 -- IMPACT OF NEW ACCOUNTING STANDARDS

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.”  ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Retrospective disclosure is required for all comparative periods presented.  The Company is assessing the impact of ASU 2011-11 on its disclosures.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  In December 2011, FASB issued ASU No. 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income.  ASU 2011-05 was effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The effect of applying this standard is reflected in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).  ASU 2011-04 was effective prospectively during interim and annual periods beginning on or after December 15, 2011.  Early application by public entities was not permitted.  The effect of applying this standard is reflected in Note 11 — Fair Value Measurements.

SCHEDULE 6
PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2012 and 2011

The following discussion and analysis provides information about Princeton National Bancorp, Inc.'s (“PNBC” or the “Corporation”) financial condition and results of operations for the three month periods ended March 31, 2012 and 2011.  This discussion and analysis should be read in conjunction with the Corporation’s condensed Consolidated Financial Statements and Notes thereto included in this report.  This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Corporation’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules.  The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the effect of the disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the state of the United States economy, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  Further information concerning the Corporation and its business, including  a discussion of these and additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s 2011 Annual Report on Form 10-K under the heading “Item 1. Business.”

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

We estimate the appropriate level of allowance for loan losses by separately evaluating impaired and non-impaired loans. A specific allowance is assigned to an impaired loan when expected cash flows or collateral do not justify the carrying amount of the loan. The methodology used to assign an allowance to a non-impaired loan is more subjective. Generally, the allowance assigned to non-impaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics, adjusted for qualitative factors including the volume and severity of identified classified loans, changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. We also utilize loan migration analysis to further analyze risk of loss in the loan portfolio based on previous loan risk rating, current loan risk rating and charge-off history associated with each individual loan category.

The Corporation is also using migration analysis to analyze the risk in the substandard loan categories.  The migration analysis tracks all classified loans and the resulting charge-offs that have resulted from these classified loans. In certain loan sectors, the qualitative adjustment factors have been increased due to the risks reflected in recent migration analysis.  This is primarily in loan categories, such as commercial real estate, where the Corporation has experienced recent elevated charge off history.

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

Deferred Income Tax Assets/Liabilities

Net deferred income tax assets arise from differences in the dates that items of income and expense enter into reported income and taxable income. Deferred tax assets and liabilities are established for these items as they arise. Deferred tax assets are reviewed quarterly to determine if they are realizable based on the historical level of taxable income, estimates of future taxable income and the reversals of deferred tax liabilities. In most cases, the realization of the deferred tax asset is based on future profitability. If the Corporation experiences net operating losses for tax purposes, the realization of deferred tax assets would be evaluated for a potential valuation reserve.

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

Impairment of Intangible Assets

Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on our balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets with finite lives will be tested for impairment when changes in events or circumstances indicate that the carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2011, and no impairment was recognized.

Mortgage Servicing Rights (“MSRs”)

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

RECENT DEVELOPMENTS

Regulatory Matters

In connection with regular examinations of the Corporation by the Federal Reserve Bank of Chicago (“FRB”), and the Office of the Comptroller of the Currency (“OCC”), various actions were taken by the regulatory agencies, none of which resulted in the imposition of fines or penalties.

A Consent Order (“Order”) is a formal action by the OCC requiring a bank to take corrective measures to address deficiencies identified by the OCC. The subsidiary bank can continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. All customers deposits remain fully insured to the maximum limits set by the FDIC.

A Memorandum of Understanding (a “Memorandum”) agreement is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as an Order.

A Written Agreement (an “Agreement”) is a formal enforcement action by the FRB, similar in nature to a Memorandum, but is legally binding and will be published and made public.

On March 15, 2010 the subsidiary bank entered into a Written Agreement with the OCC.  The Agreement sets forth the subsidiary bank’s commitments to: (i) review and take action as necessary regarding its allowance for loan and lease losses; (ii) improve the subsidiary bank’s asset quality through the development of workout plans for criticized assets and the assessment of credit risk; and (iii) revise the subsidiary bank’s credit risk rating management information system.  The subsidiary bank has taken steps to address the issues raised in the Agreement and intends to fully comply with the requirements set forth in the Agreement.

Pursuant to the Agreement, the subsidiary bank’s Board of Director’s has reviewed on a monthly basis the adequacy of the subsidiary bank’s allowance for loan losses and established a program for the maintenance of an adequate allowance.  The subsidiary bank also took immediate action to protect its interest in criticized assets and to adopt individual written workout plans with respect to such assets.  A copy of the workout plans is provided to the OCC on a quarterly basis for any criticized asset equal to or exceeding $100,000. Under the Agreement, the board ensures that the subsidiary bank’s internal ratings of loan relationships are timely, accurate and consistent with the regulatory credit classification criteria established by the OCC.

          The subsidiary bank’s risk management staff reports independently to the Directors’ Loan Committee.  The Directors’ Loan Committee reports further to the subsidiary bank’s Board of Directors.  Management furnishes its reports and additional documentation to these committees on a regular basis.  The coverage of independent loan review processes, which are monitored by the risk management department, have been expanded significantly.  The Directors’ Loan Committee has directed risk management to refine its loan review grading methodology to ensure that loans with a probability of payment default or well-defined weaknesses are graded substandard regardless of mitigating controls which might reduce the credit risk.  The Directors’ Loan Committee monitors this process through bi-monthly meetings and reviews loan review reports to ensure compliance with the terms of the Agreement.

In the fourth quarter of 2010, the subsidiary bank filled a newly created role of Chief Credit Officer and established a credit administration division and a special assets group.  The primary responsibility of the credit administration division is to oversee the development, maintenance, and monitoring of loan policies and procedures. Other responsibilities include credit analysis, credit risk management, loan servicing and administration and collections, as well as loan portfolio analysis and the allowance for loan losses.  The functions of the special assets group include loss mitigation and workout of non-performing loans, liquidation of non-performing assets and other responsibilities to accelerate and maximize loan recoveries.  As part of establishing the new credit administration division, the subsidiary bank’s Chief Credit Officer identified and engaged experienced personnel to fill key roles within credit administration in continuing to address the subsidiary bank’s commitments relative to the Agreement.

On September 20, 2011, the subsidiary bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) with the OCC.  Pursuant to the Consent Order, the subsidiary bank has agreed to take certain actions and operate in compliance with the Consent Order’s provisions during its term.

Under the terms of the Consent Order, the subsidiary bank is required to, among other things: (i) adopt and adhere to a three-year written strategic plan that establishes objectives for the subsidiary bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in non-performing assets and its product development; (ii) adopt and maintain a capital plan; (iii) by December 19, 2011, achieve and thereafter maintain a Tier 1 capital ratio of at least 8% and a total risk-based capital ratio of at least 12%; (iv) seek approval of the OCC prior to paying dividends on its capital stock; (v) develop a program to reduce the subsidiary bank’s credit risk; (vi) take certain actions related to credit and collateral exceptions; (vii) reaffirm the subsidiary bank’s liquidity risk management program; and (viii) appoint a compliance committee of the Board of Directors to help ensure the subsidiary bank’s compliance with the Consent Order.  The subsidiary bank is also required to submit certain regular reports with respect to the foregoing requirements.

On October 27, 2011, the Corporation entered into a Written Agreement with the Federal Reserve Bank.  Pursuant to the Written Agreement, the Corporation has agreed to take certain actions and operate in compliance with the Written Agreement’s provisions during its term.

Under the terms of the Written Agreement, the Corporation is required to, among other things: (i) serve as a source of strength to the subsidiary bank, including taking steps to ensure  that the subsidiary bank complies with the Consent Order it entered into with the OCC on September 20, 2011, and any other supervisory action taken by the subsidiary bank’s federal regulator; (ii) refrain from declaring or paying any dividend, or taking dividends or other payments representing a reduction in the subsidiary bank’s capital, each without the prior written consent of the FRB and the Director of the Division of Banking Supervision and Regulation (the “Director”) of the Board of Governors of the Federal Reserve System; (iii) refrain from making any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB and the Director; (iv) refrain from incurring, increasing, or guaranteeing any debt, and from purchasing or redeeming any shares of its capital stock, each without the prior approval of the FRB; (v) provide the FRB with a written plan to maintain sufficient capital at the Corporation on a consolidated basis; (vi) provide the FRB with a projection of the Corporation’s planned sources and uses of cash; (vii) comply with certain regulatory notice provisions pertaining to the appointment of any new director or senior executive officer, or the changing of responsibilities of any senior executive officer; and (viii) comply with certain regulatory restrictions on indemnification and severance payments.  The Corporation is also required to submit certain reports to the FRB with respect to the foregoing requirements.

The Consent Order replaced the previously disclosed formal written agreement entered into by the subsidiary bank with the OCC on March 15, 2010.  The formal written agreement had  set forth the subsidiary bank’s commitment to; (i) review and take action as necessary regarding its allowance for loan losses; (ii) improve the subsidiary bank’s asset quality through the development of workout plans for criticized assets and the assessment of credit risk; and (iii) revise the subsidiary bank’s credit risk rating management information system.

On December 19, 2011, the subsidiary bank submitted to the OCC a three year strategic plan and capital plan designed to strengthen the Corporation and its subsidiary bank’s operations and capital position going forward.  The plans reflected the current challenges with respect to the capital and difficulties in projecting the impact of economic weakness in the Corporation’s markets on its loan portfolio, as well as strategies to maintain the financial strength of the Corporation and its subsidiary bank.  A significant part of the plans was the initiative by the Corporation to sell branch locations of the subsidiary bank in order to generate profits to improve capital ratios of the subsidiary bank.

On March 29, 2012, the subsidiary bank’s Board of Directors received a Prompt Corrective Action (“PCA”) Notice under 12 U.S.C. 1831o and 12 C.F.R. Part 6 due to its amended Call Report filed with the OCC on March 22, 2012 reflecting capital ratios in the Significantly Undercapitalized PCA capital category.  This Notice places the Bank under certain mandatory PCA restrictions regarding the payment of capital distributions and management fees, as well as restrictions on asset growth, on certain expansion activities, including acquisitions, new branches, and new lines of business, and on payment of bonuses and compensation to senior executive officers.  These mandatory requirements also include a requirement that the Bank submit an acceptable Capital Restoration Plan (“CRP”) to the OCC, addressing the steps the Bank will take to become adequately capitalized, the levels of capital to be attained during each quarter of each year of the CRP, the types and level of activities in which the Bank will engage; and how management will comply with the restrictions against asset growth, and acquisition, branching and new lines of business.

On April 18, 2012, the Corporation received written notice (the “Listing Notice”) from the Listing Qualifications Staff (the “Staff”) of the NASDAQ stock market that the Corporation is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Global Market.  NASDAQ Global Market Listing Rule 5450(b)(1)(A) requires registrants to maintain a minimum of $10,000,000 in stockholders’ equity.  As disclosed in the Corporation’s fiscal year 2011 annual report on Form 10-K, filed on April 12, 2012, the Corporation’s stockholders’ equity as of December 31, 2011 did not meet this requirement.

The Listing Notice does not result in the immediate delisting of the Corporation’s common stock from the NASDAQ Global Market.  Rather, in accordance with the NASDAQ Listing Rules, the Corporation has 45 calendar days from the date of the Listing Notice to submit to the Staff a plan to regain compliance with this continued listing requirement.  If the Corporation submits a plan, the Staff will decide whether to accept such plan considering criteria such as the likelihood that the plan will result in compliance, the Corporation’s past compliance history, the reasons for the Corporation’s current non-compliance, other corporate events that may occur within the review period, the Corporation’s overall financial condition, and the Corporation’s public disclosures.  If the plan is accepted, the Staff may grant an extension of up to 180 calendar days from the date of the Listing Notice for the Corporation to provide evidence of compliance.

If the Staff does not accept the Corporation’s plan, or the Corporation elects not to submit a plan, the Corporation may apply to transfer the listing of its common stock to the NASDAQ Capital Market if it satisfies all of the criteria for initial listing on the NASDAQ Capital Market.  If the Corporation does not transfer its common stock to the NASDAQ Capital Market, the Staff will notify the Corporation that its common stock is subject to delisting.  At that time, the Corporation may appeal the Staff’s delisting determination to a NASDAQ Hearings Panel.

The Corporation is reviewing its options to regain compliance with the NASDAQ Listing Rules, but no decision has been reached at this time.

On May 7, 2012, the subsidiary bank submitted to the OCC the CRP required under the PCA Notice received in March 2012 reflecting the strategies to achieve compliance with the requirements of the notice, including plans regarding the sale of branches and the sale of stock to improve capital ratios of the subsidiary bank.

Capital Resources

Other than the issuance of common stock, the Corporation’s primary source of capital is net income retained by the Corporation. During the years ended December 31, 2011 and 2010, the Corporation incurred net losses of $54,350 and $16,979 respectively, and paid no common dividends. During the year ended December 31, 2009, the Corporation had a net loss of $21,126 and paid dividends to common stockholders of $2,301. Though stockholders equity has increased by $809 to $5,744 as of March 31, 2012 due to net income available to common stockholders of $686, as of December 31, 2011, total stockholders’ equity had decreased $51,908 to $4,935 from $56,861 as of December 31, 2010.

In recent regulatory guidance, the Board of Governors of the Federal Reserve System has emphasized that voting common stockholders’ equity generally should be the dominant element within Tier 1 capital for bank holding companies and that it is the most desirable element of capital from the supervisory standpoint. The Board of Governors has reiterated that bank holding companies should place primary reliance on common equity and has cautioned bank holding companies against over-reliance on non-common-equity capital elements.

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted assets ratio of not less than 8.0%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.0%.

Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the levels of risk inherent in different assets.  At March 31, 2012, the Corporation’s total risk-based capital ratio was -0.23%, the Tier 1 risk-based capital ratio was -0.23%, and its Tier 1 leverage ratio was -0.14%.  At March 31, 2012, the subsidiary bank’s total risk-based capital ratio was 5.12%, the Tier 1 risk-based capital ratio was 3.83% and its Tier 1 leverage ratio was 2.38%.  As of December 31, 2011, the Corporation’s total risk-based capital ratio was -0.38%, Tier 1 risk-based capital ratio was -0.38% and its Tier 1 leverage ratio was -0.24%. As of December 31, 2011, the subsidiary bank’s total risk-based capital ratio was 4.60%, Tier 1 risk-based capital ratio was 3.31% and its Tier 1 leverage ratio was 2.16%. These capital ratios fell below the adequately capitalized levels primarily due to the extent of operating losses incurred at the subsidiary bank in 2009, 2010 and 2011. The risk-based regulatory capital ratios are further reduced by the limitation on trust preferred securities includible in Tier 2 capital, based on the decreased level of Tier 1 capital.

Without prior approval, the subsidiary bank is restricted as to the amount of dividends that may be declared to the balance of the retained earnings account adjusted for defined bad debts. In addition, the FDIC has authority to prohibit or to limit the payment of dividends by a bank if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. The Corporation and its subsidiary bank are prohibited from paying any dividends without regulatory consent, pursuant to regulatory enforcement actions taken at the subsidiary bank. For further discussion, see the “Regulatory Matters” section of this filing.

The Corporation has generated net losses in each of the last three full years, with $54,350 in 2011, $16,979 in 2010 and $21,126 in 2009. The 2009 loss was largely due to the 100% write-off of the subsidiary bank’s goodwill of $24,521. The subsidiary bank continued to generate losses in 2010 and 2011 from significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in the subsidiary bank’s primary regulator imposing a Consent Order. Reduction in additions to the required level of provision for loan losses resulted in the generation of net income of $1,007 for the three months ended March 31, 2012.   For further discussion of regulatory enforcement actions, see the “Regulatory Matters” section of this filing.

Due to the net losses incurred by the Corporation in the last three full years, stockholders equity has been reduced to a level that leaves the Corporation with very little capacity to absorb further losses.

In 2010, the Corporation and subsidiary bank’s Board of Directors initiated a process to identify and evaluate a broad range of strategic alternatives to strengthen the Corporation’s capital base and enhance shareholder value. These strategic alternatives include asset sales, consolidation of operations, the closing or sale of branches, capital enhancement and other recapitalization transactions. The subsidiary bank retained outside financial and legal advisors to assist with its evaluation and oversight.

In December 2011, as part of the Capital Plan submitted to the OCC in response to the Consent Order, several capital enhancement alternatives were evaluated, including a public offering of common shares, a shareholder rights offering, the sale of branch locations, and other asset sales. In 2012, the Board and management continue to evaluate these potential alternatives with advisors, independent parties and the OCC, which under the Consent Order must provide prior approval before the execution of any capital enhancement transaction.

If the Corporation is unsuccessful in assessing and implementing other strategic and capital-raising options, and if a liquidity crisis would develop, the Corporation has various alternatives, which could include selling or closing additional branches, packaging and selling high-quality commercial loans, executing sale/leaseback agreements on its banking facilities and other options. If executed, these transactions would decrease the various banks’ assets and liabilities, generate taxable income, improve capital ratios and reduce general, administrative and other expense. In addition, the affected subsidiary bank would dividend the funds to the Corporation to provide liquidity, assuming such dividends receive the requisite regulatory approval. The Corporation is continuing to explore and evaluate all strategic and capital-raising options with its financial and legal advisors.

Other Developments

On January 24, 2011, the Corporation notified the U.S. Treasury that it will defer regularly scheduled payments on the Corporation’s 25,083 shares in Series B Preferred Stock.  As of March 31, 2012 and 2011, “dividends in arrears” on the preferred stock, which must be paid prior to the payment of dividends on common shares, totaled approximately $1,568,000 and $314,000, respectively.

RESULTS OF OPERATIONS

Net income available to common stockholders was $686,000 for the first quarter of 2012 compared to $1,414,000 for the first quarter of 2011. Basic and diluted earnings per common share available to common stockholders for the first quarter of 2012 was $0.20 compared to basic and diluted earnings per share of $0.43 and $0.42, respectively, for the first quarter of 2011.  This represents a decrease of $728,000 (51.5%) or $0.23 and $0.22 per basic and diluted common share, respectively.  Lower net income is attributable primarily to a decrease in net interest income and gains recognized on the sale of available for sale investment securities and an increase in federal deposit insurance assessments, offset in part by a reduction in the provision for loan losses resulting from stabilization in the rate of deterioration in the loan portfolio.  The annualized return on average assets and return on average equity decreased  to 0.47% and 15.23%, respectively, for the first quarter of 2012, compared with 0.64% and 12.16% for the first quarter of 2011.

Net interest income before the provision for loan losses was $7,720,000 for the first quarter of 2012, compared to $9,357,000 for the first quarter of 2011 (a decrease of $1,637,000 or 17.5%) due to continued yield compression experienced in the historically low interest rate environment and a higher level of nonaccrual loans.  The net yield on interest-earning assets (on a fully taxable equivalent basis) decreased by 0.53% to 3.89% in the first quarter of 2011 from 4.42% in the first quarter of 2011.  This decrease in the net yield on average interest-earning assets was driven by yield compression experienced in both the loan and investment portfolios, offset in part by a reduction in the cost of interest-bearing liabilities, primarily time deposits, which decreased from 0.88% for the first quarter of 2011 to 0.60% for the first quarter of 2012.

The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio.  Net charge-offs decreased during the first quarter of 2012 to $747,000, compared to net charge-offs of $1,694,000 for the first quarter of 2011.  The Corporation recorded a loan loss provision of $75,000 in the first quarter of 2012 compared to a provision of $1,875,000 in the first quarter of 2011.  The allowance for loan losses is discussed more fully in the “Allowance for Loan Losses” section of this filing.

Non-interest income totaled $3,143,000 for the first quarter of 2012, compared to $3,600,000 in the first quarter of 2011, a decrease of $457,000 or 12.7%.  This decrease was due to a reduction in the realization of gains on securities sold of $530,000 in  the first quarter of 2012 compared to 2011    Annualized non-interest income as a percentage of total average assets decreased to 1.24% for the first three months of 2012, from 1.33% for the same period in 2011.

Total non-interest expense for the first quarter of 2012 was $9,728,000, an increase of $293,000 (or 3.1%) from $9,435,000 in the first quarter of 2011.  The largest differences between the first quarters of 2012 and 2011 was an increase in loan collections costs and deposit insurance assessments of $747,000 and $276,000 (an increase of 458.3% and 43.1%, respectively) due to increased costs incurred in the aggressive collection of problem loans and higher risk-assessed FDIC insurance premiums.  These increases were partially offset by net gains realized on the sale of other real estate owned properties, including a gain of $926,000 on a parcel comprising over 40% of the other real estate owned balance as of December 31, 2011.  Other real estate expenses, net resulted in income of $347,000 in the first quarter of 2012, an increase of $929,000 (159.6%) compared to the net expense of $582,000 in the first quarter of 2011.  Annualized non-interest expense as a percentage of total average assets increased to 3.85% for the first three months of 2012, compared to 3.50% for the same period in 2011.

INCOME TAXES

The Corporation recorded income tax expense of $53,000 for the first quarter of 2012, as compared to an income tax benefit of $88,000 for the first quarter of 2011.  The effective tax rate was 5.0% for the three-month period ended March 31, 2012 and (5.3%) for the three-month period ended March 31, 2011.  The income tax expense recognized as of March 31, 2012 is due to the period’s pre-tax income mitigated by the effect of tax-exempt investment interest income and net operating loss carryforwards.

During the third quarter of 2011, management established a full valuation allowance of $27,722 against existing net deferred tax assets. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized. The realizability of the deferred tax asset is based on management's evaluation of both positive and negative evidence, the forecasts of future income, prudent and feasible tax planning strategy and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as taxable income projections for future periods, while negative evidence includes the cumulative losses in the current year and prior two years and general business and economic trends. After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Corporation has determined a full valuation adjustment was necessary as of March 31, 2012 and December 31, 2011.

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

Beginning January 1, 2010, and each quarter thereafter, each institution records an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted.  At March 31, 2012, the Corporation had a remaining prepaid assessment of $1,124,031.  This amount is included in Other Assets in the condensed Consolidated Balance Sheets. The Corporation recorded $916,000 of federal insurance assessment expense for the first quarter of 2012 and $640,000 for the first quarter of 2011.

ANALYSIS OF FINANCIAL CONDITION

Total assets at March 31, 2012 increased to $1,021,221,000 from $1,014,316,000 at December 31, 2011 (an increase of $6.9 million or 0.68%).  This was due to an increase of $39,647,000 in cash and cash equivalents to $102,942,000 as of March 31, 2012 from $63,295,000 as of December 31, 2011.  Total loan balances decreased by $49.7 million, or 8.0%, during the three month period to $571.3 million due to seasonal pay downs in the agricultural portfolio and continued general decline in the overall demand for new low-risk credit.  Investment balances totaled $292,175,000 at March 31, 2012, compared to $261,583,000 at December 31, 2010 (an increase of $30.6 million, or 11.7%).  Total deposits increased to $921,824,000 at March 31, 2012 from $917,295,000 at December 31, 2011 (an decrease of $4.5 million or 0.5%).  Comparing categories of deposits at March 31, 2012 to December 31, 2011, time deposits decreased $8.5 million (or 2.8%), while interest-bearing demand deposits increased $4.8 million (or 1.4%), savings deposits increased $6.4 million (or 7.5%) and demand deposits increased $1.9 million (or 1.1%).  Borrowings, consisting of customer repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, increased from $84,835,000 at December 31, 2011 to $87,497,000 at March 31, 2011 (an increase of $2.7 million or 3.1%).  This decrease was solely due to an increase in outstanding customer repurchase agreements.

CAPITAL PURCHASE PROGRAM

On January 23, 2009, the Corporation received $25,083,000 of equity capital by issuing to the United States Department of Treasury 25,083 shares of the Corporation’s 5.00% Series B Non-voting Cumulative Preferred Stock, par value $0.01 per share with a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 155,025 shares of the Corporation’s common stock, par value $5.00 per share, at an exercise price of $24.27 per share.  The proceeds received were allocated to the preferred stock and additional paid-in capital based on their relative fair values.  The resulting discount on the preferred stock is amortized against retained earnings and is reflected in the Corporation’s consolidated statement of income as “Accretion of preferred stock discount”, resulting in additional dilution to the Corporation’s earnings per share.  The warrants are exercisable, in whole or in part, over a term of 10 years.  The warrants were included in the Corporation’s diluted average common shares outstanding (subject to anti-dilution).  Both the preferred securities and warrants were accounted for as additions to the Corporation’s regulatory Tier 1 and total capital.

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

On January 24, 2011, the Corporation notified the U.S. Treasury that it will defer regularly scheduled payments on the Corporation’s 25,083 shares in Series B Preferred Stock.  As of March 31, 2012, “dividends in arrears” on the preferred stock, which must be paid prior to the payment of dividends on common shares, total approximately $1,568,000.

LOANS

The Corporation’s loan portfolio largely reflects the profile of the communities in which it operates. The Corporation essentially offers four types of loans: commercial, agricultural, real estate and consumer installment. The Corporation has no foreign loans. The following table summarizes the Corporation’s loan portfolio:

	March 31, 2012		December 31, 2011		March 31, 2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$56,326	9.9%	$62,609	10.1%	$143,009	20.8%
Agricultural	29,411	5.1	61,251	9.9	66,427	9.7
Agricultural real estate	55,767	9.8	60,523	9.7	46,791	6.8
Commercial real estate	235,568	41.2	235,103	37.9	205,134	29.8
Commercial real estate development	56,415	9.9	58,279	9.4	85,758	12.5
Residential real estate	94,274	16.5	97,172	15.6	87,989	12.8
Total Real Estate	442,024	77.4	451,077	72.6	425,672	61.8
Consumer	43,534	7.6	46,084	7.4	53,205	7.7
Total loans	$571,295	100.0%	$621,021	100.0%	$688,313	100.0%
Total assets	$1,021,221		$1,014,316		$1,080,734
Loans to total assets	55.9%		61.2%		63.7%

Total loans decreased $49,726 (or 8.0%) in the first three months of 2012. There were no acquisitions in the first quarter of 2012 or in 2011. The decrease in 2012 reflects capital management objectives consistent with 2011, as well as the continued negative effects of the current economic environment in which business and consumer borrowers have reduced demand and capacity for new indebtedness.  This reduced demand and borrower financial deterioration continue to result in a higher percentage level of loans charged off and transferred to other real estate owned.

Commercial loans decreased $6,283 (or 10.0%) in the first three months of 2012. The decrease is due to reduced borrower demand, borrower financial deterioration leading to higher levels of loan charge offs and transfers to other real estate owned and management’s general position toward avoiding inappropriate credit risk in new loan origination.

Loans to agricultural operations decreased $31,840 (or 52.0%) in the first three months of 2012. Short-term agricultural loans are seasonal in nature with paydown from grain sales occurring near the beginning and end of each year. Strong agricultural production in support of the bio-fuels industry (primarily ethanol) and worldwide food demand have dramatically influenced corn prices since the latter part of 2006. Rising corn prices have influenced soybean prices as the two commodities generally compete for planted acreage. Corn and soybeans remain the two primary crops of the Corporation’s market area. Also selling prices remain historically strong in 2011 and into 2012, resulting in another year of high profitability for most of the Corporation’s agricultural customers. The balance sheet of local agriculture remains strong, both in terms of equity and liquidity. The result of these market forces have resulted in a larger seasonal paydown of agricultural balances then in prior years. The highly experienced agricultural staff continues to effectively manage agricultural portfolio risk and seek opportunities to regain this portfolio position in 2012.  Agricultural loans as a percentage of total loans were 5.1% at March 31, 2012, compared to 9.9% at year-end 2011.

Total real estate loans decreased $9,053 (or 2.0%) in the first three months of 2012. Residential real estate loans with fixed rates of more than 5 years are generally sold into the secondary market.  With home mortgage rates in 2011 and the first quarter of 2012 continuing at their lowest level in over 50 years, many borrowers continue to refinance adjustable rate loans into fixed rate loans that were sold. Total home mortgage closings were $22,587 and $15,379 in the first three months of 2012 and 2011, respectively.

Consumer installment loans decreased $2,550 (or 5.5%) in the first three months of 2012.  Home equity lending, which continues to reflect reduced consumer demand, comprises over two thirds of the installment portfolio.

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

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED

Non-performing loans consist of non-accrual loans, loans past due 90 days on which interest is still accruing and loans modified in troubled debt restructurings (restructured loans). Non-performing loans amounted to 19.8% of total loans at March 31, 2012 compared to 16.26% at December 31, 2011. The increase reflects a continued high level of stress in the commercial real estate industry. The primary components of the non-accrual total remain in two industries. One is the commercial real estate development industry, primarily in the Corporation’s northern and eastern market areas. Non-performing commercial real estate development loans comprise approximately 43.9% of the Corporation’s total non-performing loans as of March 31, 2012. Due to dramatic declines in residential real estate sales activity, certain builders and developers have encountered difficulty in servicing their debt, eventually leading to non-performing status. The other primary component of non-performing loans is commercial real estate loans, which comprise approximately 41.1% of the non-performing total as of March 31, 2012. These are comprised of owner-occupied facilities and leased facilities and are located throughout the Corporation’s market area. The balance of non-performing loans is comprised primarily of residential real estate and home equity credits. The Corporation has been proactive in obtaining updated appraisals for non-performing loans secured by real estate. The continued downward pressure on real estate values, particularly development properties, has prompted charge-offs and the recording of specific reserves for potential loss on loans secured by real estate. Though additional reserve levels are expected to be required due to the potential for future devaluation of these troubled loan sectors, management believes this situation peaked in 2011, and the level of additional reserves will begin to diminish.

Restructured loans at March 31, 2012 were $20,499 compared to $19,378 at December 31, 2010. These are loans to borrowers that are experiencing varying levels of financial stress but are expected to recover. To assist the borrowers, the Corporation has provided some concession in loan terms, most commonly extending the loan amortization or adjusting the interest rate. In the present economic environment, the vast majority of non-performing loans are secured by real estate. At the time a loan is restructured, the Corporation considers the repayment history of the loan and the value of the collateral. If the principal or interest is due and has remained unpaid for 90 days of more and the loan is not well-secured, the loan is placed on nonaccrual status. If the principal and interest payments are current and the loan is well-secured, the restructured loan continues to accrue interest. Once a loan is placed on nonaccrual status, the borrower is required to make current principal and interest payments based on the modified terms for a period of at least 6 months before returning the loan to accrual status.

As of March 31, 2012 and December 31, 2011, $4,649 and $3,197, respectively, in restructured loans were in accrual status. When the loan is restructured, the Loan Officer is required to document the basis for the restructure, obtain current and complete credit and cash flow information and identify a specific repayment plan that would retire the debt. This information is provided to the Credit Analysis department which prepares a thorough credit presentation. The credit presentation includes the modified terms of the loan, a collateral analysis and a cash flow analysis based on the modified terms of the loan. The credit presentation is presented to the Directors’ Loan Committee for approval.

Problem credits are closely monitored by the lending staff, credit administration division and special assets group, which was newly formed in 2010. In addition an independent loan review staff provides further assistance in identifying problem loan situations. Loans over 90 days past due are normally either charged off or placed on a non-accrual status. Problem credits have a life cycle where they either improve or they move through a workout/liquidation process. The workout process often includes reclassification to non-accrual status, unless the loan is well secured and in the process of collection. Collateral securing non-accrual real estate loans that are not resolved by borrowers becomes other real estate owned via foreclosure or receipt of a deed in lieu of foreclosure. The Corporation actively markets other real estate owned properties for sale.

The Corporation formed a special assets group in January 2011 to focus on the management of the other real estate owned workout process. Total other real estate owned as of March 31, 2012 and December 31, 2011 was $12,389 and $21,848, respectively.  The decrease in other real estate owned was primarily due to the sale in January 2012 of an industrial development property located in the Corporation’s northern region that constituted over 40% of the other real estate owned total as of December 31, 2011.  This sale resulted in the recognition of a gain on sale of other real estate owned of approximately $926,000.

The following table provides information on the Corporation’s non-performing loans and other real estate owned as of the periods indicated:

	March 31, 2012	December 31, 2011	March 31, 2011
Non-accrual	$78,959	$79,943	$78,086
90 days past due and accruing	1,207	1,651	2,562
Restructured	20,499	19,378	23,685

Total non-performing loans	$100,665	$100,972	$104,333

Other real estate owned	12,389	21,848	20,572
Total non-performing assets	$113,054	$122,820	$124,905

Non-performing loans to total loans
(net of unearned interest)	19.79%	16.26%	15.16%
Non-performing assets to total assets	11.07%	12.11%	11.56%

Of the $100,665 in impaired loans at March 31, 2012, the Corporation relied on third party appraisals for $97,335 of the impaired loans. Approximately, $94,598 or 94.0% of the impaired loans had current third party appraisals which were relied upon. These appraisals were completed within 12 months of March 31, 2012. The appraisals for the remaining $2,737 in impaired loans in which third party appraisals were obtained had not been updated as the fair value in the last appraisal received and the current estimated value were in significant excess of the outstanding debt.  The average loan to fair value for the $2,737 was approximately 31.4%.

The following table provides a loan-to-value ratio distribution for the $2,737 in impaired loans with appraisals over twelve months old as of March 31, 2012:

Loan-to-Value	Amount
0 - 50%	$1,314
50 - 60%	$95
60 - 70%	$252
70 - 80%	$1,076
80 - 90%	$-0-
90% +	$-0-

Once a loan is deemed an impaired loan, the loan officer completes a Problem Asset Workout Summary, which includes a detailed review of the collateral. If the estimated current collateral value is in significant excess of the outstanding debt, a new appraisal is not ordered. If the collateral value is not in significant excess of the outstanding debt or the appraisal is over twelve months old, the loan officer will determine if a new appraisal should be ordered based on their knowledge of the current market in the collateral’s area. If the Corporation determines that full collection of the principal of the debt owed is not likely, a new appraisal is ordered. If the estimated fair value represented in the new appraisal is less than the outstanding debt, a charge-off is recorded equal to the difference between the discounted collateral value and the outstanding debt.

The determination of a specific allowance or charge-off is reviewed by the Corporation on a monthly basis. During the three months ended March 31, 2012, the Corporation recorded partial charge-offs totaling $1,171 on the impaired loans with an outstanding balance of $9,492. The charge-offs were considered warranted as the loans were considered collateral dependent and the discounted collateral value was not sufficient to cover the outstanding debt.

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

Problem Asset Workout Summaries are reviewed by the Credit Administration department and utilized in the preparation of the allowance for loan losses calculation. Summaries include a collateral analysis detailing a description of the collateral, the date of the appraisal and the discounts on the collateral. If the discounted collateral is sufficient to cover the outstanding loan balance, no specific valuation allowance is placed on the loan.

ALLOWANCE FOR LOAN LOSSES

The allowance shown in the following table represents the allowance available to absorb losses within the entire portfolio:

	March 31, 2012	December 31, 2011	March 31, 2011
Amount of loans outstanding at end of period (net of unearned interest)	$571,295	$621,021	$688,313
Average amount of loans outstanding for the period (net of unearned interest)	$490,656	$584,928	$613,884
Allowance for loan losses at beginning of year	$30,413	$29,726	$29,726
Charge-offs:
Agricultural	-0-	2,258	24
Commercial	241	44,411	1,203
Real estate-mortgage	1,420	3,541	354
Installment	222	1,667	186

Total charge-offs	1,883	51,877	1,767

Recoveries:
Agricultural	-0-	15	-0-
Commercial	99	501	28
Real estate-mortgage	1,001	10	-0-
Installment	36	235	45

Total recoveries	1,136	761	73

Net loans charged off	747	51,116	1,694
Provision for loan losses	75	51,803	1,875

Allowance for loan losses at end of period	$29,741	$30,413	$29,907

Net loans charged off to average loans	0.15%	8.74%	0.97%
Allowance for loan losses to non-performing loans	29.54%	30.12%	28.66%
Allowance for loan losses to total loans at end of period (net of unearned interest)	5.21%	4.90%	4.34%

The allowance for loan losses is considered by management to be a critical accounting policy. The allowance for loan losses is increased by provisions charged to operating expense and decreased by charge-offs, net of recoveries. The allowance is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful loans, and such other factors that, in management’s best judgment, deserve evaluation in estimating possible loan losses. The adequacy of the allowance for possible loan losses is monitored monthly during the ongoing, systematic review of the loan portfolio by the Senior Lending Officer, Chief Credit Officer, Chief Operating Officer, Chief Financial Officer, Risk Manager and Chief Executive Officer of the subsidiary bank. The results of these reviews are reported to the Board of Directors of the subsidiary bank on a monthly basis. Monitoring and addressing problem loan situations is the responsibility of the subsidiary bank’s staff, management and its Board of Directors.

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

The second component is based upon expected, but unidentified, losses inherent in our loan portfolio. The second component is determined utilizing the Corporation’s most recent twelve quarter net charge-off history which is then adjusted for qualitative and quantitative factors. These reserve percentages are reviewed on a quarterly basis by an Allowance Review Committee which is comprised of members of management, including lending, credit administration, accounting and risk management. The qualitative and quantitative factors considered include economic conditions, changes in underwriting practices, changes in the value of collateral, changes in the portfolio volume, staff experience, past due and nonaccrual loans, loan review oversight, concentrations of loans and competition.

During 2011, in evaluating the adequacy of the allowance for loan losses, the Corporation implemented loan migration analysis to further analyze the risk in the loan portfolio based on previous loan risk rating, current loan risk rating and charge off history associated with each individual loan pool.  The loans with risk rating 1 through 4 (“pass loan pools”) that have experienced high historical losses during the past three years of economic downturn have been adjusted with negative qualitative adjustments to reflect the estimation of future losses within these pools based on the most recent migration analysis.  The loss migration analysis of these pass loan pools reflected less than a 1% charge off rate compared to a significantly higher charge off rate for loans with risk rating of 5 and 6 (“substandard loan pools”).  These qualitative adjustments to the pass loan pool component of the ALLL analysis reflect the results of this migration analysis, as well as the seasoned nature of the loans comprising the pass loan pool that have been evaluated by an independent loan review process with over 80% loan review penetration.

The Corporation is also using migration analysis to analyze the risk in the substandard loan pools.  The migration analysis tracks all classified loans and the resulting charge offs that have resulted from these classified loans.  In certain loan sectors, the qualitative adjustment factors have been increased due to the risks reflected in the most recent migration analysis.  This is primarily in loan sectors, such as commercial real estate, where the Corporation has experienced recent elevated charge off history.

The allowance for loan losses of $29,741 and $30,413, respectively, was 5.21% and 4.90% of total loans as of March 31, 2012 and December 31, 2011. The Corporation’s net charge-offs as a percentage of average loans was 0.15% and 8.74% for the three months ended March 31, 2012 and year ended December 31, 2011, respectively. The Corporation’s net charge-offs experienced and the level of the required allowance for loan losses have declined in the first three months of 2012 from the high levels experienced in 2010 and 2011 due to the Corporation’s aggressive efforts to identify and recognize the impact on the troubled loan portfolio of the deterioration in the economic environment, especially relative to commercial real estate and commercial real estate development loans in its northern and eastern markets in Grundy, Kane and DuPage counties.

During the first quarter of 2012, $1,883 in loan charge-offs were recorded due to the receipt of updated appraisals reflecting the current deterioration in the collateral value of commercial real estate and commercial real estate development properties that has arisen due to the impacts on the real estate and construction industries of the lingering effects of the economic downturn.  The Corporation also recorded $1,136 in recoveries of prior loan charge-offs in the first three months of 2012 as a result of ongoing aggressive collection efforts.  This net charge-off level resulted in the recording of $75 in provision for loan losses in the first three months of 2012.  The reduction in loans in the three months ending March 31, 2012 resulted in the ratio of the allowance for loan losses to loans net of unearned interest as of March 31, 2012 increasing to 5.21% from 4.90% as of December 31, 2011. The reduction in CRE loans in combination with a reduction of specific reserves required due to borrower paydowns, charge-offs, increases in appraised values and a change to the use of a 10% estimated selling cost in evaluating appraised values, resulted in a reduction of ($773) in provisions for loan losses on commercial real estate loans in the three months ended March 31, 2012.

During 2011, $51,877 in loans were charged-off compared to $23,166 in 2010.  $44,411 of these 2011 charge-offs were commercial loans, primarily $23,513 of commercial real estate loans and $14,543 of commercial real estate development loans.  This was primarily due to the impact of the economic downturn and the resulting weak economic recovery which resulted in ongoing negative impact on the housing and commercial real estate industries.  Specifically, the sluggish economic recovery in the real estate industry negatively impacted real estate valuations, which combined with the high number and dollar amount of loans in the subsidiary bank’s portfolio increased the level of charge-offs incurred.

The allowance for loan losses as a percentage of non-performing loans decreased to 29.5% as of March 31, 2012 from 30.1% as of December 31, 2011. The allowance for loan losses calculation takes into consideration continuing economic declines and resulting increases in non-performing loans in the quantitative and qualitative factors used to adjust the reserve percentages on loans not specifically reserved for in the calculation.

There was $16,075 in specific loan loss reserves for the non-performing loans as of March 31, 2012, compared to $15,216 as of December 31, 2011. Although non-performing loans remain elevated, the balance is comprised of loans that management believes will not result in significant additional losses not reserved in the allowance for loan losses as of March 31, 2012. Management considers the allowance for loan losses adequate to meet probable losses as of March 31, 2012.

LIQUIDITY

Liquidity is measured by a financial institution’s ability to raise funds through customer deposits, borrowed funds, capital or the sale of assets, including other real estate owned. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Liquid funds are used to maintain reserve requirements, fund loans, purchase treasury shares and meet deposit withdrawals and operational requirements. Liquidity is obtained through growth of core funds (defined as core deposits, 50% of non-public entity certificates of deposit over $100 and repurchase agreements issued to commercial customers), liquid assets and accessibility to the money and capital markets. The Corporation and the subsidiary bank have access to short-term funds through the Federal Home Loan Bank of Chicago and the Federal Reserve Bank. The Federal Home Loan Bank of Chicago can also provide longer-term borrowings to help meet liquidity requirements.

As of March 31, 2012, though the subsidiary bank maintains sufficient liquidity in the form of cash and cash equivalents, the Corporation’s ability to generate additional liquidity is stressed as a result of the lack of a borrowing line of credit with another financial institution and the inability of the subsidiary bank to pay dividends to the Corporation due to restrictions imposed by the regulatory enforcement order at the subsidiary bank. In response, the Corporation initiated a process to identify and evaluate a broad range of strategic alternatives to strengthen the company’s capital base and enhance shareholder value, and retained outside financial and legal advisors to assist with its evaluation and oversight. For further discussion, see the “Capital Resources” section of this filing.

The subsidiary bank has adequate liquidity available. The most liquid assets are cash and due from banks, interest-bearing deposits with financial institutions and federal funds sold. The balance of these assets, which represent the Corporation’s cash and cash equivalents, are dependent on the Corporation’s operating, investing, lending and financing activities during any given period.

The following table summarizes the Corporation’s average cash and cash equivalents for the three months ending March 31, 2012 and the years ending December 31, 2011 and 2010.

	March 31	December 31
	2012	2011	2010
Cash and due from banks	$12,986	$18,362	$14,769
Interest-bearing deposits with financial institutions	86,785	54,987	55,352
Total	$99,771	$73,349	$70,121

Percent of average total assets	9.84%	6.79%	6.06%

The following table summarizes the Corporation’s cash and cash equivalents as of March 31, 2012 and December 31, 2011 and 2010.

	March 31	December 31
	2012	2011	2010
Cash and due from banks	$11,986	$16,307	$12,992
Interest-bearing deposits with financial institutions	90,956	46,988	30,888
Total	$102,942	$63,295	$43,880

Percent of average total assets	10.08%	6.20%	4.00%

As indicated in the table above, average cash and cash equivalents increased 36.0% to $99,771 as of March 31, 2012 from $73,349 as of December 31, 2011, which increased 4.6% from $70,121 as of December 31, 2010. As a percent of average total assets, average cash and cash equivalents increased to 9.84% as of March 31, 2012 from 6.79% as of December 31, 2011, which had increased from 6.06% as of December 31, 2010. The increase in average cash and cash equivalents during the periods up to March 31, 2012 was attributable to increased liquidity maintained by the Corporation as a cushion for liquidity reserves.

In the three months ended March 31, 2012, the Corporation experienced an increase in cash and cash equivalents of $39,647 or 62.6%, to $102,942 from $63,295 as of December 31, 2011. This increase was due primarily to a net decrease in loans of $47,581. Investing activities provided $26,688, including the $47,581 in net loan redemption and $10,152 in proceeds from the sales of other real estate owned. Financing activities provided $7,218 from a $4,529 increase in deposits and a $2,662 increase in short term borrowings, primarily customer repurchase agreement accounts. Cash and cash equivalents of $102,492 at March 31, 2012, along with available unpledged securities, are deemed adequate to meet short-term liquidity needs.

In 2011, the Corporation experienced an increase in cash and cash equivalents of $19,415 or 44.2%, to $63,295 from $43,880 in 2010. This increase was due primarily to a net decrease in loans of $23,562. Investing activities provided $31,868, including $23,562 in net loan redemption and $5,009 in proceeds from the sales of other real estate owned. Financing activities utilized $32,346 from a $45,666 reduction in deposits, offset by a $17,276 increase in short term borrowings, primarily customer repurchase agreement accounts. Cash and cash equivalents of $63,295 at December 31, 2011, along with available unpledged securities are deemed adequate to meet short-term liquidity needs.

The ratio of temporary investments and other short-term available funds (those investments maturing within one year, plus twelve months’ projected payments on mortgage-backed securities and collateralized mortgage obligations, and cash and due from banks’ balances) to volatile liabilities (50% of non-public entity certificates of deposit over $100, repurchase agreements issued to public entities, treasury tax and loan deposits, short-term borrowings from banks, and deposits of public entities) was 100.8% at March 31, 2012 and 67.7% at December 31, 2011. Core deposits (demand deposits, interest-bearing checking accounts, savings deposits and certificates of deposit less than $100) were 88.5% of total deposits at March 31, 2012 and 87.8% at December 31, 2011. Money market accounts of approximately $218,918 and $221,130 at March 31, 2012 and December 31, 2011, respectively, are classified by the Corporation as core deposits.

The subsidiary bank’s core deposit base is stable. While a majority of time deposits in amounts of $100,000 or more will mature within 12 months, management expects that a significant portion of these deposits will be renewed. Historically, large time deposits have been stable and management is confident it can offer interest rates at the time of renewal that are competitive with other financial institutions. If a significant portion of the certificates of deposit were not renewed, it would have an adverse effect on liquidity. However, the Corporation has other available funding sources, including excess liquidity reserves, unpledged investment securities and Federal Home Loan Bank advance borrowing capability to mitigate this risk.

On January 24, 2011, the Corporation notified the U.S. Treasury that it will defer regularly scheduled dividend payments on the Corporation’s 25,083 in Series B Preferred Shares, and the Corporation provided notice to Bank of America, N.A., as successor Trustee by merger, of the Corporation’s $25,000 in junior subordinated debt securities due 2035 (the Corporation Capital Trust I) that the Corporation is exercising its right to defer interest payments for a period of twenty (20) consecutive quarterly interest payment periods beginning with the next interest payment period of March 15, 2011, unless the Corporation subsequently gives notice that it has elected to shorten such deferral period. By taking these actions, the Corporation expects to save approximately $1,776 in annual cash payments, based on current rates.

The long-term liquidity needs of the Corporation will be driven by the changing needs of its customers and the ability to offset strategies of its competitors. The Corporation’s existing liquidity and equity base, coupled with common stock available for issuance, a low level of debt, unpledged investment securities and available borrowing sources provide multiple options for funding future liquidity needs, including contingency funding in the event of periods of unexpected reduction of liquidity.

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

The subsidiary bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. At March 31, 2012, commitments to extend credit and standby letters of credit were approximately $82.5 million and $1.9 million respectively.

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

LAND HELD FOR SALE

The Corporation owns separate lots in Elburn, Aurora and Somonauk, Illinois that have been removed from the land balance and are now shown on the Corporation’s balance sheet as land held-for-sale, at the lower of cost or market.  The land in Elburn, approximately 2 acres, was purchased in 2003 in anticipation of the construction of a branch facility and has a cost basis of $740,000 at March 31, 2012.  The land in Aurora, consisting of two lots remaining from the original purchase of fourteen acres in 2004 which was used to construct a branch facility, has a cost basis of $1,344,000.   The land in Somonauk, acquired in 2005 during the acquisition of FSB Bancorp, Inc., consists of approximately two acres with a cost basis of $80,000.

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

	Three Months Ended, March 31, 2012			Three Months Ended, March 31, 2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Average Interest-Earning Assets

Interest-bearing deposits	$86,894	$47	0.22%	$38,932	$21	0.22%
Taxable investment securities	205,325	1,535	3.03%	159,371	1,516	3.86%
Tax-exempt investment securities	55,592	834	6.08%	92,167	1,361	5.99%
Federal funds sold	0	0	0.00%	0	0	0.00%
Net loans	490,656	6,853	5.66%	613,884	8,896	5.88%

Total interest-earning assets	838,467	9,269	4.48%	904,354	11,794	5.29%

Average non-interest earning assets	175,654			190,127

Total average assets	$1,014,121			$1,094,481

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$360,236	284	0.32%	$388,883	611	0.64%
Savings deposits	87,321	12	0.06%	78,393	15	0.08%
Time deposits	302,168	722	0.97%	356,015	1,112	1.27%
Interest-bearing demand notes issued to the U.S. Treasury	0	0	0.00%	1,090	0	0.03%
Federal funds purchased and customer repurchase agreements	55,489	78	0.57%	37,586	61	0.66%
Advances from Federal Home Loan Bank	5,000	5	0.41%	8,511	23	1.10%
Trust preferred securities	25,000	133	2.16%	25,000	115	1.87%
Note payable	0	0	0.00%	0	0	0.00%

Total interest-bearing liabilities	835,214	1,234	0.60%	895,478	1,937	0.88%

Net yield on average interest-earning assets		$8,035	3.89%		$9,857	4.42%

Average non-interest-bearing liabilities	172,969			141,379

Average stockholders' equity	5,938			57,624

Total average liabilities and stockholders' equity	$1,014,121			$1,094,481

The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Consolidated Statements of Income.

	For the Three Months Ended March 31,
	2012	2011
Net interest income as stated	$7,720	$9,357
Tax equivalent adjustment-investments	283	463
Tax equivalent adjustment-loans	32	37

Tax equivalent net interest income	$8,035	$9,857

Schedule 8

Controls and Procedures

(a)
Disclosure controls and procedures.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC.  Thomas D. Ogaard, President and Chief Executive Officer, and Todd Fanning, Executive Vice President and COO/CFO, reviewed and participated in this evaluation.  Based on this evaluation, management concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)
Internal controls.  Aside from the changes implemented by management as noted below, there have been no significant changes in our internal accounting controls or in other factors during the quarter ended March 31, 2012.

As discussed in Exhibit 99.1 contained in the Corporation’s December 31, 2011 10-K filed on April 12, 2012, BKD, LLP, the Corporation’s external public accounting firm, identified a control deficiency that was determined to be a material weakness during the audit of the Corporation’s financial statements as of December 31, 2011.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses noted was not having sufficient documentation to support the qualitative factors related to the allowance for loan loss calculation and inadequate controls related to the timely communication of in-process appraisals requiring additional specific reserve as of December 31, 2011.   Management does not consider the material weakness remediated as of March 31, 2012 due to the inadequate amount of time that has elapsed since the identification of the material weakness.  However, management has taken remediation actions to address this internal control matter and is still working on the remediation to cure by June 30, 2012. A more complete discussion of management’s actions is detailed below.

Management has evaluated the procedures for supporting the qualitative factors related to the allowance for loan loss calculation and timely communication of in-process appraisals.  The following processes have been implemented to specifically mitigate the control weakness identified:

1)
To ensure proper quarter-end and year-end financial statements, the Corporation utilized a migration analysis to support the qualitative factor adjustments.  A review of the March 31, 2012 allowance for loan losses calculation was performed including a thorough review of the migration analysis, qualitative factors, and all appraisals on impaired loans received subsequent to March 31, 2012.  Management determined the appropriate allowance for loan losses amount necessary based on generally accepted accounting principles which resulted in the balance of the allowance for loan losses as of March 31, 2012.

2)
The methodology for the evaluation of the allowance for loan losses continues to be subject to the enhanced consideration of the loan migration analysis, thereby providing a more objective level of information in support of the qualitative factors used in calculating the appropriate allowance for loan losses. The enhanced methodology, including the migration analysis and qualitative factors, will continue to be evaluated by the Allowance Committee on a quarterly basis, or more often if deemed necessary, before implementation in the allowance for loan losses calculation. The Allowance Committee includes as members the Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, Chief Financial Officer and the head of the credit risk analytics group.

3)
The credit administration department implemented a tracking system of the entire appraisal services process.  The tracking system enables the credit administration department to monitor the appraisal status of collateral dependent impaired loans.  The tracking system identifies the date appraisals were ordered within the loan services group through tracking the appraisal technical review process within the credit analysis group.  Each group maintains an independent tracking system to ensure that the deliverables associated with the Bank’s practices and procedures are met, along with ensuring the accurate and timely reporting of valuations as they impact its financial reporting.  Management has also enhanced the timing of appraisal ordering to ensure the information is received timely for accurate reporting related to the quarterly financial statement preparation process.