Form 10-Q
period 2012-06-30
PRINCETON NATIONAL BANCORP INC
filed 2012-09-07
CIK 707855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 6, 2012
Common, par value $5.00	3,377,010

Part I: FINANCIAL INFORMATION

The unaudited condensed consolidated financial statements of Princeton National Bancorp, Inc. and Subsidiary and management’s discussion and analysis of financial condition and results of operation are presented in the schedules as follows:

Schedule 1:                      Condensed Consolidated Balance Sheets
Schedule 2:                      Condensed Consolidated Statements of Operations
Schedule 3:                      Condensed Consolidated Statements of Comprehensive Income (Loss)
Schedule 4:                      Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Schedule 5:                      Condensed Consolidated Statements of Cash Flows
Schedule 6:                      Notes to Condensed Consolidated Financial Statements
Schedule 7:                      Management’s Discussion and Analysis of Financial Condition and Results of Operations
Schedule 8:                      Controls and Procedures

Part II: OTHER INFORMATION

Item 1A.  Risk Factors
Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.

Item 3.  Defaults Upon Senior Securities
(a)	None.

Item 4.  Mine Safety Disclosures
(a)	None.

Item 5.  Reserved.

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

PRINCETON NATIONAL BANCORP, INC.

By	/s/ Thomas D. Ogaard 9/6/2012	By	/s/ Louis Casto 9/6/2012
	Thomas D. Ogaard		Louis Casto
	President & Chief Executive Officer September 6, 2012		Interim Chief Financial Officer September 6, 2012

Schedule 1
Princeton National Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands except share data)	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and due from banks	$16,221	$16,307
Interest-bearing deposits with financial institutions	125,008	46,988
Total cash and cash equivalents	141,229	63,295

Loans held-for-sale, at lower of cost or market	2,336	2,220

Investment securities:
Available-for-sale, at fair value	215,881	251,747
Held-to-maturity, at amortized cost (fair value of $7,734 and $9,942)	7,643	9,836
Total investment securities	223,524	261,583

Loans:
Loans, net of unearned interest	520,649	621,021
Allowance for loan losses	(22,472)	(30,413)
Net loans	498,177	590,608

Premises and equipment, net of accumulated depreciation	25,429	25,850
Land held for sale, at lower of cost or market	2,084	2,164
Federal Reserve and Federal Home Loan Bank stock	3,279	4,500
Bank-owned life insurance	24,727	24,330
Accrued interest receivable	3,800	6,453
Other real estate owned	21,141	21,848
Intangible assets, net of accumulated amortization	1,603	1,877
Other assets	6,821	9,588

TOTAL ASSETS	$954,150	$1,014,316

LIABILITIES
Deposits:
Demand	$152,741	$171,939
Interest-bearing demand	324,892	353,462
Savings	87,480	84,599
Time	312,058	307,295

Total deposits	877,171	917,295

Borrowings:
Customer repurchase agreements	50,743	54,835
Advances from the Federal Home Loan Bank	0	5,000
Trust preferred securities	25,000	25,000

Total borrowings	75,743	84,835

Other liabilities	5,752	7,251

TOTAL LIABILITIES	958,666	1,009,381

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: no par value, 100,000 shares authorized: 25,083 shares issued and outstanding at June 30, 2012 and December 31, 2011	25,031	25,016
Common stock: $5 par value, 7,000,000 shares authorized: 4,478,295 shares issued at June 30, 2012 and December 31, 2011	22,391	22,391
Common stock warrants	150	150
Surplus	17,991	18,126
Accumulated deficit	(47,924)	(42,791)
Accumulated other comprehensive income, net of tax	984	5,378
Less: cost of 1,125,770 and 1,137,266 treasury shares at June 30, 2012 and December 31, 2011	(23,139)	(23,335)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,516)	4,935

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$954,150	$1,014,316

See accompanying notes to unaudited condensed consolidated financial statements.

Schedule 2
Princeton National Bancorp, Inc.
Condensed Consolidated Statements of Operations (unaudited)

(dollars in thousands except share data)	THREE MONTHS ENDED June 30, 2012	THREE MONTHS ENDED June 30, 2011	SIX MONTHS ENDED June 30, 2012	SIX MONTHS ENDED June 30, 2011

Interest Income:
Interest and fees on loans	$6,299	$8,186	$13,120	$17,045
Interest and dividends on investment securities:
Taxable	1,357	1,591	2,892	3,107
Tax-exempt	477	763	1,028	1,661
Interest on interest-bearing deposits in other banks	48	34	95	56
Total interest income	8,181	10,574	17,135	21,869

Interest Expense:
Interest on deposits	914	1,634	1,932	3,372
Interest on borrowings	208	184	424	384
Total interest expense	1,122	1,818	2,356	3,756

Net interest income	7,059	8,756	14,779	18,113

Provision for loan losses	10,025	8,050	10,100	9,925

Net interest income after provision for loan losses	(2,966)	706	4,679	8,188

Non-interest income:
Trust and farm management fees	316	269	606	559
Service charges on deposit accounts	966	1,002	1,936	1,945
Other service charges	395	421	882	826
Gains on sales of securities available-for-sale	5,098	1,598	5,652	2,682
Brokerage fee income	167	207	321	346
Mortgage banking income, net	74	288	441	740
Bank-owned life insurance income	221	225	441	446
Other operating income	1,112	17	1,213	83
Total non-interest income	8,349	4,027	11,492	7,627

Non-interest expense:
Salaries and employee benefits	4,373	4,529	9,147	9,145
Occupancy	645	623	1,297	1,312
Equipment expense	788	781	1,551	1,562
Federal insurance assessments	1,056	447	1,972	1,087
Intangible assets amortization	141	175	281	369
Data processing	417	349	789	715
Marketing	122	139	298	294
Other real estate expense, net	1,282	1,433	935	2,015
Loan collection expenses	1,265	371	2,175	534
Other operating expense	1,419	1,386	2,791	2,635
Total non-interest expense	11,508	10,233	21,236	19,668

Loss before income taxes	(6,125)	(5,500)	(5,065)	(3,853)
Income tax expense (benefit)	0	(2,575)	53	(2,663)

Net loss	(6,125)	(2,925)	(5,118)	(1,190)

Dividends in arrears on preferred shares	314	0	627	0
Accretion of preferred stock discount	7	7	15	15

Net loss available to common stockholders	$(6,446)	$(2,932)	$(5,760)	$(1,205)

Loss per share available to common stockholders:
Basic net loss per common share available to common stockholders	$(1.92)	$(0.88)	$(1.72)	$(0.36)
Diluted net loss per common share available to common stockholders	$(1.92)	$(0.88)	$(1.72)	$(0.36)

Basic weighted average shares outstanding	3,354,896	3,328,035	3,352,167	3,327,005
Diluted weighted average shares outstanding	3,354,896	3,328,035	3,352,167	3,327,005

See accompanying notes to unaudited condensed consolidated financial statements.

Schedule 3

Princeton National Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)	THREE MONTHS ENDED June 30, 2012	THREE MONTHS ENDED June 30, 2011	SIX MONTHS ENDED June 30, 2012	SIX MONTHS ENDED June 30, 2011

Net Loss	$(6,125)	$(2,925)	$(5,118)	$(1,190)

Other Comprehensive Income (Loss)
Net unrealized gains on securities available for sale	$949	$2,039	$1,258	$1,541
Reclassification adjustment for realized gains included in income	(5,098)	(1,598)	(5,652)	(2,682)
Post Retirement Obligation	(116)	-	(116)
Other comprehensive income (loss), before tax effect	(4,265)	441	(4,510)	(1,141)
Tax expense (benefit)	(116)	171	(116)	(442)
Other comprehensive income (loss)	(4,149)	270	(4,394)	(699)

Comprehensive Loss	$(10,274)	$(2,655)	$(9,512)	$(1,889)

See accompanying notes to unaudited condensed consolidated financial statements.

Schedule 4

Princeton National Bancorp, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited)

(dollars in thousands except share data) For the Six Months Ended June 30, 2012	Preferred Stock	Common Stock	Common Stock Warrants	Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, net of tax effect	Treasury Stock	Total

Balance, January 1, 2012	$25,016	$22,391	$150	$18,126	$(42,791)	$5,378	$(23,335)	$4,935

Net loss					(5,118)			(5,118)
Accretion on preferred stock discount	15				(15)			0
Sale of 2,496 shares of treasury common stock				(35)			43	8
Award of 12,500 shares of nonvested common stock out of treasury common stock				(195)			214	19
Forfeiture of 3,500 shares of common stock out of treasury common stock				55			(61)	(6)
Amortization of unearned compensation expense
Other comprehensive loss						(4,394)		(4,394)

Balance, June 30, 2012	$25,031	$22,391	$150	$17,991	$(47,924)	$984	$(23,139)	$(4,516)

For the Six Months Ended
June 30, 2011

Balance, January 1, 2011	$24,986	$22,391	$150	$18,275	$11,589	$3,064	$(23,594)	$56,861

Net loss					(1,190)			(1,190)
Accretion on preferred stock discount	15				(15)			0
Sale of 4,097 shares of treasury common stock				(49)			70	21
Amortization of unearned compensation expense
Other comprehensive loss						(699)		(699)

Balance, June 30, 2011	$25,001	$22,391	$150	$18,259	$10,384	$2,365	$(23,524)	$55,026

See accompanying notes to unaudited condensed consolidated financial statements.

 Schedule 5
Princeton National Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)		SIX MONTHS ENDED June 30, 2012	SIX MONTHS ENDED June 30, 2011
Operating activities:
Net loss		$(5,118)	$(1,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation		878	966
Provision for loan losses		10,100	9,925
Deferred income tax benefit		0	(2,503)
Amortization of intangible assets and other purchase accounting adjustments, net		274	368
Amortization of premiums and discounts on investment securities, net		1,958	767
Gains on sales of securities available-for-sale, net		(5,652)	(2,682)
Gain on sale of land held-for-sale		(75)	0
Compensation expense for vested stock options		40	33
Forfeiture of stock options		(6)	0
Sales of treasury stock		8	21
Loss on sales of other real estate owned, net		72	1,069
Loans originated for sale		(31,545)	(27,245)
Proceeds from sales of loans originated for sale		31,429	30,145
Increase in accrued interest payable		569	140
Decrease in accrued interest receivable		2,653	1,366
Decrease in other assets		763	595
Increase (decrease) in other liabilities		(2,068)	803

Net cash provided by operating activities		4,280	12,578

Investing activities:
Proceeds from sales of investment securities available-for-sale		83,670	83,036
Proceeds from maturities of investment securities available-for-sale		24,703	10,622
Purchase of investment securities available-for-sale		(71,466)	(78,445)
Proceeds from maturities of investment securities held-to-maturity		2,059	1,267
Proceeds from sale of land held-for-sale		155	0
Proceeds from sales of other real estate owned		14,473	3,245
Proceeds from sale of Federal Reserve stock		1,221	0
Net decrease in loans		68,493	23,895
Purchases of premises and equipment		(457)	(277)

Net cash provided by investing activities		122,851	43,343

Financing activities:
Net decrease in deposits		(40,124)	(23,546)
Net decrease in short-term borrowings		(9,092)	(2,272)
Award of nonvested stock from treasury stock		19	0

Net cash used in financing activities		(49,197)	(25,818)

Increase in cash and cash equivalents		77,934	30,103
Cash and cash equivalents at beginning of period		63,295	43,880

Cash and cash equivalents at end of period		$141,229	$73,983

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest		$1,786	$3,616
Income taxes		$16	$896

Supplemental disclosures of non-cash flow activities:
Loans transferred to other real estate owned		$13,838	$1,970

See accompanying notes to unaudited condensed consolidated financial statements.

Interest expense	3,756,009
less accrued interest payable 6/30/11	1,475,021
Cash paid during the period for interest	3,616,003

Schedule 6

PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2012 and 2011, and all such adjustments are of a normal recurring nature.  The 2011 year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

On January 24, 2011, the Corporation notified the U.S. Treasury that it will defer regularly scheduled payments on the Corporation’s 25,083 shares in Series B Preferred Stock.  As of June 30, 2012 and June 30, 2011, “dividends in arrears” on the preferred stock, which must be paid prior to the payment of dividends on the common shares, total approximately $1,881,000 and $627,000, respectively.

NOTE 2 -- EARNINGS PER SHARE

The following table sets forth the computation for basic and diluted loss per share for the periods indicated:

(in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Numerator:
Net loss available to common stockholders	$(6,446)	$(2,932)	$(5,760)	$(1,2050

Denominator:
Basic earnings per share - weighted average common shares	3,354,896	3,328,035	3,352,167	3,327,005

Net loss per share available to common stockholders:
Basic	$(1.92)	$(0.88)	$(1.72)	$(0.36)
Diluted	$(1.92)	$(0.88)	$(1.72)	$(0.36)

The following shares were not considered in computing diluted earnings per share for the three and six month periods ended June 30, 2012 and 2011 because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options to purchase shares of common stock	360,308	555,277	360,308	555,277

Average dilutive potential common shares associated with common stock warrants	155,025	155,025	155,025	155,025

 NOTE 3 -- INTANGIBLE ASSETS

The balance of intangible assets, net of accumulated amortization, totaled $1,603,000 and $1,877,000 at June 30, 2012 and December 31, 2011, respectively.

The following table summarizes the Corporation’s intangible assets, which are subject to amortization, as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$9,004	$(7,437)	$9,004	$(7,168)
Other acquisition costs	234	(198)	234	(193)
Total	$9,238	$(7,635)	$9,238	$(7,361)

Amortization expense of all intangible assets totaled $274,000 and $369,000 for the six months ended June 30, 2012 and 2011, respectively.  The amortization expense of these intangible assets will be approximately $274,000 for the remaining six months of 2012.

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

(in thousands)

Balance, January 1, 2012	$2,437
Servicing rights capitalized	206
Amortization of servicing rights	(302)
Valuation adjustment	(195)
Balance, June 30, 2012	$2,146

        Activity in the valuation allowance for mortgage servicing rights was as follows:

(in thousands)

Balance, January 1, 2012	$1,312
Additions	195
Reductions	-

Balance, June 30, 2012	$1,507

The following table shows the future estimated amortization expense for mortgage servicing rights based on existing balances as of June 30, 2012.  The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed, depending on the amount of additional mortgage servicing rights, changes in mortgage interest rates, estimated prepayment speeds and market conditions. Estimated Amortization Expense:

Amount (in thousands)
For the six months ended December 31, 2012	$142
For the year ending December 31, 2013	267
For the year ending December 31, 2014	251
For the year ending December 31, 2015	235
For the year ending December 31, 2016	221
For the year ending December 31, 2017	207
Thereafter	823

The Corporation services loans for others with unpaid principal balances at June 30, 2012 and December 31, 2011 of approximately $392.6 million and $403.5 million, respectively.  The Corporation entered into an agreement with First State Bank to sell its entire servicing portfolio for 0.550% of total serviced assets equaling approximately $2,146,000 as of June 30, 2012.

NOTE 5 -- OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes for the six months ended June 30, 2012 and 2011 were as follows:

(in thousands)	2012	2011
Net unrealized gains on securities available-for-sale	$1,258	$1,541
Reclassification adjustment for realized gains included in income	(5,652)	(2,682)

Post retirement benefit obligation	(116)	-
Other comprehensive income (loss), before tax effect	(4,510)	(1,141)
Tax expense (benefit)	(116)	(442)
Other comprehensive income (loss)	$(4,394)	$(699)

The components of accumulated other comprehensive income, included in stockholders’ equity at June 30, 2012 and 2011, are as follows:

(in thousands)	2012	2011
Net unrealized gains on securities available-for-sale	$4,915	$4,391
Net unrealized benefit obligations	(646)	(530)
	4,269	3,861
Deferred tax valuation allowance	(1,652)	-
Tax effect	(1,633)	(1,496)
Net-of-tax amount	$984	$2,365

NOTE 6 -- FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK

The subsidiary bank held $2,373,000 in Federal Home Loan Bank stock at June 30, 2012 and December 31, 2011.  The subsidiary bank also held $906,000 and $2,127,000 in Federal Reserve Bank stock at June 30, 2012 and December 31, 2011, respectively. The decrease in Federal Reserve Bank stock outstanding was the result of stock redemptions during 2012.  Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system.  The required investment is based on a predetermined formula.  The Federal Home Loan Bank of Chicago (FHLB) was operating under a Consent Order (the “FHLB Consent Order”) from its regulator, the Federal Housing Finance Board.  However, on April 18, 2012, they announced that the Federal Housing Financing Agency (the “FHFA”) had agreed to terminate the FHLB Consent Order effective immediately.  The FHLB’s new capital structure and repurchase plan were approved by the FHFA.  This new capital structure established two subclasses of stock effective January 1, 2012 and the repurchase plan allows members to request that the FHLB repurchase all or a portion of their excess FHLB stock.  The FHLB continues to provide liquidity and funding through advances.  With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate request for approval.  The FHLB did not pay a dividend in calendar year 2010; however, in calendar year 2011 the FHLB declared and paid four quarterly dividends at an annualized rate of 10 basis points per share.  Management performed an analysis as of June 30, 2012 and December 31, 2011 and deemed the cost method of investment in FHLB stock was ultimately recovered.  For the first quarter of 2012, the FHLB declared a cash dividend at an annualized rate of 0.25% per share.  For the second quarter of 2012, the FHLB declared a cash dividend at an annualized rate of .30% per share.

NOTE 7 -- INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of available-for-sale and held-to-maturity securities by major security type at June 30, 2012 and December 31, 2011 were as follows:

   June 30, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$65,058	$1,117	$(2)	$66,173
State and Municipal	48,669	2,814	(21)	51,462
Collateralized mortgage obligations: GSE residential	94,039	1,198	(191)	95,046
Mutual funds	3,200	-	-	3,200
Total	210,966	5,129	(214)	215,881
Held-to-maturity:
State and Municipal	7,643	97	(6)	7,734
Total	$218,609	$5,226	$(220)	$223,615

December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$76,694	$1,374	$(46)	$78,022
State and Municipal	89,264	6,274	(55)	95,483
Collateralized mortgage obligations: GSE residential	76,480	1,796	(34)	78,242
Total	242,438	9,444	(135)	251,747
Held-to-maturity:
State and Municipal	9,836	114	(8)	9,942
Total	$252,274	$9,558	$(143)	$261,689

Securities with unrealized losses at June 30, 2012 and December 31, 2011 not recognized in income are as follows:

	June 30, 2012
(in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
United States government and federal agency and U.S. government-sponsored entities (GSEs)	$2,927	$(2)	$-	$-	$2,927	$(2)
State and municipal	490	(5)	711	(22)	1,201	(27)
Collateralized mortgage obligations: GSE residential	22,367	(191)	-	-	22,367	(191)
Mutual funds	-	-	-	-	-	-
Temporarily impaired securities	$25,784	$(198)	$711	$(22)	$26,495	$(220)

	December 31, 2011
(in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
United States government and federal agency and U.S. government-sponsored entities (GSEs)	$4,932	$(46)	$0	$0	$4,932	$(46)
State and municipal	505	(8)	1,597	(55)	2,102	(63)
Collateralized mortgage obligations: GSE residential	6,083	(34)	0	0	6,083	(34)
Temporarily impaired securities	$11,520	$(88)	$1,597	$(55)	$13,117	$(143)

There are 6 securities in an unrealized loss position in the investment portfolio at June 30, 2012 all due to interest rate changes and not credit events.  These unrealized losses are considered temporary and, therefore, have not been recognized into income because the issuers are of high credit quality and management has the intent and ability to hold for the foreseeable future and it is more likely than not that the Corporation will not be required to sell the security before recovery.  The fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates.

Maturities of investment securities classified as available-for-sale and held to maturity were as follows at June 30, 2012:
(in thousands)	Adjusted Carrying Value	Fair Value
Available-for-sale:
Due in one year or less	$855	$867
Due after one year through five years	21,639	22,476
Due after five years through ten years	29,268	30,870
Due after ten years	10,517	11,005
	62,279	65,218
Mortgage-backed securities	51,448	52,417
Collateralized mortgage obligations	94,039	95,046
Mutual funds	3,200	3,200
	$210,966	$215,881

Held-to-maturity:
Due in one year or less	$2,656	$2,670
Due after one year through five years	3,231	3,293
Due after five years through ten years	1,756	1,771
Due after ten years	-	-
	$7,643	$7,734

Proceeds from sales of investment securities available-for sale were $83.7 million and $83.0 million for the first six months of 2012 and 2011, respectively.  Net gains were realized of $5,652,000 and $2,682,000 for the six months ended June 30, 2012 and 2011, respectively.  The carrying value of securities pledged as collateral, to secure public deposits and for other purposes were $199.3 million at June 30, 2012 and $201.4 million at December 31, 2011.

NOTE 8 -- LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

	June 30, 2012	December 31, 2011

Commercial	$50,914	$62,609

Agricultural	22,392	61,251

Agricultural Real Estate	53,328	60,523
Commercial Real Estate	230,902	235,103
Commercial Real Estate Development	30,124	58,279
Residential Real Estate	91,793	97,172

Total real estate	406,147	451,077

Consumer	41,196	46,084

Total	$520,649	$621,021

At June 30, 2012 and December 31, 2011, the Corporation held $230,902 and $235,103 in commercial real estate loans and $30,124 and $58,279 in commercial real estate development loans, respectively. Generally, those loans are collateralized by the real estate being financed.  The loans are expected to be repaid from cash flows or from proceeds of sale of the real estate of the borrowers.

At June 30, 2012 and December 31, 2011, the Corporation held $22,392 and $61,251 in agricultural production loans and $53,328 and $60,523 in agricultural real estate loans, respectively. Generally, those loans are collateralized by the assets of the borrower.  The loans are expected to be repaid from cash flows or from proceeds of sale of selected assets of the borrowers.

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

Management reviews and approves the Corporation’s lending policies and procedures on a regular basis.  Management regularly (at least quarterly) reviews the allowance for loan losses and reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.  The Corporation’s underwriting standards are designed to encourage relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.  The integrity and character of the borrower are significant factors in the Corporation’s loan underwriting.  As a part of underwriting, tangible positive or negative evidence of the borrower’s integrity and character are sought out.  Additional significant underwriting factors beyond location, duration, the sound and profitable cash flow basis underlying the loan and the borrower’s character are the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

The Corporation’s policies and loan approval limits are established by the Board of Directors.  The loan officers generally have authority to approve secured loans up to $100,000 and unsecured loans or exposures up to $50,000.  Managing Officers (those with designated loan approval authority) generally have authority to approve secured loans up to $250,000 and unsecured loans or exposures up to $100,000.  The Senior Commercial Banking Officer has authority to approve new secured loans up to $750,000 and unsecured loans or exposures up to $250,000.  The Chief Credit Officer has authority to approve new secured loans up to $1,500,000 and unsecured loans or exposures up to $250,000.  In addition, in certain circumstances any two consumer officers may combine their loan authority limits to approve a loan, while only the President and Chief Executive Officer, Chief Credit Officer and Senior Commercial Banking Manager may combine their loan authority limits to approve a commercial loan.  The Executive Loan Committee may approve new secured one-to-four family residential mortgage loans up to $2,500,000, commercial real estate loans, multi-family real estate loans and land loans up to $3,500,000 in aggregate, and unsecured loans or exposures up to $1,000,000.  All loans above the established limits must be approved by the Directors Loan Committee, consisting of the Chairman, the President and Chief Executive Officer and up to three other Board members.  At no time will the Corporation originate a loan where a borrower's total borrowing relationship exceeds the Corporation’s regulatory lending limit.  Loans to related parties, including executive officers and the Corporation’s directors, are reviewed for compliance with regulatory guidelines by the board of directors at least quarterly.

The Corporation conducts internal loan reviews that validate the loans against the Corporation’s loan policy quarterly for mortgage, consumer, and small commercial loans on a sample basis, and all larger commercial loans on an annual basis.  Beginning in 2011, the Corporation also began receiving independent loan reviews performed by a third party on larger commercial loans to be performed annually.  In addition to compliance with the Corporation’s policy, the loan review process reviews the risk assessments made by its credit department, lenders and loan committees.  Results of these reviews are presented to management and the board of directors.

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

Commercial Business Loans
The Corporation originates commercial non-mortgage business (term) loans and adjustable lines of credit.  These loans are generally originated to small and medium sized companies in the Corporation’s primary market area.  Commercial business loans (including agricultural loans) are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock.

The commercial business loan portfolio consists primarily of secured loans.  When making commercial business loans, the Corporation considers the financial statements, lending history and debt service capabilities of the borrower, the projected cash flows of the business and the value of collateral.  The cash flows of the underlying borrower, however, may not perform consistent with historical or projected information.  Further, the collateral securing the loans may fluctuate in value due to individual economic or other factors.  Virtually all of the Corporation’s loans are guaranteed by the principals of the borrower.  The Corporation has established minimum standards and underwriting guidelines for all commercial loan types.

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the six months ended June 30, 2012:

	Commercial	Agricultural	Agricultural Real Estate	Commercial Real Estate	Commercial Real Estate Development	Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance, beginning of year	$5,240	$55	$548	$11,606	$8,771	$2,855	$1,338	$-	$30,413
Provision charged to expense	225	(39)	920	(60)	7,362	1,173	510	9	10,100
Less: loans charged off	1,544	-	911	1,956	13,474	1,194	667	-	19,746
Recoveries	120	-	-	342	1,114	35	94	-	1,705
Balance, end of period	$4,041	$16	$557	$9,932	$3,773	$2,869	$1,275	$9	$22,472
Ending Balance: individually evaluated for impairment	$1,290	$-	$173	$2,004	$1,512	$1,727	$187	$0	$6,892
Ending Balance: collectively evaluated for impairment	$2,751	$16	$384	$7,928	$2,261	$1,142	$1,088	$9	$15,580
Loans
Ending Balance	$50,914	$22,392	$53,328	230,837	$30,124	$94,129	$41,196	$-	$520,649
Ending Balance: individually evaluated for impairment	$4,413	$-	$3,545	$33,590	$20,393	$9,547	$1,067	$-	$72,555
Ending Balance: collectively evaluated for impairment	$46,501	$22,392	$49,783	$197,247	$9,731	$84,582	$40,129	$-	$448,094

The following table presents the changes in the allowance for loan losses for the three months ended June 30, 2012:

	Commercial	Agricultural	Agricultural Real Estate	Commercial Real Estate	Real Estate Development	Commercial Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance, beginning of year	$5,055	$28	$284	$10,189	$10,297	$2,555	$1,316	$16	$29,740
Provision charged to expense	268	(12)	1,184	713	6,781	753	346	(7)	10,026
Less: loans charged off	1,303	-	911	1,292	13,455	457	445	-	17,863
Recoveries	21	-	-	322	150	18	58	-	569
Balance, end of period	$4,041	$16	$557	$9,932	$3,773	$2,869	$1,275	$9	$22,472

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2011:

	Commercial	Agricultural	Agricultural Real Estate	Commercial Real Estate	Commercial Real Estate Development	Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance, beginning of year	$4,435	$99	$107	$6,029	$15,526	$1,897	$1,595	$38	$29,726
Provision charged to expense	4,494	(35)	(2,675)	24,479	14,564	4,489	1,175	(38)	51,803
Less: loans charged off	4,059	16	2,242	18,951	21,401	3,541	1,667	-	51,877
Recoveries	370	7	8	49	82	10	235	-	761
Balance, end of period	$5,240	$55	$548	$11,606	$8,771	$2,855	$1,338	$-	$30,413
Ending Balance: individually evaluated for impairment	$2,632	$-	$229	$2,337	$8,215	$1,584	$219	$-	$15,216
Ending Balance: collectively evaluated for impairment	$2,608	$55	$319	$9,269	$556	$1,271	$1,119	$-	$15,197
Loans
Ending Balance	$62,609	$61,251	$60,523	235,103	$58,279	$97,172	$46,084	$-	$621,021
Ending Balance: individually evaluated for impairment	$4,803	$-	$5,530	$35,042	$45,944	$11,291	$1,680	$-	$104,290
Ending Balance: collectively evaluated for impairment	$57,806	$61,251	$54,993	$200,661	$12,335	$85,881	$44,404	$-	$516,731

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2011:

	Commercial	Agricultural	Agricultural Real Estate	Commercial Real Estate	Commercial Real Estate Development	Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance, beginning of year	$4,435	$99	$107	$6,029	$15,526	$1,897	$1,595	$38	$29,726
Provision charged to expense	(592)	(26)	24	7,812	1,182	1,461	124	(12)	9,925
Less: loans charged off	1,556	16	22	8,481	8,462	1,438	682	-	20,657
Recoveries	44	-	-	-	-	8	83	-	135
Balance, end of period	$2,331	$57	$61	$5,360	$8,246	$1,928	$1,120	$26	$19,129
Ending Balance: individually evaluated for impairment	$1,879	$-	$-	$1,169	$4,722	$757	$298	$-	$8,825
Ending Balance: collectively evaluated for impairment	$452	$57	$61	$4,191	$3,524	$1,171	$822	$26	$10,304
Loans
Ending Balance	$129,771	$64,354	$49,391	201,571	$75,126	$86,673	$50,801	$-	$657,687
Ending Balance: individually evaluated for impairment	$11,477	$1,822	$1,078	$31,919	$40,345	$9,899	$1,066	$-	$97,606
Ending Balance: collectively evaluated for impairment	$118,294	$62,532	$48,313	$169,652	$34,781	$76,774	$49,735	$-	$560,081

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses
The allowance for loan losses represents an estimate of the amount of losses believed inherent in the Corporation’s loan portfolio at the balance sheet date.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available.  Loan losses are charged against the allowance for loan losses when management believes the uncollectability of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, management believes the reserve to be consistent with prior periods and adequate to cover the estimated losses in the Corporation’s loan portfolio.

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

Although the Corporation’s policy allows for a general valuation allowance on certain smaller-balance, homogenous pools of loans classified as substandard, the Corporation has historically evaluated every loan classified as substandard, regardless of size, for impairment as part of the review for establishing specific allowances.  The Corporation’s policy also allows for general valuation allowance on certain smaller-balance, homogenous pools of loans which are loans criticized as special mention or watch.  A separate general allowance calculation is made on these loans based on historical measured weakness, and which is a multiple of the amount of the general allowance calculated on the non-classified loans.

During 2011, in evaluating the adequacy of the allowance for loan losses, the Corporation implemented loan migration analysis to further analyze the risk in the loan portfolio based on previous loan risk rating, current loan risk rating and charge off history associated with each individual loan pool.  The loans with risk rating 1 through 4 (“pass loan pools”) that have experienced high historical losses during the past three years of economic downturn have been adjusted with negative qualitative adjustments to reflect the estimation of future losses within these pools based on the most recent migration analysis.  The loss migration analysis of these pass loan pools reflected less than a 1% charge off rate compared to a significantly higher charge off rate for loans with risk rating of 5 and 6 (“substandard loan pools”).  These qualitative adjustments to the pass loan pool component of the allowance for loan losses analysis reflect the results of this migration analysis, as well as the seasoned nature of the loans comprising the pass loan pool that have been evaluated by an independent loan review process with over 80% loan review penetration.

The Corporation also utilizes migration analysis to analyze the risk in the substandard loan pools.  The migration analysis tracks all classified loans and the resulting charge offs that have resulted from these classified loans.  In certain loan sectors, the qualitative adjustment factors have been increased due to the risks reflected in the most recent migration analysis.  This is primarily in loan sectors, such as commercial real estate, where the Corporation has experienced recent elevated charge off history.

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

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category and payment activity as of June 30, 2012:

Commercial Credit Exposure: Credit Risk Profile by Creditworthiness Category
Risk Rating:	Commercial	Agricultural	Agricultural Real Estate	Commercial Real Estate	Commercial Real Estate Development	Total
1-2	$3,312	$8,659	$15,580	$24,411	$161	$52,123
3	23,140	12,307	18,609	74,378	3,070	131,504
4	16,144	1,401	13,780	61,469	946	93,740
5	2,151	-	1,089	13,130	5,310	21,680
6	6,167	25	2,571	57,514	18,776	85,053
7	-	-	1,699	-	1,861	3,560
Total	$50,914	$22,392	$53,328	$230,902	$30,124	$387,660

Consumer Credit Exposure: Credit Risk Profile by Creditworthiness Category

	Residential
Risk Rating:	Real Estate	Consumer	Total
Pass	$79,355	$38,529	$117,884
Special Mention	284	171	455
Substandard	11,979	2,468	14,447
Doubtful	175	28	203
Total	$91,793	$41,196	$132,989

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category and payment activity as of December 31, 2011:

Commercial Credit Exposure: Credit Risk Profile by Creditworthiness Category
Risk Rating:	Commercial	Agricultural	Agricultural Real Estate	Commercial Real Estate	Commercial Real Estate Development	Total
1-2	$4,509	$25,979	$14,832	$26,075	$376	$71,771
3	30,037	27,348	24,142	87,772	8,348	177,647
4	18,892	7,096	13,434	54,909	1,744	96,075
5	1,970	381	1,769	4,582	-	8,702
6	7,201	447	4,647	61,111	35,673	109,079
7	-	-	1,699	654	12,138	14,491
Total	$62,609	$61,251	$60,523	$235,103	$58,279	$477,765

Consumer Credit Exposure: Credit Risk Profile by Creditworthiness Category

	Residential
Risk Rating:	Real Estate	Consumer	Total
Pass	$83,381	$42,826	$126,207
Special Mention	253	125	378
Substandard	13,358	3,113	16,471
Doubtful	180	20	200
Total	$97,172	$46,084	$143,256

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

The following table presents the Corporation’s loan portfolio aging analysis as of June 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Total	Past Due Past Due	Total Current	Total Loans	>90 Days & Accruing
Commercial	$424	$74	$-	$498	$46,985	$47,483	$-
Agricultural	-	-	-	-	22,392	22,392	-
Agricultural Real Estate	-	-	-	-	49,783	49,783	-
Commercial Real Estate	460	-	-	460	198,687	199,147	-
Commercial Real Estate Development	-	-	-	-	11,869	11,869	-
Residential Real Estate	31	418	-	-449	84,807	85,256	-
Consumer	278	139	-	417	40,229	40,646	-
Non-Accrual	22	1,536	54,851	56,409	7,664	64,073	-
Total	$1,215	$2,167	$54,851	$58,233	$462,416	$520,649	$-

The following table presents the Corporation’s loan portfolio aging analysis as of December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total Current	Total Loans	>90 Days & Accruing
Commercial	$1,205	$248	$63	$1,516	$57,411	$58,927	$63
Agricultural	-	-	-	-	61,251	61,251	-
Agricultural Real Estate	80	18	-	98	54,895	54,993	-
Commercial Real Estate	3,631	1,702	1,588	6,921	195,302	202,223	1,588
Commercial Real Estate Development	-	114	-	114	14,656	14,770	-
Residential Real Estate	3,308	342	-	3,650	87,877	88,527	-
Consumer	540	349	-	889	44,194	45,083	-
Non-Accrual	4,375	7,414	62,579	74,368	20,879	95,247	-
Total	$13,139	$10,187	$64,230	$87,556	$533,465	$621,021	$1,651

The following table presents the Corporation’s loan portfolio aging analysis as of June 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total Current	Total Loans	>90 Days & Accruing
Commercial	$790	$1,052	$274	$2,116	$117,808	$119,924	$274
Agricultural	656	-	-	656	61,876	62,532	-
Agricultural Real Estate	20	-	-	20	48,293	48,313	-
Commercial Real Estate	4,350	3,238	-	7,588	169,126	176,714	-
Commercial Real Estate Development	698	-	2,195	2,893	39,575	42,468	2,195
Residential Real Estate	-	1,763	-	1,763	77,819	79,582	-
Consumer	880	343	-	1,223	48,907	50,130	-
Non-Accrual	272	722	74,582	75,576	2,448	78,024	-
Total	$7,666	$7,118	$77,051	$91,835	$565,852	$657,687	$2,469

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

The following table presents impaired loans as of June 30, 2012:

				Six Months Ended			Three Months Ended
				Average		Interest	Average	Accrued	Interest
		Unpaid		Investment	Interest	Income	Investment	Interest	Income
	Recorded	Principal	Specific	in Impaired	Income	Recognized	in Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis	Loans	Recognized	Cash Basis

With no related allowance recorded:
Commercial	$2,933	$-	$3,323	$46	$61	$3,209	$3,317	$17	$17
Commercial Real Estate	25,140	-	26,502	230	238	38,660	25,823	141	136
Commercial & Agricultural
Real Estate Development	9,767	-	9,922	71	81	18,104	9,907	34	31
Residential Real Estate	4,013	-	4,228	43	46	5,254	4,163	23	17
Consumer	400	-	466	11	11	1,057	446	5	5

With an allowance recorded:
Commercial	$1,479	$1,139	$1,589	$15	$22	$1,510	$1,578	$8	$5
Commercial Real Estate	11,996	1,229	13,167	16	33	16,981	12,157	15	15
Commercial & Agricultural
Real Estate Development	10,627	983	16,279	11	11	27,678	16,022	7	7
Residential Real Estate	5,533	1,491	5,697	102	92	6,121	5,540	34	23
Consumer	667	153	691	16	15	971	688	8	5

Total:
Commercial	$61,942	$3,351	$70,782	$389	$446	$106,142	$68,796	$222	$211
Residential	$9,546	$1,491	$9,925	$145	$138	$11,375	$9,703	$57	$40
Consumer	$1,067	$153	$1,157	$27	$26	$2,028	$1,134	$13	$10

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balance of accrued impaired loans as well as interest cash collections on non-accruing impaired loans for which ultimate collectability is uncertain.

The following table presents impaired loans as of December 31, 2011:

				Average		Interest
		Unpaid		Investment	Interest	Income
	Recorded	Principal	Specific	in Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
With no related allowance recorded:
Commercial	$1,300	$1,631	$-0-	$5,593	$74 $77
Commercial Real Estate	33,494	55,356	-0-	24,916	721	861
Commercial Real Estate Development	23,970	46,275	-0-	25,961	323	371
Residential Real Estate	7,305	9,773	-0-	5,993	173	205
Consumer	1,119	1,359	-0-	559	50	54
With an allowance recorded:
Commercial	$3,566	$3,566	$2,632	$2,737	$148	$165
Commercial Real Estate	8,666	8,666 2,566	13,398	424	478
Commercial Real Estate Development	21,974	21,974 8,215	20,241	1,335 1,420
Residential Real Estate	3,986	4,365 1,584	3,930 157	172
Consumer	561	561	219	665	23	24
Total:
Commercial	$92,970	$137,468	$13,413	$92,845	$3,025	$3,372
Residential	$11,291	$14,138	$1,584	$9,923	$330	$377
Consumer	$1,680	$1,920	$219	$1,224	$73	$78

The following table presents impaired loans as of June 30, 2011:

				Six Months Ended		Three Months Ended
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial	$9,737	$11,450	$-0-	$9,812	$55	$9,922	$27
Commercial Real Estate	25,852	34,249	-0-	19,378	36	$29,481	$13
Commercial Real Estate Development	25,631	42,877	-0-	26,163	96	$29,627	$46
Residential Real Estate	6,374	7,588	-0-	5,527	15	$6,846	$4
Consumer	657	783	-0-	329	8	$731	$3
With an allowance recorded:
Commercial	$3,562	$3,930	$1,879	$2,735	$8	$3,691	$2
Commercial Real Estate	7,145	7,351	1,169	12,638	181	$7,159	$85
Commercial Real Estate Development	14,714	15,294	4,722	16,611	151	$14,799	$73
Residential Real Estate	3,525	3,615	757	3,699	36	$3,548	$11
Consumer	409	409	298	589	6	$412	$3
Total:
Commercial	$86,641	$115,151	$7,770	$87,336	$527	$94,677	$246
Residential	$9,899	$11,203	$757	$9,226	$51	$10,394	$15
Consumer	$1,066	$1,192	$298	$917	$14	$1,143	$6

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

The following tables present the recorded balance of troubled debt restructurings as of June 30, 2012 and December 31, 2011.
	June 30, 2012
	Total Troubled Debt	Troubled debt restructurings performing in accordance with modified terms		Troubled debt restructurings not performing in accordance
	Restructurings	Accruing	Nonaccrual	with modified terms

Commercial	$1,185	$1,118	$48	$19
Agricultural	-	-	-	-
Agricultural Real Estate	-	-	-	-
Commercial Real Estate	11,694	1,562	-	10,132
Commercial Real Estate Development	2,684	-	42	2,642
Residential Real Estate	4,707	2,448	258	2,001
Consumer	48	7	41	-

Total	$20,318	$5,135	$389	$14,794

	December 31, 2011
	Total Troubled Debt	Troubled debt restructurings performing in accordance with modified terms		Troubled debt restructurings not performing in accordance
	Restructurings	Accruing	Nonaccrual	with modified terms

Commercial	$928	$928	$-0-	$-0-
Agricultural	-0-	-0-	-0-	-0-
Agricultural Real Estate	-0-	-0-	-0-	-0-
Commercial Real Estate	11,588	506	-0-	11,082
Commercial Real Estate Development	2,711	-0-	-0-	2,711
Residential Real Estate	3,963	1,618	884	1,461
Consumer	188	145	43	-0-

Total	19,378	3,197	927	15,254

The following table presents loans modified as troubled debt restructurings during the six months ended June 30, 2012 and the year ended December 31, 2011:

	Period Ended June 30, 2012		Year Ended December 31, 2011
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment
Commercial	3	$19	1	$928
Agricultural	-	-	0	0
Agricultural Real Estate	-	-	0	0
Commercial Real Estate	1	1,063	1	506
Commercial Real Estate Development	-	-	0	0
Residential Real Estate	5	1,058	13	2,463
Consumer	1	9	0	0

Total	10	$2,149	15	$3,897

During the six months ended June 30, 2012, the Corporation modified five residential real estate loans with a recorded investment of $1,058 prior to modification which was deemed a troubled debt restructuring.  This modification, which was in conjunction with the Federal Home Loan Affordable Modification program (HAMP), involved a reduction in the contractual interest rate.  This restructuring was considered to be collateral dependent, but the modifications resulted in the recording of no specific allowance based upon the fair value of the collateral.

In addition, the Corporation modified three commercial loans during the six months ended June 30, 2012 which had a recorded investment of $67 prior to modification and was deemed a troubled debt restructuring.  The Corporation modified the loan payment terms to grant an interest only payment period.  Based on the fair value of the collateral, a specific reserve was determined necessary for the entire amount of the restructured loan.

The Corporation modified one commercial real estate loan during the six months ended June 30, 2012 which had a recorded investment of $1,067 prior to modification and was deemed a troubled debt restructuring.  The Corporation modified the loan payment terms to grant a concession by lengthening the amortization. Based on the fair value of the collateral, no specific reserve was determined necessary for this restructured loan.

During the six months ended June 30, 2012, three out of a total of forty-one troubled debt restructuring loans held by the Corporation were either charged down or charged off by a total of $27.  These loans were primarily commercial real estate or commercial real estate development loans.  Since these loans were collateral dependent, they were written down to the fair market value of the collateral minus estimated selling costs.

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

The following table presents the Corporation’s non-accrual loans at June 30, 2012, December 31, 2011 and June 30, 2011. This table excludes accruing troubled debt restructurings.
	June 30, 2012	December 31, 2011	June 30, 2011
Commercial	$3,431	$3,682	$9,847
Agricultural	-	-	1,822
Agricultural Real Estate	3,545	5,530	1,078
Commercial Real Estate	31,755	32,880	24,857
Commercial Real Estate Development	18,255	43,510	32,658
Residential Real Estate	6,537	8,644	7,091
Consumer	550	1,001	671
Total	$64,073	$95,247	$78,024

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

The following table presents the Corporation’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which the fair value measurements fall as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$66,173	$-	$66,173	$-
State and Municipal	51,462	-	51,462	-
Collateralized mortgage obligations:
GSE Residential	95,046	-	95,046	-
Mutual funds	3,200	-	3,200	-
Total	$215,881	$-	$215,881	$-

December 31, 2011	Fair Value Measurements Using
		Quoted Prices in		Significant
(in thousands)		Active Markets for	Significant Other	Unobservable
	Fair Value	Identical Assets	Observable Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
United States Government and federal agency and U.S. Government sponsored enterprises (GSEs)	$78,022	$-	$78,022	$-
State and Municipal	95,483	-	95,483	-
Collateral mortgage obligations:
GSE Residential	78,242	-	78,242	-
Total	$251,747	$-	$251,747	$-

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

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.  Fair value adjustments on impaired loans were $22,815 for the six months ended June 30, 2012, $22,767 for the three months ended June 30, 2012, and $2,147 for the year ended December 31, 2011.

Mortgage Servicing Rights – As of June 30, 2012, the fair value used to determine the valuation allowance is based on an agreement entered into by the subsidiary bank dated June 30, 2012 to sell the Corporation’s mortgage servicing rights.  As of December 31, 2011, the fair value used to determine the valuation allowance is estimated using discounted cash flow models. The valuation models incorporate assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing rights and may result in a reduction to noninterest income.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Other Real Estate Owned - Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  Estimated fair value of other real estate owned is based on appraisals or evaluations.  Other real estate owned is classified within Level 3 of the fair value hierarchy.  Appraisals of other real estate owned are obtained when the real estate is acquired and subsequently as deemed necessary.  Appraisals are reviewed for accuracy and consistency.  Appraisers are selected from the list of approved appraisers maintained by management.  Fair value adjustments on other real estate owned were $1,045 for the six months ended June 30, 2012 and $795 for the three months ended June 30, 2012 and $4,199 for the year ended December 31, 2011.

The following table presents the quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2012 (in thousands):

June 30, 2012
	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$16,511	Market comparable properties	Comparability adjustments (%)		(16.5%)
Mortgage servicing rights	2,146	Contracted sales price	None		not applicable
Other real estate owned	3,947	Market comparable properties	Marketability discount	5%	to	15%

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which fair value measurements fell at June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$16,511	-	-	$16,511
Mortgage servicing rights	2,146	-	-	2,146
Other real estate owned	3,947	-	-	3,947

December 31, 2011
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$32,903	-	-	$32,903
Mortgage servicing rights	2,437	-	-	2,437
Other real estate owned	7,098	-	-	7,098

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

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2012 (in thousands):

June 30, 2012		Fair Value
		Measurements
		Using:
		Quoted Prices In Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and due from banks	$16,221	$16,221	$	$
Interest-bearing deposits in financial institutions	125,008	125,008
Held to maturity investment securities	7,643		7,734
Loans, net, including loans held for sale	500,513			501,837
Accrued interest receivable	3,800		3,800

Financial Liabilities:

Non-interest bearing demand deposits	$152,741	$	$152,741	$
Interest-bearing deposits	724,430		727,594
Borrowings	75,743			75,743
Accrued interest payable	1,447		1,447

Unrecognized financial instruments (net of contract amount):

Commitments to originate loans	$-	$-	$-	$-
Lines of credit	-	-	-	-
Letters of credit	-	-	-	-

December 31, 2011
	Carrying Value	Fair Value

Financial Assets:
Cash and due from banks	$16,307	$16,307
Interest-bearing deposits in financial institutions	46,988	46,988
Investment securities	261,583	261,689
Loans, net, including loans held-for-sale	592,828	658,359
Accrued interest receivable	6,453	6,453

Financial Liabilities:
Non-interest-bearing demand deposits	$171,939	$171,939
Interest-bearing deposits	745,356	750,355
Borrowings	84,835	84,829
Accrued interest payable	877	877

Unrecognized financial instruments (net of contract amount):
Commitments to originate loans	-0-	-0-
Lines of credit	-0-	-0-
Letters of credit	-0-	-0-

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

NOTE 10 -- INCOME TAXES

A reconciliation of income tax benefit at 34 percent of pre-tax income to the Corporation’s actual tax expense (benefit) for the three and six month periods ended June 30 is shown below:

(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Computed "expected" tax benefit	$(2,107)	$(1,870)	$(1,722)	$(1,310)

Increase (decrease) in income taxes resulting from:
Tax-exempt income	(175)	(300)	(382)	(610)
State income tax, net of federal tax effect	(264)	(692)	(229)	(627)
Bank-owned life insurance income	(82)	(77)	(164)	(155)
Change in valuation allowance	2,577	0	2,469	0
Other, net	51	364	81	(39)
Actual tax expense (benefit)	$-	$(2,575)	$53	$(2,663)

During the third quarter of 2011, management established a full valuation allowance of $27,722 against net deferred tax assets.  Further additions to the valuation allowance have been made in subsequent quarters bringing the total deferred tax valuation allowance to $31,893 as of June 30, 2012.  Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The realizability of the deferred tax asset is based on management’s evaluation of both positive and negative evidence, the forecast of future income, prudent and feasible tax planning strategies and assessments of current and future economic and business conditions.  Positive evidence includes the existence of taxes paid in available carry-back years as well as taxable income projections for future periods, while negative evidence includes the cumulative losses in the current year and prior two years and general business and economic trends.  After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Corporation has determined a full valuation adjustment was necessary as of June 30, 2012 and December 31, 2011.

NOTE 11 -- REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average adjusted assets. As of June 30, 2012 and December 31, 2011, the subsidiary bank and the Corporation were classified as significantly under-capitalized for all three ratios.

The most recent notifications, at June 30, 2012 from the federal banking agencies categorized the subsidiary bank as critically under-capitalized within the meaning of the prompt corrective action provision. To be categorized as well-capitalized, the Corporation and the subsidiary bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows, at December 31, 2011.

The Corporation’s and the subsidiary bank’s actual capital amounts and ratios as of June 30, 2012 and December 31, 2011 are as follows:
	Actual		Minimum Capital Requirement		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012:

Total Capital (to risk-weighted assets):

Princeton National Bancorp, Inc.	$(7,736)	(1.31)%	$47,270	8.00%	$70,830	12.00%
Citizens First National Bank	25,496	4.33%	47,215	8.00%	70,823	12.00%

Tier 1 Capital (to risk-weighted assets):
Princeton National Bancorp, Inc.	$(7,736)	(1.31)%	$23,610	4.00%	N/A	N/A
Citizens First National Bank	17,932	3.05%	23,608	4.00%	N/A	N/A

Tier 1 Capital (to average adjusted assets):
Princeton National Bancorp, Inc.	$(7,736)	(0.80)%	$38,740	4.00%	$77,480	8.00%
Citizens First National Bank	17,932	1.85%	38,737	4.00%	77,474	8.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2011:

Total Capital (to risk-weighted assets):
Princeton National Bancorp, Inc.	$(3,418)	(0.50)%	$55,204	8.00%		$81,306	12.00%
Citizens First National Bank	31,554	4.60%	54,892	8.00%		82,339	12.00%

Tier 1 Capital (to risk-weighted assets):
Princeton National Bancorp, Inc.	$(3,418)	(0.50)%	$27,102	4.00%	$	N/A	N/A %
Citizens First National Bank	22,707	3.31%	27,446	4.00%		N/A	N/A %

Tier 1 Capital (to average adjusted assets):
Princeton National Bancorp, Inc.	$(3,418)	(0.32)%	$42,365	4.00%		$84,729	8.00%
Citizens First National Bank	22,707	2.14%	42,354	4.00%		84,718	8.00%

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

On April 18, 2012, the Corporation received written notice (the “Listing Notice”) from the Listing Qualifications Staff (the “Staff”) of the NASDAQ stock market that the Corporation was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Global Market.  NASDAQ Global Market Listing Rule 5450(b)(1)(A) requires registrants to maintain a minimum of $10,000,000 in stockholders’ equity.  As disclosed in the Corporation’s fiscal year 2011 annual report on Form 10-K, filed on April 12, 2012, the Corporation’s stockholders’ equity as of December 31, 2011  did not meet this requirement.  Subsequent requirements set in March and June 2012 were also not met.

The Listing Notice does not result in the immediate delisting of the Corporation’s common stock from the NASDAQ Global Market.  Rather, in accordance with the NASDAQ Listing Rules, the Corporation has 45 calendar days from the date of the Listing Notice to submit to the Staff a plan to regain compliance with this continued listing requirement.

On June 18, 2012, the Corporation notified the NASDAQ Global Market that it intended to voluntarily delist its common stock from the NASDAQ Global Market.  The Corporation’s stock became available for trade on the OTCQB Marketplace effective June 29, 2012.

On May 7, 2012, the subsidiary bank submitted to the OCC the CRP required under the PCA Notice received in March 2012 reflecting the strategies to achieve compliance with the requirements of the notice, including plans regarding the sale of branches and the sale of stock to improve capital ratios of the subsidiary bank.  The initial CRP was not accepted by the OCC and management is currently in the process of drafting and submitting a revised CRP.

On August 22, 2012, Citizens First National Bank (the “Bank”) , the wholly-owned subsidiary of Princeton National Bancorp, Inc. (the “Company”), received a notification from the Office of the Comptroller of the Currency (“OCC”) confirming that the Bank became “critically undercapitalized” within the meaning of the Prompt Corrective Action (“PCA”) provisions of the Federal Deposit Insurance Act and the regulations of the OCC as of August 20, 2012, the date the Bank filed its amended Report of Condition and Income Report for the quarter ended June 30, 2012 (“Call Report”). Based on the information in the Call Report, the Bank reported that its tangible equity to total assets (Tangible Capital) ratio as of the end of the quarter was 1.92%. The Bank’s capital category is determined solely for the purposes of applying PCA and the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

As a result of it being “critically undercapitalized” for PCA purposes, the Bank remains obligated to submit a capital restoration plan acceptable to the OCC, which plan must be guaranteed by the Company. In addition to other restrictions and prohibitions applicable to depository institutions that are “critically undercapitalized,” the Bank is prohibited, without the prior written approval of the Federal Deposit Insurance Corporation (the “FDIC”), from (1) entering into any material transaction other than in the usual course of business, including any investment, expansion, acquisition, sale of assets, or other similar action with respect to which the Bank is required to provide notice to the OCC; (2) extending any credit for any highly leveraged transactions as defined in 12 C.F.R. § 325.2(i); (3) amending the Bank’s charter or bylaws, except to the extent necessary to carry out any other requirement of law, regulation, or order; (4) making any material change in accounting methods; (5) engaging in any covered transaction as defined in Section 23A(b) of the Federal Reserve Act (12 U.S.C. § 371c(b)); (6) paying excessive compensation or bonuses; and (7) paying interest on new or renewed liabilities at a rate that would increase the Bank’s weighted average cost of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the Bank’s normal market areas. The Bank also remains subject to regulatory restrictions prohibiting the acceptance, renewal or rolling over of brokered deposits.

The PCA framework generally requires that depository institutions that are “critically undercapitalized” be placed into conservatorship or receivership within 90 days of the date on which it was determined that the institution was “critically undercapitalized,” unless the depository institution can raise sufficient capital, merge with another financial institution or the OCC and the FDIC determine and document that “other action” would better achieve the purposes of the PCA capital requirements. The Company and the Bank are diligently working to evaluate and pursue strategic alternatives. There can be no assurance that the Company or the Bank will be successful in obtaining outside additional capital or merging with or being acquired by another company within any regulatory imposed time frame.

As a member of the FDIC, the deposits at the Bank continue to be insured by the FDIC up to the legal maximum insurance limit – currently $250,000 per depositor, per deposit category. The Bank’s staff can help depositors with any questions about the mechanics of FDIC deposit insurance.

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

Schedule 7
PRINCETON NATIONAL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six month periods ended June 30, 2012 and 2011

The following discussion and analysis provides information about Princeton National Bancorp, Inc.'s (“PNBC” or the “Corporation”) financial condition and results of operations for the six month periods ended June 30, 2012 and 2011.  This discussion and analysis should be read in conjunction with the Corporation’s condensed Consolidated Financial Statements and Notes thereto included in this report.  This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Corporation’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules.  The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the effect of the disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the state of the United States economy, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  Further information concerning the Corporation and its business, including  a discussion of these and additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s 2011 Annual Report on Form 10-K under the heading “Item 1. Business.”

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

A Consent Order (“Order”) is a formal action by the OCC requiring a bank to take corrective measures to address deficiencies identified by the OCC. The subsidiary bank can continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. All customer deposits remain fully insured to the maximum limits set by the FDIC.

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

On April 18, 2012, the Corporation received written notice (the “Listing Notice”) from the Listing Qualifications Staff (the “Staff”) of the NASDAQ stock market that the Corporation was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Global Market.  NASDAQ Global Market Listing Rule 5450(b)(1)(A) requires registrants to maintain a minimum of $10,000,000 in stockholders’ equity.  As disclosed in the Corporation’s fiscal year 2011 annual report on Form 10-K, filed on April 12, 2012, the Corporation’s stockholders’ equity as of December 31, 2011 did not meet this requirement.  Subsequent requirements set in March and June 2012 were also not met.

The Listing Notice does not result in the immediate delisting of the Corporation’s common stock from the NASDAQ Global Market.  Rather, in accordance with the NASDAQ Listing Rules, the Corporation has 45 calendar days from the date of the Listing Notice to submit to the Staff a plan to regain compliance with this continued listing requirement.

On June 18, 2012, the Corporation notified the NASDAQ Global Market that it intended to voluntarily delist its common stock from the NASDAQ Global Market.  The Corporation’s stock became available for trade on the OTCQB Marketplace effective June 29, 2012.

On May 7, 2012, the subsidiary bank submitted to the OCC the CRP required under the PCA Notice received in March 2012 reflecting the strategies to achieve compliance with the requirements of the notice, including plans regarding the sale of branches and the sale of stock to improve capital ratios of the subsidiary bank.  The initial CRP was not accepted by the OCC and management is currently in the process of drafting and submitting a revised CRP.

On August 21, 2012, the subsidiary bank was notified that it is critically undercapitalized for PCA purposes, effective August 20, 2012, as a result of the financial results reported in the Bank’s June 30, 2012 Call Report. As a result of the Bank being classified as critically undercapitalized for purposes of PCA, the OCC is required, within 90 days of August 20, 2012, to appoint a receiver or conservator for the Bank, or to take such other action that it determines, with the concurrence of the FDIC, would better achieve the purposes of PCA. Based on current circumstances, it is unlikely that the regulators would pursue a course of action other than conservatorship or receivership. If the Bank is placed into conservatorship or receivership, PNBC would suffer a complete loss of the value of our ownership interest in the Bank, and we subsequently may be exposed to significant claims by the FDIC and the OCC.

Capital Resources

Other than the issuance of common stock, the Corporation’s primary source of capital is net income retained by the Corporation. During the years ended December 31, 2011 and 2010, the Corporation incurred net losses of $54,350 and $16,979 respectively, and paid no common dividends. During the year ended December 31, 2009, the Corporation had a net loss of $21,126 and paid dividends to common stockholders of $2,301. Stockholders equity decreased by $9,451 to ($4,516) as of June 30, 2012 due to a net loss of $5,118 and a decrease in other comprehensive income of $4,394 compared to December 31, 2011.  Total stockholders’ equity decreased $51,908 to $4,935 from $56,861 from December 31, 2010 to December 31, 2011.

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

Federal regulations require all financial institutions to evaluate capital adequacy by the risk-based capital method, which makes capital requirements more sensitive to the levels of risk inherent in different assets.  At June 30, 2012, the Corporation’s total risk-based capital ratio was -1.31%, the Tier 1 risk-based capital ratio was -1.31%, and its Tier 1 leverage ratio was -0.80%.  At June 30, 2012, the subsidiary bank’s total risk-based capital ratio was 4.33%, the Tier 1 risk-based capital ratio was 3.05% and its Tier 1 leverage ratio was 1.85%.  As of December 31, 2011, the Corporation’s total risk-based capital ratio was -0.50%, Tier 1 risk-based capital ratio was -0.50% and its Tier 1 leverage ratio was -0.32%. As of December 31, 2011, the subsidiary bank’s total risk-based capital ratio was 4.60%, Tier 1 risk-based capital ratio was 3.31% and its Tier 1 leverage ratio was 2.14%. These capital ratios fell below the adequately capitalized levels primarily due to the extent of operating losses incurred at the subsidiary bank in 2009, 2010, and 2011. The risk-based regulatory capital ratios are further reduced by the limitation on trust preferred securities includible in Tier 2 capital, based on the decreased level of Tier 1 capital.

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

The Corporation has generated net losses in each of the last three full years, with $54,350 in 2011, $16,979 in 2010 and $21,126 in 2009. The 2011 loss was partially the result of a 100% valuation allowance established against the Corporation’s net deferred tax assets of $27,722.  The 2009 loss was largely due to the 100% write-off of the subsidiary bank’s goodwill of $24,521. The subsidiary bank continued to generate losses in 2010 and 2011 from significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in the subsidiary bank’s primary regulator imposing a Consent Order. Additions to the required level of provision for loan losses resulted in the generation of a net loss of $5,118 for the six months ended June 30, 2012.   For further discussion of regulatory enforcement actions, see the “Regulatory Matters” section of this filing.

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

Other Developments

On January 24, 2011, the Corporation notified the U.S. Treasury that it will defer regularly scheduled payments on the Corporation’s 25,083 shares in Series B Preferred Stock.  As of June 30, 2012 and 2011, “dividends in arrears” on the preferred stock, which must be paid prior to the payment of dividends on common shares, totaled approximately $1,881,000 and $627,000, respectively.

RESULTS OF OPERATIONS

Net loss available to common stockholders was ($6,446,000) for the second quarter of 2012 compared to ($2,932,000) for the second quarter of 2011. Basic and diluted loss per common share available to common stockholders for the second quarter of 2012 was ($1.92) compared to basic and diluted loss per share of ($0.88) for the second quarter of 2011.  This represents a decrease of $3,514,000 or $1.04 per basic and diluted common share.  The annualized return on average assets and return on average equity were (2.64%) and (440.10%), respectively, for the second quarter of 2012, compared to (1.08%) and (20.32%) for the second quarter of 2011.

Net loss available to common stockholders was ($5,760,000) for the first six months of 2012 compared to ($1,205,000) for the first six months of 2011. Basic and diluted loss per common share available to common stockholders for the first six months of 2012 was ($1.72) compared to basic and diluted loss per share of ($0.36) for the first six months of 2011.  This represents a decrease of $4,555,000 or $1.36 per basic and diluted common share.  Higher net loss is attributable primarily to a decrease in net interest income, increased non-interest expenses including loan collection expenses and FDIC assessments, and continued significant provisions for loan losses.  The annualized return on average assets and return on average equity were (1.17%) and (203.23%), respectively, for the second quarter of 2012, compared with (.22%) and (4.21%) for the first six months of 2011.

Net interest income before the provision for loan losses was $7,059,000 for the second quarter of 2012, compared to $8,756,000 for the second quarter of 2011 (a decrease of $1,692,000 or 19.4%).  The net yield on interest-earning assets (on a fully taxable equivalent basis) decreased by 0.72% to 3.40% for the second quarter 2012 from 4.12% in the second quarter of 2011.

Net interest income before the provision for loan losses was $14,779,000 for the first six months of 2012, compared to $18,113,000 for the first six months 2011 (a decrease of $3,334,000 or 18.4%) due to continued yield compression experienced in the historically low interest rate environment.  The net yield on interest-earning assets (on a fully taxable equivalent basis) decreased by 0.80% to 3.47% for the first six months 2012 from 4.27% in the first six months of 2011.  This decrease in the net yield on average interest-earning assets was driven by yield compression experienced in both the loan and investment portfolios, offset in part by a reduction in the cost of interest-bearing liabilities, primarily time deposits, which decreased from 0.34% for the second quarter of 2011 to 0.90% for the second quarter of 2012.

The Corporation’s provision for loan loss expense recorded each quarter is determined by management’s evaluation of the risk characteristics of the loan portfolio.  Net charge-offs decreased during the second quarter of 2012 to $17,294,000, compared to net charge-offs of $18,828,000 for the second quarter of 2011.  The Corporation recorded a loan loss provision of $10,025,000 in the second quarter of 2012 compared to a provision of $8,050,000 in the second quarter of 2011.

Net charge-offs decreased during the first six months of 2012 to $18,041,000, compared to net charge-offs of $20,522,000 for the first six months 2011.  The Corporation recorded a loan loss provision of $10,100,000 in the first six months of 2012 compared to a provision of $9,925,000 in the first six months of 2011.  The allowance for loan losses is discussed more fully in the “Allowance for Loan Losses” section of this filing.

Non-interest income totaled $8,349,000 for the second quarter of 2012, compared to $4,027,000 in the second quarter of 2011, an increase of $4,322,000 or 107.4%.  This increase was due largely to an increase in the realization of gains on securities sold of $3,500,000 in the second quarter of 2012 compared to 2011.  The Corporation’s subsidiary bank’s Employee Health Benefit Plan is partially self insured up to certain stop losses in place with insurance companies.   In addition to the funded status of the component of the plan covering retired employees, for which a separate benefit obligation exists, the Corporation’s bank subsidiary has established a funding reserve for medical costs and claims related to active employees.   Contributions in excess of actual costs and claims are held in a trust agency account.  There are no restrictions on any funds set aside for this purpose.  No asset or obligation related to this component of the plan is recorded on the Corporation or subsidiary bank’s books. During the quarter, the bank subsidiary changed the funding methodology and no longer contributes to the funding reserve using a premium equivalent expense as if the plan were not partially self insured.    Instead, the reserve is maintained based on the actual cost and experience.   This change resulted in the recovery of $908,241 in pre- funded health insurance benefits. Annualized non-interest income as a percentage of total average assets increased to 3.46% for the second quarter of 2012, from 1.49% for the same period in 2011.

Non-interest income totaled $11,492,000 for the first six months of 2012, compared to $7,627,000 in the first six months of 2011, an increase of $3,865,000 or 50.7%.  This increase was due largely to an increase in the realization of gains on securities sold of $2,970,000 in the second quarter of 2012 compared to 2011.  Annualized non-interest income as a percentage of total average assets increased to 2.33% for the first six months of 2012, from 1.41% for the same period in 2011.

Total non-interest expense for the second quarter of 2012 was $11,508,000, an increase of $1,275,000 (or 12.5%) from $10,233,000 in the second quarter of 2011.  The largest differences between these periods for 2012 and 2011 were an increase in loan collections costs and deposit insurance assessments of $894,000 and $609,000 (increases of 240.0% and 136.2%, respectively).  These increases were partially offset by decreases in net other real estate expenses of $151,000 and decreases in salaries and employee benefits of $156,000 (decreases of 10.5% and 3.4%, respectively) in the second quarter 2012 compared to 2011.  Annualized non-interest expense as a percentage of total average assets increased to 4.76% for the second quarter of 2012 compared to 3.78% for the same period in 2011.

Total non-interest expense for the first six months of 2012 was $21,236,000, an increase of $1,568,000 (or 7.97%) from $19,668,000 in the first six months of 2011.  The largest differences between these periods for 2012 and 2011 was an increase in loan collections costs and deposit insurance assessments of $1,641,000 and $885,000 (an increase of 307.3% and 81.4%, respectively) due to increased costs incurred in the aggressive collection of problem loans and higher risk-assessed FDIC insurance premiums.  These increases were partially offset by net gains realized on the sale of other real estate owned properties totaling $974,000.  Other real estate expenses, net resulted in expense of $935,000 in the first half of 2012, a decrease of $1,080,000 (53.6%) compared to the net expense of $2,015,000 in the first half of 2011.  Annualized non-interest expense as a percentage of total average assets increased to 4.30% for the first six months of 2012, compared to 3.64% for the same period in 2011.

INCOME TAXES

The Corporation recorded income tax expense of $53,000 for the six months ended June 30, 2012, as compared to an income tax benefit of $2,663,000 for the six months ended June 30, 2011.  The effective tax rate was 1.05% for the six-month period ended June 30, 2012 and (69.1%) for the six-month period ended June 30, 2011.

During the third quarter of 2011, management established a full valuation allowance against existing net deferred tax assets.  Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The realizability of the deferred tax asset is based on management’s evaluation of both positive and negative evidence, the forecasts of future income, prudent and feasible tax planning strategy and assessments of current and future economic and business conditions.  Positive evidence includes the existence of taxes paid in available carry-back years as well as taxable income projections for future periods, while negative evidence includes the cumulative losses in the current year and prior two years and general business and economic trends.  After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Corporation has determined a full valuation adjustment was necessary as of June 30, 2012 and December 31, 2011.

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

Beginning January 1, 2010, and each quarter thereafter, each institution would record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted.  At June 30, 2012, the Corporation had a remaining prepaid assessment of $273,000. This amount is included in Other Assets in the Condensed Consolidated Balance Sheets. The Corporation recorded $1,754,000 of federal insurance assessment expense for the second quarter of 2012 and $902,000 for the second quarter of 2011.

ANALYSIS OF FINANCIAL CONDITION

Total assets at June 30, 2012 decreased to $954,150,000 from $1,014,316,000 at December 31, 2011 (a decrease of $60.2 million or 5.9%).  There was an increase of $77,934,000 in cash and cash equivalents to $141,229,000 as of June 30, 2012 from $63,295,000 as of December 31, 2011.  Total loan balances decreased by $92.4 million, or 15.7%, during the six month period to $498.2 million due to seasonal pay downs in the agricultural portfolio and continued general decline in the overall demand for new low-risk credit.  Investment balances totaled $223,524,000 at June 30, 2012, compared to $261,583,000 at December 31, 2011 (a decrease of $38.1 million, or 14.6%).  Total deposits decreased to $877,171,000 at June 30, 2012 from $917,295,000 at December 31, 2011 (a decrease of $40.1 million or 4.4%).  Comparing categories of deposits at June 30, 2012 to December 31, 2011, time deposits increased $4.8 million (or 1.6%), while interest-bearing demand deposits decreased $28.6 million (or 8.1%), savings deposits increased $2.9 million (or 3.4%) and demand deposits decreased $19.2 million (or 11.2%).  Borrowings, consisting of customer repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, decreased from $84,835,000 at December 31, 2011 to $75,743,000 at June 30, 2012 (a decrease of $9.1 million or 10.7%).  This decrease was due to a decrease in outstanding customer repurchase agreements and repayment of FHLB advances.

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

On January 24, 2011, the Corporation notified the U.S. Treasury that it will defer regularly scheduled payments on the Corporation’s 25,083 shares in Series B Preferred Stock.  As of June 30, 2012, “dividends in arrears” on the preferred stock, which must be paid prior to the payment of dividends on common shares, total approximately $1,881,000.

LOANS

The Corporation’s loan portfolio largely reflects the profile of the communities in which it operates. The Corporation essentially offers four types of loans: commercial, agricultural, real estate and consumer installment. The Corporation has no foreign loans. The following table summarizes the Corporation’s loan portfolio:

	June 30, 2012		December 31, 2011		June 30, 2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$50,914	9.8%	$62,609	10.1%	$129,771	19.7%

Agricultural	22,392	4.3%	61,251	9.9%	64,354	9.8%

Agricultural real estate	53,328	10.3%	60,523	9.7%	49,391	7.5%
Commercial real estate	230,902	44.3%	235,103	37.9%	201,571	30.6%
Commercial real estate development	30,124	5.8%	58,279	9.4%	75,126	11.4%
Residential real estate	91,793	17.6%	97,172	15.6%	86,673	13.2%
Total Real Estate	406,147	78.0%	451,077	72.6%	412,761	62.8%

Consumer	41,196	7.9%	46,084	7.4%	50,801	7.7%
Total loans	$520,649	100.0%	$621,021	100.0%	$657,687	100.0%

Total assets	$954,150		$1,014,316		$1,069,761
Loans to total assets	54.6%		61.2%		61.5%

Total loans decreased $100,372 (or 16.1%) in the first six months of 2012. There were no acquisitions in the second quarter of 2012 or in 2011.  The decrease in 2012 reflects capital management objectives consistent with 2011, as well as the continued negative effects of the current economic environment in which business and consumer borrowers have reduced demand and capacity for new indebtedness.  This reduced demand and borrower financial deterioration continue to result in a higher percentage level of loans charged off and transferred to other real estate owned.

Commercial loans decreased $11,695 (or 18.7%) in the first six months of 2012. The decrease is due to reduced borrower demand; borrower financial deterioration leading to higher levels of loan charge offs and transfers to other real estate owned and management’s general position toward avoiding inappropriate credit risk in new loan origination.

Loans to agricultural operations decreased $38,859 (or 63.4%) in the first six months of 2012. Short-term agricultural loans are seasonal in nature with paydown from grain sales occurring near the beginning and end of each year. Strong agricultural production in support of the bio-fuels industry (primarily ethanol) and worldwide food demand have dramatically influenced corn prices since the latter part of 2006. Rising corn prices have influenced soybean prices as the two commodities generally compete for planted acreage. Corn and soybeans remain the two primary crops of the Corporation’s market area. Also selling prices remain historically strong in 2011 and into 2012, resulting in another year of high profitability for most of the Corporation’s agricultural customers. The balance sheet of local agriculture remains strong, both in terms of equity and liquidity. The result of these market forces have resulted in a larger seasonal paydown of agricultural balances then in prior years. The highly experienced agricultural staff continues to effectively manage agricultural portfolio risk and seek opportunities to regain this portfolio position in 2012.  Agricultural loans as a percentage of total loans were 4.3% at June 30, 2012, compared to 9.9% at year-end 2011.

Total real estate loans decreased $44,930 (or 10.0%) in the first six months of 2012. Residential real estate loans with fixed rates of more than 5 years are generally sold into the secondary market.  With home mortgage rates in 2011 and the second quarter of 2012 continuing at their lowest level in over 50 years, many borrowers continue to refinance adjustable rate loans into fixed rate loans that were sold. Total home mortgage closings were $34,507 and $18,252 in the first six months of 2012 and 2011, respectively.

Consumer installment loans decreased $4,888 (or 10.6%) in the first six months of 2012.  Home equity lending, which continues to reflect reduced consumer demand, comprises over two thirds of the installment portfolio.

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

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED

Non-performing loans consist of non-accrual loans, loans past due 90 days on which interest is still accruing and loans modified in troubled debt restructurings (restructured loans). Non-performing loans amounted to 13.3% of total loans at June 30, 2012 compared to 16.26% at December 31, 2011. The decrease reflects improvement in the Corporation’s loan portfolio during 2012. The primary components of the non-accrual total remain in two industries. One is the commercial real estate development industry, primarily in the Corporation’s northern and eastern market areas. Non-performing commercial real estate development loans comprise approximately 27.6% of the Corporation’s total non-performing loans as of June 30, 2012. Due to dramatic declines in residential real estate sales activity, certain builders and developers have encountered difficulty in servicing their debt, eventually leading to non-performing status. The other primary component of non-performing loans is commercial real estate loans, which comprise approximately 41.6% of the non-performing total as of June 30, 2012. These are comprised of owner-occupied facilities and leased facilities and are located throughout the Corporation’s market area. The balance of non-performing loans is comprised primarily of residential real estate and home equity credits. The Corporation has been proactive in obtaining updated appraisals for non-performing loans secured by real estate. The continued downward pressure on real estate values, particularly development properties, has prompted charge-offs and the recording of specific reserves for potential loss on loans secured by real estate. Though additional reserve levels are expected to be required due to the potential for future devaluation of these troubled loan sectors, management believes this situation peaked in 2011, and the level of additional reserves will begin to diminish.

Restructured loans at June 30, 2012 were $20,318 compared to $19,378 at December 31, 2011. These are loans to borrowers that are experiencing varying levels of financial stress but are expected to recover. To assist the borrowers, the Corporation has provided some concession in loan terms, most commonly extending the loan amortization or adjusting the interest rate. In the present economic environment, the vast majority of non-performing loans are secured by real estate. At the time a loan is restructured, the Corporation considers the repayment history of the loan and the value of the collateral. If the principal or interest is due and has remained unpaid for 90 days of more and the loan is not well-secured, the loan is placed on nonaccrual status. If the principal and interest payments are current and the loan is well-secured, the restructured loan continues to accrue interest. Once a loan is placed on nonaccrual status, the borrower is required to make current principal and interest payments based on the modified terms for a period of at least 6 months before returning the loan to accrual status.

As of June 30, 2012 and December 31, 2011, $5,135 and $3,197, respectively, in restructured loans were in accrual status. When the loan is restructured, the Loan Officer is required to document the basis for the restructure, obtain current and complete credit and cash flow information and identify a specific repayment plan that would retire the debt. This information is provided to the Credit Analysis department which prepares a thorough credit presentation. The credit presentation includes the modified terms of the loan, a collateral analysis and a cash flow analysis based on the modified terms of the loan. The credit presentation is presented to the Directors’ Loan Committee for approval.

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

The Corporation formed a special assets group in January 2011 to focus on the management of the other real estate owned workout process. Total other real estate owned as of June 30, 2012 and December 31, 2011 was $21,141 and $21,848, respectively.

The following table provides information on the Corporation’s non-performing loans and other real estate owned as of the periods indicated:

	June 30, 2012	December 31, 2011	June 30, 2011
Non-accrual	$49,099	$79,943	$69,550
90 days past due and accruing	-	1,651	2,469
Restructured	20,318	19,378	24,950
Total non-performing loans	$69,417	$100,972	$96,969
Other real estate owned	21,141	21,848	18,308
Total non-performing assets	$91,455	$122,820	$115,277
Non-performing loans to total loans (net of unearned interest)	13.33%	16.26%	14.74%
Non-performing assets to total assets	9.58%	12.11%	10.78%

Of the $69,417 in impaired loans at June 30, 2012, the Corporation relied on third party appraisals for $64,757 of the impaired loans. Approximately, $66,626 or 96.0% of the impaired loans had current third party appraisals which were relied upon. These appraisals were completed within 12 months of June 30, 2012. The appraisals for the remaining $774 in impaired loans in which third party appraisals were obtained had not been updated as the fair value in the last appraisal received and the current estimated value were in significant excess of the outstanding debt.  The average loan to fair value for the $774 was approximately 66.8%.

The following table provides a loan-to-value ratio distribution for the $774 in impaired loans with appraisals over twelve months old as of June 30, 2012:

Loan-to-Value	Amount
0 - 50%	$388
50 - 60%	$58
60 - 70%	$-
70 - 80%	$87
80 - 90%	$241
90% +	$-

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

The determination of a specific allowance or charge-off is reviewed by the Corporation on a monthly basis. During the six months ended June 30, 2012, the Corporation recorded partial charge-offs totaling $13,075 on the impaired loans with an outstanding balance of $11,017. The charge-offs were considered warranted as the loans were considered collateral dependent and the discounted collateral value was not sufficient to cover the outstanding debt.

The Corporation has established reporting lines independent of loan production areas for staff that administer the Corporation’s real estate collateral valuation program – including the ordering, reviewing, and acceptance of appraisals. The Corporation requires appraisals on real estate if the loan is over $250,000 or if the collateral is commercial real estate at the time of origination of the loan. If the appraisal is not within one year of the reporting period, the loan officer may provide an additional discount on the collateral based on the loan officer’s review of the collateral and its current condition, the Corporation’s knowledge of the current economic environment in the collateral’s market and the Corporation’s past experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and the decline in the real estate market since the appraisal was obtained. This additional discount is usually 10% to 20%. If the loan is below $250,000 and is not commercial real estate, an evaluation of the collateral will be completed by an independent qualified party. Underlying collateral consisting of vehicles, equipment or other assets is valued using information provided by the borrower. The loan officer must confirm the existence of the assets and provide adequate discounts on the value of the collateral when determining its adequacy to cover the loan.

Problem Asset Workout Summaries are reviewed by the Corporation’s credit administration division and utilized in the preparation of the allowance for loan losses calculation. Summaries include a collateral analysis detailing a description of the collateral, the date of the appraisal and the discounts on the collateral. If the discounted collateral is sufficient to cover the outstanding loan balance, no specific valuation allowance is placed on the loan.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance shown in the following table represents the allowance available to absorb losses within the entire portfolio:

	June 30, 2012	December 31, 2011	June 30, 2011

Amount of loans outstanding at end of period (net of unearned interest)	$520,649	$621,021	$657,687
Average amount of loans outstanding for the period (net of unearned interest)	$567,217	$584,928	$691,101
Allowance for loan losses at beginning of year	$30,413	$29,726	$29,726
Charge-offs:
Agricultural	-	2,258	38
Commercial	1,544	44,411	18,498
Real estate-mortgage	17,535	3,541	1,439
Installment	667	1,667	682

Total charge-offs	19,746	51,877	20,657
Recoveries:
Agricultural	-	15	-0-
Commercial	120	501	45
Real estate-mortgage	1,491	10	7
Installment	94	235	83

Total recoveries	1,705	761	135

Net loans charged off	18,041	51,116	20,522
Provision for loan losses	10,100	51,803	9,925

Allowance for loan losses at end of period	$22,472	$30,413	$19,129

Net loans charged off to average loans (annualized)	6.36%	8.74%	5.94%
Allowance for loan losses non-performing loans	32.37%	30.12%	19.73%
Allowance for loan losses to total loans at of period (net of unearned interest)	4.32%	4.90%	2.91%

The allowance for loan losses is considered by management to be a critical accounting policy. The allowance for loan losses is increased by provisions charged to operating expense and decreased by charge-offs, net of recoveries. The allowance is based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful loans, and such other factors that, in management’s best judgment, deserve evaluation in estimating possible loan losses. The adequacy of the allowance for possible loan losses is monitored monthly during the ongoing, systematic review of the loan portfolio by the allowance review committee of the subsidiary bank. The results of these reviews are reported to the Board of Directors of the subsidiary bank on a monthly basis. Monitoring and addressing problem loan situations are the responsibility of the subsidiary bank’s staff, management and its Board of Directors.

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

Crop insurance and the overall relationship between production is pricing is expected to compensate the Company’s Ag customers for any weather related losses they may have otherwise experienced as a result of the summer drought (experienced in the Midwest and throughout the country) and it’s affect on crop production.

The Corporation’s allowance for loan losses has two components. The second component is based upon individual review of nonperforming, substandard or other loans identified as a risk for loss and deemed impaired. This includes the Corporation’s nonperforming loans, which consist of nonaccrual loans, loans past due over 90 days and troubled debt restructurings, loans designated as impaired as defined by accounting and regulatory guidance and loans evaluated for potential loss on an individual basis.

The second component is based upon expected, but unidentified, losses inherent in the Corporation’s loan portfolio. The second component is determined utilizing the Corporation’s most recent twelve quarter net charge-off history which is then adjusted for qualitative and quantitative factors. These reserve percentages are reviewed on a quarterly basis by an Allowance Review Committee which is comprised of members of management, including lending, credit administration, accounting and risk management. The qualitative and quantitative factors considered include economic conditions, changes in underwriting practices, changes in the value of collateral, changes in the portfolio volume, staff experience, past due and nonaccrual loans, loan review oversight, concentrations of loans and competition.

During 2011, in evaluating the adequacy of the allowance for loan losses, the Corporation implemented loan migration analysis to further analyze the risk in the loan portfolio based on previous loan risk rating, current loan risk rating and charge off history associated with each individual loan pool.  The loans with risk rating 1 through 4 (“pass loan pools”) that have experienced high historical losses during the past six years of economic downturn have been adjusted with negative qualitative adjustments to reflect the estimation of future losses within these pools based on the most recent migration analysis.  The loss migration analysis of these pass loan pools reflected less than a 1% charge off rate compared to a significantly higher charge off rate for loans with risk rating of 5 and 6 (“substandard loan pools”).  These qualitative adjustments to the pass loan pool component of the allowance for loan losses analysis reflect the results of this migration analysis, as well as the seasoned nature of the loans comprising the pass loan pool that have been evaluated by an independent loan review process with over 80% loan review penetration.

The Corporation also utilizes migration analysis to analyze the risk in the substandard loan pools.  The migration analysis tracks all classified loans and the resulting charge offs that have resulted from these classified loans.  In certain loan sectors, the qualitative adjustment factors have been increased due to the risks reflected in the most recent migration analysis.  This is primarily in loan sectors, such as commercial real estate, where the Corporation has experienced recent elevated charge off history.

During the second quarter of 2012, an independent risk model validation was performed relative to the Corporation’s computations and determinations of the adequacy of the allowance for loan and lease losses account.  The Corporation’s conclusions regarding the adequacy were also evaluated and tested for reasonableness.

The allowance for loan losses of $22,472 and $30,413, respectively, was 4.32% and 4.90% of total loans as of June 30, 2012 and December 31, 2011. The Corporation’s net charge-offs as a percentage of average loans was 6.36% and 8.74% for the six months ended June 30, 2012 and year ended December 31, 2011, respectively. The Corporation’s net charge-offs experienced and the level of the required allowance for loan losses have declined in the first six months of 2012 from the high levels experienced in 2010 and 2011 due to the Corporation’s aggressive efforts to identify and recognize the impact on the troubled loan portfolio of the deterioration in the economic environment, especially relative to commercial real estate and commercial real estate development loans in its northern and eastern markets in Grundy, Kane and DuPage counties.

During the first six months of 2012, $19,746 in loan charge-offs were recorded due to the receipt of updated appraisals reflecting the current deterioration in the collateral value of commercial real estate and commercial real estate development properties that has arisen due to the impacts on the real estate and construction industries of the lingering effects of the economic downturn.  The Corporation also recorded $1,705 in recoveries of prior loan charge-offs in the first six months of 2012 as a result of ongoing aggressive collection efforts.  This net charge-off level resulted in the recording of $10,100 in provision for loan losses in the first six months of 2012.  The reduction in loans in the six months ending June 30, 2012 as well as continued improvement in the Corporation’s loan portfolio combined to result in the ratio of the allowance for loan losses to loans net of unearned interest as of June 30, 2012 decreasing to 4.32% from 4.90% as of December 31, 2011.  The reduction in CRE loans and CRE development loans in combination with a reduction of specific reserves required due to borrower paydowns and charge-offs, offset by increases in general reserves due to continued uncertainty in some segments of the loan portfolio and the economy as a whole resulted in a slight increase of $175,000 in provisions for loan losses in the six months ended June 30, 2012 compared to 2011.

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

The allowance for loan losses as a percentage of non-performing loans increased to 32.4% as of June 30, 2012 from 30.1% as of December 31, 2011. The allowance for loan losses calculation takes into consideration continuing economic declines and resulting increases in non-performing loans in the quantitative and qualitative factors used to adjust the reserve percentages on loans not specifically reserved for in the calculation.

There was $6,892 in specific loan loss reserves for the non-performing loans as of June 30, 2012, compared to $15,216 as of December 31, 2011. Although non-performing loans remain elevated, the balance is comprised of loans that management believes will not result in significant additional losses not reserved in the allowance for loan losses as of June 30, 2012. Management considers the allowance for loan losses adequate to meet probable losses as of June 30, 2012.

LIQUIDITY

Liquidity is measured by a financial institution’s ability to raise funds through customer deposits, borrowed funds, capital or the sale of assets, including other real estate owned. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Liquid funds are used to maintain reserve requirements, fund loans, purchase treasury shares and meet deposit withdrawals and operational requirements. Liquidity is obtained through growth of core funds (defined as core deposits, 50% of non-public entity certificates of deposit over $100 and repurchase agreements issued to commercial customers), liquid assets and accessibility to the money and capital markets. The Corporation and the subsidiary bank have access to short-term funds through the Federal Home Loan Bank of Chicago and the Federal Reserve Bank of Chicago. The Federal Home Loan Bank of Chicago can also provide longer-term borrowings to help meet liquidity requirements.

As of June 30, 2012, though the subsidiary bank maintains sufficient liquidity in the form of cash and cash equivalents, the Corporation’s ability to generate additional liquidity is stressed as a result of the lack of a borrowing line of credit with another financial institution and the inability of the subsidiary bank to pay dividends to the Corporation due to restrictions imposed by the regulatory enforcement order at the subsidiary bank. In response, the Corporation initiated a process to identify and evaluate a broad range of strategic alternatives to strengthen the company’s capital base and enhance shareholder value, and retained outside financial and legal advisors to assist with its evaluation and oversight. For further discussion, see the “Capital Resources” section of this filing.

The subsidiary bank has adequate liquidity available. The most liquid assets are cash and due from banks, interest-bearing deposits with financial institutions and cash held at the Federal Reserve Bank of Chicago. The balance of these assets, which represent the Corporation’s cash and cash equivalents, are dependent on the Corporation’s operating, investing, lending and financing activities during any given period.

The following table summarizes the Corporation’s average cash and cash equivalents for the six months ending June 30, 2012 and the years ending December 31, 2011 and 2010.

	June 30	December 31
	2012	2011	2010
Cash and due from banks	$8,169	$18,362	$14,769
Interest-bearing deposits with financial institutions	78,952	54,987	55,352
Total	$87,121	$73,349	$70,121

Percent of average total assets	8.79%	6.79%	6.06%

The following table summarizes the Corporation’s cash and cash equivalents as of June 30, 2012 and December 31, 2011 and 2010.

	June 30	December 31
	2012	2011	2010
Cash and due from banks	$16,221	$16,307	$12,992
Interest-bearing deposits with financial institutions	125,008	46,988	30,888
Total	$141,229	$63,295	$43,880

Percent of average total assets	14.25%	6.20%	4.00%

As indicated in the table above, average cash and cash equivalents increased 18.9% to $87,121 as of June 30, 2012 from $73,349 as of December 31, 2011, which increased 4.6% from $70,121 as of December 31, 2010. As a percent of average total assets, average cash and cash equivalents increased to 8.79% as of June 30, 2012 from 6.79% as of December 31, 2011, which had increased from 6.06% as of December 31, 2010. The increase in average cash and cash equivalents during the periods up to June 30, 2012 was attributable to increased liquidity maintained by the Corporation as a cushion for liquidity reserves.

In the six months ended June 30, 2012, the Corporation experienced an increase in cash and cash equivalents of $77,934 or 123.1%, to $141,229 from $63,295 as of December 31, 2011. This increase was due primarily to a net decrease in loans of $85,771. Investing activities provided $122,851, including the $68,493 in net loan redemption and $14,473 in proceeds from the sales of other real estate owned. Financing activities required $49,195 from a $40,124 decrease in deposits and a $9,092 decrease in short term borrowings, primarily customer repurchase agreement accounts and the repayment of FHLB advances. Cash and cash equivalents of $141,229 at June 30, 2012, along with available unpledged securities, are deemed adequate to meet short-term liquidity needs.

In 2011, the Corporation experienced an increase in cash and cash equivalents of $19,415 or 44.2%, to $63,295 from $43,880 in 2010. This increase was due primarily to a net decrease in loans of $23,562. Investing activities provided $31,868, including $23,562 in net loan redemption and $5,009 in proceeds from the sales of other real estate owned. Financing activities utilized $32,346 from a $45,666 reduction in deposits; offset by a $17,276 increase in short term borrowings, primarily customer repurchase agreement accounts.  Cash and cash equivalents of $63,295 at December 31, 2011, along with available unpledged securities are deemed adequate to meet short-term liquidity needs.

The ratio of temporary investments and other short-term available funds (those investments maturing within one year, plus twelve months’ projected payments on mortgage-backed securities and collateralized mortgage obligations, and cash and due from banks’ balances) to volatile liabilities (50% of non-public entity certificates of deposit over $100, repurchase agreements issued to public entities, short-term borrowings from banks, and deposits of public entities) was 126.64% at June 30, 2012 and 67.7% at December 31, 2011. Core deposits (demand deposits, interest-bearing checking accounts, savings deposits and certificates of deposit less than $100) were 83.9% of total deposits at June 30, 2012 and 87.8% at December 31, 2011. Money market accounts of approximately $191,285 and $221,130 at June 30, 2012 and December 31, 201, respectively, are classified by the Corporation as core deposits.

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

The subsidiary bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The subsidiary bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.  At June 30, 2012, commitments to extend credit and standby letters of credit were approximately $71.3 million and $1.6 million, respectively.

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

LAND HELD FOR SALE

The Corporation owns separate lots in Elburn and Aurora, Illinois that have been removed from the land balance and are now shown on the Corporation’s balance sheet as land held-for-sale, at the lower of cost or market.  The land in Elburn, approximately 2 acres, was purchased in 2003 in anticipation of the construction of a branch facility and has a cost basis of $740,000 at June 30, 2012.  The land in Aurora, consisting of two lots remaining from the original purchase of fourteen acres in 2004 which was used to construct a branch facility, has a cost basis of $1,344,000.   In addition, the Corporation sold former land held for sale in Somonauk, Illinois with cost basis of $80,000 for a realized gain of $75,000 during the second quarter of 2012.

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

	Six Months Ended, June 30, 2012			Six Months Ended, June 30, 2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Average Interest-Earning Assets

Interest-bearing deposits	$78,952	$95	0.24%	$47,180	$56	0.24%
Taxable investment securities	221,725	2,892	2.63%	162,888	3,107	3.85%
Tax-exempt investment securities	53,409	1,558	5.88%	84,713	2,517	5.99%
Net loans	539,361	13,183	4.93%	604,960	17,119	5.71%

Total interest-earning assets	893,447	17,728	4.00%	899,741	22,799	5.11%

Average non-interest earning assets	97,321			190,943

Total average assets	$990,768			$1,090,684

Average Interest-Bearing Liabilities

Interest-bearing demand deposits	$345,585	$545	0.32%	$382,769	$1,176	0.62%
Savings deposits	88,297	24	0.05%	81,035	29	0.07%
Time deposits	301,081	1,346	0.90%	351,130	2,167	1.24%
Interest-bearing demand notes issued to the U.S.
Treasury	-	-	0.00%	1,075	-	0.00%
Federal funds purchased and customer repurchase
agreements	54,203	171	0.64%	37,506	120	0.65%
Advances from Federal Home Loan Bank	4,093	8	0.39%	6,746	32	0.96%
Trust preferred securities	25,000	262	2.11%	25,000	232	1.87%

Total interest-bearing liabilities	818,259	2,356	0.58%	885,261	3,756	0.86%

Net yield on average interest-earning assets		$15,372	3.47%		$19,043	4.27%

Average non-interest-bearing liabilities	166,698			147,665

Average stockholders' equity	5,811			57,758

Total average liabilities and stockholders' equity	$990,768			$1,090,684

The following table reconciles tax-equivalent net interest income (as shown above) to net interest income as reported on the Condensed Consolidated Statements of Income.

	For the Six Months Ended
	June 30,
	2012	2011
Net interest income as stated	$17,135	$18,113
Tax equivalent adjustment-investments	530	856
Tax equivalent adjustment-loans	63	74

Tax equivalent net interest income	$17,728	$19,043

Schedule 8

Controls and Procedures

(a)
Disclosure controls and procedures.  Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.  The Corporation’s disclosure controls and procedures are the controls, along with other procedures that are designed to ensure that it will record, process, summarize and report in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  Thomas D. Ogaard, President and Chief Executive Officer, along with other senior management reviewed and participated in this evaluation.  Based on this evaluation, management concluded that, as of the date of the evaluation, disclosure controls were effective.

(b)
Internal controls.  Aside from the changes implemented by management as noted below, there have been no significant changes in our internal accounting controls or in other factors during the quarter ended June 30, 2012.

As discussed in Exhibit 99.1 contained in the Corporation’s December 31, 2011 10-K filed on April 12, 2012, BKD, LLP, the Corporation’s external public accounting firm, identified a control deficiency that was determined to be a material weakness during the audit of the Corporation’s financial statements as of December 31, 2011.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses noted was not having sufficient documentation to support the qualitative factors related to the allowance for loan loss calculation and inadequate controls related to the timely communication of in-process appraisals requiring additional specific reserve as of December 31, 2011.  Management considers the material weakness related to the inadequate controls related to the timely communication of in process appraisals to be remediated as of June 30, 2012.  However, management does not consider the material weakness related to not having sufficient documentation to support the qualitative factors related to the allowance for loan losses as remediated as of June 30, 2012.  Management continues to be developing information to support its qualitative factors for changes in appraisals related to changes in collateral market values.  However, management continues to take remediation actions to address this internal control matter and is still working on the remediation to cure by September 30, 2012.  A more complete discussion of management’s actions are detailed below.

Management has evaluated the procedures for supporting the qualitative factors related to the allowance for loan loss calculation and timely communication of in-process appraisals.  The following processes have been implemented to specifically mitigate the control weakness identified:

1)
To ensure proper financial reporting, the Corporation utilizes a migration analysis to support the qualitative factor adjustments.  A review of the June 30, 2012 allowance for loan losses calculation was performed including a thorough review of the migration analysis, qualitative factors, and all appraisals on impaired loans received subsequent to June 30, 2012.  Management determined the appropriate allowance for loan losses amount necessary based on generally accepted accounting principles which resulted in the balance of the allowance for loan losses as of June 30, 2012.  Management has not specifically correlated its qualitative factors for the changes in appraisals due to changes in market conditions.  Management continues to obtain subsequent appraisal information to support its qualitative factors and will enhance its documentation by September 30, 2012.

2)
The evaluation of the allowance for loan losses continues to be subject to enhanced consideration of the loan migration analysis, thereby providing a more objective level of information in support of the qualitative factors used in calculating the allowance for loan losses. The Allowance Review Committee, meets on a quarterly basis, or more often if deemed necessary, to determine the adequacy of the allowance for loan losses calculation. As of June 30, 2012, the Allowance Review Committee included as members the Chief Executive Officer, Chief Credit Officer, EVP & Senior Commercial Banking Manager, SVP Retail Banking and VP & Credit Risk Analytics.

3)
The credit administration department implemented a more robust tracking system of the entire appraisal services process as part of the Corporation’s “real estate, asset valuation standards, and procedures” that includes standards and procedures surrounding the timing of such.  The appraisal services tracking system identifies the date appraisals were ordered within credit administration’s the loan services group through tracking the appraisal technical review process within the credit analysis group.  Each group maintains an independent tracking system on these two key components so  that the deliverables associated with the Bank’s real estate, asset valuation standards and procedures are met, along with ensuring the accurate and timely reporting of valuations as they impact its financial reporting.  Management has also enhanced and documented the timing requirement of both the appraisal ordering and their review process to ensure the information is received timely for accurate reporting related to the quarterly financial statement preparation process.

Management identified a significant internal control weakness related to inadequate accounting department staffing during the quarter ended June 30, 2012.  Elevated levels of employee turnover left the department without the expertise necessary to perform the all of the job functions assigned to them during the quarter.  This change in the internal controls presents a reasonable possibility that the Company’s controls may fail to prevent, or detect and correct a misstatement of an account balance or disclosure.

This internal control weakness was mitigated by the following management initiatives:

1)	Having the Company’s former Chief Operating Officer assumed the responsibilities of the Chief Financial Officer during substantially the entire quarter.

2)
Having the internal audit perform an audit of the accounting functions with the primary objective of evaluating the process and significant control points for effectiveness, adequacy and efficiency of operations.  Deficiencies identified as a result of the audit have been assessed by management and remediation measures are being taken.

3)	Contracting with independent contractors with experience in financial accounting and reporting in June to prepare regulatory and SEC reports.

Management continues to focus on staff development and supervision through the use of independent contractors as the Company continues its search for a permanent accounting management team.